Form 10-Q
period 1996-04-28
BORDERS GROUP INC
filed 1996-06-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10 - Q
(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  April 28, 1996

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________.

                 Commission file number 1-13740

                       Borders Group, Inc.
     (Exact name of registrant as specified in its charter)

                 DELAWARE           38-3196915
              (State or other         (I.R.S.
              jurisdiction of        Employer
             incorporation or     Identification
               organization)           No.)

     500 East Washington Street, Ann Arbor, Michigan  48104
            (Address of principal executive offices)
                           (zip code)

                         (313) 913-1100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
     (2)  has  been subject to such filing requirements  for
     the past 90 days.
Yes___X___   No_______

       Title of Class            Shares Outstanding As Of
        Common Stock                   June 6, 1996
      ($.001 par value)                 37,755,748


                       BORDERS GROUP, INC.


                              INDEX




Part I - Financial Information
                                                             Page

  Item 1.   Financial Statements                                1

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         11

Part II - Other Information


  Item 1.  Legal Proceedings                                   N/A

  Item 2.  Changes in Securities                               N/A

  Item 3.  Defaults Upon Senior Securities                     N/A

  Item 4.  Submission of Matters to a vote of
           Securityholders                                     N/A

  Item 5. Other Information                                    N/A

  Item 6.  Exhibits and Reports on Form 8-K                     17


  Signatures


                       BORDERS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Dollars in millions except per common share data)
                           (Unaudited)


                                              13 Weeks Ended
                                          April 28,      April 23,
                                              1996         1995
                                            -------       -------
Sales                                       $  404.0    $  353.6
Cost of merchandise sold, including
occupancy costs                                310.8       274.4
                                              ------       ------
Gross profit                                    93.2        79.2
Selling, general and administrative expenses    96.2        86.7
Pre-opening expense                              0.4         0.7
Goodwill amortization                            0.3         1.9
Operating losses of stores identified
 for closure                                      --        (1.3)
                                                -----      ------
Operating loss                                  (3.7)       (8.8)
Interest expense (income)                        1.9        (0.1)
                                                -----      ------
Loss before income tax                          (5.6)       (8.7)
Income tax benefit                              (2.2)       (3.1)
                                               -----       ------
Net loss                                      $ (3.4)     $ (5.6)
                                              ======       ======

Loss per common share data (Pro forma
for 13 weeks ended April 23, 1995- Note 2):
Loss per common share                        $(0.08)      $(0.13)
                                              ======       ======
Weighted average common shares
  outstanding (in thousands)                  40,917       43,570
                                              ======       ======

   See accompanying Notes to Unaudited Condensed Consolidated
                      Financial Statements.


                       BORDERS GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in millions except per common share data)
                           (Unaudited)

                                       4/28/96   4/23/95   1/28/96
Assets
Current Assets
Cash                                   $  51.6  $   45.8   $  36.5
Merchandise inventories                  651.2     545.5     637.5
Accounts receivable and other current
assets                                    31.2      29.5      37.5
Property held for resale                  25.3      13.1      28.7
                                       -------   -------    ------
Total current assets                     759.3     633.9     740.2

Property and equipment, net of
 accumulated depreciation of $178.3,
 $173.8 and $179.0, respectively         253.9     257.1     243.5
Other assets and deferred charges         26.7      37.3      29.0
Goodwill, net of accumulated
 amortization of $40.7, $38.6, and
 $40.4, respectively (Note 3)             39.3     257.6      39.6
                                       -------   -------   -------
                                      $1,079.2  $1,185.9  $1,052.3
                                       =======   =======   =======

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt and capital lease
 obligations due within one year      $  125.6   $   4.4  $   60.5
Trade accounts payable                   303.0     238.7     304.8
Accrued payroll and other liabilities    131.9      98.5     157.0
Restructuring reserve                      5.5      41.3       7.0
Taxes, including income taxes              4.2       8.7      13.6
                                       -------    ------   -------
Total Current Liabilities                570.2     391.6     542.9
Long-term debt and capital lease
 obligations                               9.2      11.2       8.1
Other long-term liabilities               28.7      57.2      29.3
Commitments and contingencies (Note 5)     --        --        --
                                       -------    ------   -------
Total Liabilities                        608.1     460.0     580.3

Mandatory redeemable Series A
 preferred stock; 1,100,000 shares
 authorized                                 --       5.4       ---
                                       -------   -------   -------
Shareholders' equity:
Preferred Stock, par value $.001 per
 share; 8,900,000 shares authorized;
 no shares issued and outstanding           --        --        --
Common stock, par value $.001 per
 share; 200,000,000 shares authorized;
 37,753,944 and 37,658,992 issued and
 outstanding at April 28, 1996 and
 January 28, 1996 respectively              --        --        --
Additional paid-in capital               669.9     708.7     669.2
Officers recievables and deferred
 compensation                            (1.6)        --     (3.4)
Retained earnings (deficit)            (197.2)      11.8   (193.8)
                                       -------   -------   -------
Total stockholders' equity               471.1     720.5     472.0
                                       -------   -------   -------
                                      $1,079.2  $1,185.9  $1,052.3
                                       =======   =======   =======
See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                       BORDERS GROUP, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE 13 WEEKS ENDED APRIL 28, 1996
                      (Dollars in millions)
                           (Unaudited)


                                      Officers
                                       Receiv.   Add'l   Retained
                      Common Stock    Deferred  Paid-in  Earnings
                   Shares     Amount    Comp    Capital  (Deficit)  Total

Balance at 1/28/96 37,658,992   $--    $ (3.4)   $669.2  $(193.8)   $472.0
Net loss               --        --        --       --      (3.4)     (3.4)
Issuance of common
 stock                 94,952    --                 0.7      --        0.7
Payment of receiv.
 and deferred
 comp. expense         --        --       1.8       --        --       1.8
                   __________   ____    ______   ______  ________   ______
Balance at 4/28/96 37,753,944   $0.0    $(1.6)   $669.9  $(197.2)   $471.1
                   ==========   ====    ======   ======  ========   ======

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.

                       BORDERS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in millions)
                           (Unaudited)
                                                13 Weeks Ended
                                             April 28,     April 23,
                                               1996           1995
Cash provided by (used for):
Operations
Net loss                                      $(3.4)         $(5.6)
Adjustments to reconcile net loss
 to operating cash flows:
Depreciation and goodwill amortization          9.6           11.5
Other non-cash charges                          ---            1.1
Increase (decrease) in other long-
 term assets and liabilities                    1.7            1.2
Cash provided by (used for) current
 assets and current liabilities:
Increase in inventories                       (13.7)         (18.0)
Decrease in restructuring reserve              (1.5)          (5.0)
Decrease in property held for resale            3.4            ---
Decrease in accounts payable                   (1.8)         (33.2)
Other, net                                    (29.6)         (25.7)
                                              _____          _____
Net cash used for operations                  (35.3)         (73.7)
                                              _____          _____
Investing
Capital expenditures                          (18.3)         (23.0)
                                              _____          _____
Net cash used for investing                   (18.3)         (23.0)
                                              _____          _____
Financing
Net funding from credit facility               65.0            ---
Proceeds from construction funding              3.0            3.6
Issuance of common stock                        0.7            ---
Repayment of long-term debt                     ---           (0.3)
Repayment of Kmart borrowing                    ---          (97.8)
                                              _____          _____
Net cash provided by (used for) financing      68.7          (94.5)
                                              _____          _____
Net increase(decrease) in cash and
equivalents                                    15.1         (191.2)
Cash and equivalents at beginning of year      36.5          237.0
                                              _____         ______
Cash and equivalents at end of period         $51.6         $ 45.8
                                              =====         ======

                    See accompanying Notes to Unaudited Condensed
                               Consolidated Financial Statements.


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 28, 1996 (the 1995 consolidated financial statements).

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 28, 1996, the Company operated a chain of 976 mall-based bookstores, 124 book superstores, and 9 music stores throughout the United States.

     Certain reclassifications of previously reported April 23, 1995 balances have been made to conform with the 1995 change in reporting presentation.

Note 2 - Public Offering of Common Stock

     An initial public offering of the Company's common stock
(the IPO) was completed June 1, 1995. Prior to the IPO, the Company was a majority-owned subsidiary of Kmart. As a result of the IPO and a subsequent transaction completed in August 1995, Kmart no longer holds an interest in the Company's common stock. See the 1995 consolidated financial statements for further discussion.
     Weighted average shares outstanding are calculated as follows:

                                                          Pro-Forma
                                               13 Weeks   13 Weeks
                                                 Ended      Ended
                                                4/28/96    4/23/95
                                                _______    _______
Shares outstanding at beginning of period        37,659     28,760
Shares sold by the Company in the IPO                       12,531
Shares issued upon completion of the IPO                     1,405
Shares issued during the period                      45
Common stock equivalents                          3,213        874
                                                 ______     ______
Weighted average common shares outstanding       40,917     43,570
                                                 ======     ======
The pro forma earnings per common share data are based on actual common shares outstanding after the IPO and assume the IPO took place at the beginning of fiscal 1995.

Note 3 - Accounting for Goodwill

     In the second and fourth quarters of 1995 the Company recorded pre-tax charges to operations of $201.8 to reflect the change in the method of evaluating the recoverability of goodwill. These noncash write-downs in goodwill were the result of a change in policy by the Company after the IPO to evaluate the recoverability of goodwill based on a fair value method. There was no write-down required under this policy in the first quarter ended April 28, 1996.

Note 4 - Restructuring Program

     In 1993, the Company implemented a restructuring plan pursuant to which it planned to close 187 underperforming Walden stores and to combine certain distribution and headquarters functions of Borders and Walden. The Company recorded a restructuring charge of $142.8 to provide for the estimated costs of implementing the plan. The Company recorded an additional charge of $6.4 in the fourth quarter of 1994 to reflect revised estimates of the cost of completing the reconstruction plan. As of January 28, 1996, the store closure program was substantially complete. For the 13 weeks ended April 28, 1996 $1.5 of cash expenditures were charged to the restructuring reserve.


Note 5 - Commitments and Contingencies

     There are various claims, lawsuits, and actions pending against the Company and its subsidiaries which are incident to their operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

     During 1994, the Company entered into an agreement in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Kmart has failed to maintain investment grade ratings and therefore these notes are now subject to put by the holder. To date the holder has not exercised its right to put the notes.

     In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations serve as collateral for certain mortgage pass-thru certificates. On March 11, 1996 Kmart was required to repurchase the underlying notes. Kmart has asserted to the Company that it believes that the Company is required to reimburse Kmart for approximately $13.2 of payments that it made to repurchase these notes, which includes the "make whole" premium of approximately $1.5. The Company and Kmart have agreed, subject to approval of the Company's lenders, that the Company will purchase the notes from Kmart for approximately $12.1.

     The Company does not believe that the note purchase has a material effect on the Company's financial position or earnings.

Note 6 - Financing
Credit Facility: The Company has a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue, repurchase or pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $125.0 at April 28, 1996.

Lease Financing Facility: On November 26, 1995 the Company entered into a five year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $26.4 outstanding under the lease facility at April 28, 1996.

     In February 1996, the Company entered into interest rate swaps with a total notional amount of $140, which effectively converted variable rate borrowings to a fixed rate based on 3 month LIBOR. These swap agreements all expire within 12 months of the date the Company entered into the agreements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At April 28, 1996, the Company operated 124 book superstores under the Borders name, 976 mall-based and other bookstores primarily under the Waldenbooks name, and 9 stores under the names Planet Music and CD Superstore.

     The Company's first quarter of 1996 and 1995 consisted of the 13 weeks ended April 28, 1996 and April 23, 1995, respectively.

Reporting Format. During 1995, the Company changed its reporting format from prior years to reclassify certain occupancy costs and exclude buying costs from cost of sales. Previously reported April 23, 1995 balances have been reclassified to conform to the revised presentation.

Results of Operations

     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:

                                            13 Weeks Ended
                                         April 28,   April 23,
                                           1996        1995

Sales                                     100.0%      100.0%
Cost of merchandise sold,
 including occupancy costs                 76.9        77.6
                                          _____       _____
Gross margin                               23.1        22.4
Selling, general and
 administrative expenses                   23.8        24.6
Pre-opening expense                         0.1         0.2
Goodwill amortization and write-down        0.1         0.5
Operating losses of stores
 identified for closure (1)                 --         (0.4)
                                          _____       _____
Operating loss                             (0.9)       (2.5)
Interest expense                            0.5         0.0
                                          _____       _____
Loss before income tax                     (1.4)       (2.5)
Income tax benefit                          0.5         0.9
                                          _____       _____
Net Loss                                   (0.9)%      (1.6)%
                                          =====       =====

(1) Operating losses from stores included in the Waldenbooks restructuring program are charged against the reserve for such losses in 1995.

Store Activity

The Company's store activity is summarized below:

                              4/28/96  4/23/95    1/28/96
Borders Superstores
Beginning number of stores        116       75         75
Openings                            8        6         41
                                _____    _____      _____
Ending number of stores           124       81         16
                                =====    =====      =====

Walden Mall Bookstores
Beginning number of stores        992    1,102      1,102
Openings                            1        0          5
Closings                         (17)     (49)      (115)
                                _____    _____      _____
Ending number of stores           976    1,053        992
                                =====    =====      =====

CD Superstores/ Planet Music
Superstores:
Beginning number of stores          9       10         10
Openings                          ---      ---          1
                                _____    _____      _____
Endings                             9       10          9
                                =====    =====      =====


13 Weeks Ended April 28, 1996 and April 23, 1995

     Sales in the first quarter of 1996 were $404.0 million, a $50.4 million, or 14.3%, increase over first quarter 1995 sales of $353.6 million. This increase reflects a $65.3 million, or 49.6%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 8.2%. This increase was offset in part by a decline in Waldenbooks sales of $14.9 million due to store closings and a 1.5% decrease in comparable store sales.

     Cost of merchandise sold, including occupancy costs, was $310.8 million in the first quarter of 1996, as compared with $274.4 million in the first quarter of 1995. Gross margin as a percentage of sales was 23.1% in the first quarter of 1996 versus 22.4% in the first quarter of 1995. This 0.7% improvement reflects the impact of consolidated distribution operations, further leveraging of occupancy costs and reduced depreciation expense as a result of the 1995 FAS 121 write-down.

     Selling, general and administrative ("SG&A") expenses in the first quarter of 1996 were up $9.5 million, or 10.9%, over SG&A expenses in the first quarter of 1995 ($96.2 million versus $86.7 million). As a percentage of sales, SG&A expenses fell from 24.6% in the first quarter of 1995 to 23.8% in the first quarter of 1996. This 0.8% decrease is primarily due to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount and wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan in the third quarter of 1995 and reduced depreciation expense as a result of the 1995 adoption of FAS 121.

     Pre-opening expense in the first quarter of 1996 was $0.4 million as compared to $0.7 million in 1995. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 8 Borders superstores and 1 Waldenbooks mall-based store in the first quarter of 1996 as compared to 6 Borders superstores in the first quarter of 1995. The reduction in pre-opening expense is a result of the timing of the 1996 store openings. The majority of the expense associated with these openings will be incurred in the second quarter.

     Goodwill amortization was $0.3 million in the first quarter
1996 as compared to $1.9 million in 1995. The decrease in goodwill amortization is a result of the aforementioned goodwill write-down taken in 1995.

     Interest expense was $1.9 million in 1996 as compared to income of $0.1 in 1995. The increase is due primarily to borrowings outstanding during the period ended April 28, 1996 used to fund the Kmart share purchase in the third quarter of 1995 and property held for resale.

      Income tax benefit in the first quarter of 1996 was $2.2 million as compared to a benefit of $3.1 million in 1995.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash used for operations for the 13 weeks ended April 28, 1996 was $35.3 million as compared to $73.7 million in the corresponding period in the prior year. The current year activity primarily reflects a net loss of $3.4 million combined with an increase in inventories of $13.7 million and a decrease in payables of $1.8 million, partially offset by a decrease of $3.4 million of property held for resale. The decrease in cash used for operations as compared to the prior year is primarily attributable to the increase in accounts payable over the prior year representing a higher level of vendor funded inventory purchases. Other operating cash flow primarily represent decreases in accrued liabilities and other non-trade accounts payable. The Company expects to complete the sale of properties included in property held for resale in the second quarter of 1996.

     Net cash used for investing for the first 13 weeks of 1996 was $18.3 million as compared to $23.0 million in the first 13 weeks of 1995. The Company opened 8 new superstores and 1 new Waldenbooks store in the first 13 weeks of 1996 versus 6 new superstores in the first 13 weeks of 1995. The decrease is due primarily to the use of the company's lease facility to construct developer financed store locations.

     Net cash provided by financing in the first 13 weeks of 1996 was $68.7 million versus cash used for financing of $94.5 million in the first 13 weeks of 1995. Net cash provided by financing in 1996 resulted primarily from net borrowings under the credit facility.

     The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

     In 1995 the Company entered into a $300 million, five-year working capital line of credit, with a syndicate of banks. The
Company had $125.0 million in outstanding borrowings under the Credit Facility as of April 28, 1996

     On November 26, 1995 the Company entered into a five year $150 million lease financing facility to finance new stores and other property through operating leases. The lease facility will provide financing to Lessors through loans from a first party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the first party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There were 7 properties financed through the lease facility, with a financed value of $26.4 million, at April 28, 1996.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. Kmart has failed to maintain investment grade ratings and therefore these notes are now subject to put by the holder. To date the holder has not exercised its right to put the notes. The Company would expect to fund this obligation through its line of credit.

     In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations serve as collateral for certain mortgage pass-thru certificates. On March 11, 1996 Kmart Corporation was required, to repurchase the underlying notes. Kmart has asserted to the Company that it believes that the Company is required to reimburse Kmart for approximately $13.2 million of payments that it made to repurchase these notes, which includes a "make whole" premium of approximately $1.5 million. The Company and Kmart have agreed, subject to approval of the Company's lenders, that the Company will purchase the notes from Kmart for approximately $12.1 million.

     The Company does not believe that the note purchase has a material effect on the Company's financial position or earnings.


PART II - OTHER INFORMATION

Item 6. Exhibits and reports on form 8-K

Exhibits:

(a) Exhibits: 11.1 Statement of Computation of per share earnings
              27   Financial data schedule for 13 weeks ended April 28, 1996

(b)  Reports on Form 8-K: None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                       BORDERS GROUP, INC.
                          (Registrant)



Date:   June 10, 1996               By:  /S/ George R. Mrkonic
                                        -----------------------
                                           George R. Mrkonic
                                       Vice Chairman and President
                                        (Principal Financial and
                                           Accounting Officer)