Form 10-Q
period 1996-07-28
BORDERS GROUP INC
filed 1996-09-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10 - Q
(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  July 28, 1996

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
     Yes___X___   No_______

       Title of Class            Shares Outstanding As Of
        Common Stock                September 6, 1996
      ($.001 par value)                 37,841,342


                       BORDERS GROUP, INC.


                              INDEX




Part I - Financial Information
Page

  Item 1.   Financial Statements                                1

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         12

Part II - Other Information


  Item 1.  Legal Proceedings                                   N/A

  Item 2.  Changes in Securities                               N/A

  Item 3.  Defaults Upon Senior Securities                     N/A

  Item 4.  Submission of Matters to a vote of
           Securityholders                                     19

  Item 5.  Other Information                                   N/A

  Item 6.  Exhibits and Reports on Form 8-K                    20


  Signatures


                       BORDERS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Dollars in millions except per common share data)
                           (Unaudited)


                                              13 Weeks Ended
                                         July 28,        July 23,
                                            1996           1995
                                         _______        ________

Sales                                   $  414.3         $  363.8
Cost of merchandise sold, including
  occupancy costs                          316.4            282.8
                                          ______          _______
Gross profit                                97.9             81.0
Expenses, selling, general
  and administrative                        98.1             87.8
Pre-opening expense                          1.6              1.3
Goodwill amortization and writedown          0.2            182.6
Operating losses of stores identified
 for closure                                 (--)            (1.0)
                                          _______         _______
Operating loss                              (2.0)          (189.7)
Interest expense                             1.6              0.4
                                          _______         _______
Loss before income tax                      (3.6)          (190.1)
Income tax benefit                          (1.4)            (3.2)
                                          _______         _______
Net loss                                 $  (2.2)         $(186.9)
                                          =======         =======

Loss per common share data (Pro forma
  for 13 weeks ended July 23, 1995- Note 2):
Loss per common share                      $(0.05)         $(4.28)
                                           =======        =======
Weighted average common shares
  outstanding (in thousands)                41,775         43,636
                                            ======        =======

   See accompanying Notes to Unaudited Condensed Consolidated
                      Financial Statements.


                       BORDERS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Dollars in millions except per common share data)
                           (Unaudited)


                                              26 Weeks Ended
                                         July 28,        July 23,
                                            1996           1995
                                         _______          _______
Sales                                   $  818.3         $  717.4
Cost of merchandise sold, including
  occupancy costs                          627.3            557.2
                                          ______           ______
Gross profit                               191.0            160.2
Selling, general and
  administrative expenses                  194.3            174.5
Pre-opening expense                          2.0              2.0
Goodwill amortization and writedown          0.5            184.5
Operating losses of stores identified
 for closure                                 (--)            (2.3)
                                           _____           ______
Operating loss                              (5.8)          (198.5)
Interest expense                             3.5              0.3
                                           _____           ______
Loss before income tax                      (9.3)          (198.8)
Income tax benefit                          (3.6)            (6.3)
                                           _____           ______
Net loss                                 $  (5.7)         $(192.5)
                                          ======          =======

Loss per common share data (Pro forma
  for 26 weeks ended July 23, 1995- Note 2):
Loss per common share                       $(0.14)      $(4.41)
                                            =======      =======
Weighted average common shares
  outstanding (in thousands)               41,856         43,603
                                           ======        =======

   See accompanying Notes to Unaudited Condensed Consolidated
                      Financial Statements.



                       BORDERS GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in millions except per common share data)
                           (Unaudited)

                                       7/28/96  7/23/95  1/28/96
Assets
Current Assets
Cash                                   $  35.1 $   62.4  $  36.5
Merchandise inventories                  628.4    573.7    637.5
Accounts receivable and other current
assets                                    41.5     36.2     66.2
                                        ------   ------   ------
Total current assets                     705.0    672.3    740.2

Property and equipment, net of
accumulated depreciation of $222.6,
  $181.6 and $218.5, respectively        268.6    280.3    243.5
Other assets and deferred charges         38.8     37.6     29.0
Goodwill, net of accumulated
amortization of $40.9, $39.2, and
  $40.4, respectively (Note 3)            39.0     75.0     39.6
                                       ------- --------  -------
                                      $1,051.4 $1,065.2 $1,052.3
                                       =======  =======  =======

                       BORDERS GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in millions except per common share data)
                           (Unaudited)

Liabilities and Stockholders'
Equity
Current liabilities:

Short-term debt and capital lease
  obligations due within one year   $  125.6   $ 55.2  $  60.5
Trade accounts payable                 282.7    229.1    304.8
Accrued payroll and other              127.5    130.1    157.0
liabilities
Restructuring reserve                    4.6     33.0      7.0
Taxes, including income taxes            3.5      5.6     13.6
                                     _______  _______  _______

Total  Current Liabilities             543.9    453.0    542.9
Long-term debt and capital lease
  obligations                            8.8     11.0      8.1
Other long-term liabilities             27.1     48.0     29.3
Commitments and contingencies             --       --       --
(Note 5)                             _______  _______  _______

Total Liabilities                      579.8    512.0    580.3

Stockholders' equity:
Preferred Stock, par value $.001 per
 share; 10,000,000 shares
 authorized; no shares issued and
 outstanding                              --      --       --

Common stock, par value $.001 per
 share; 200,000,000 shares authorized;
 37,808,127, 42,867,659 and
 37,658,992 issued and outstanding at
 July 28, 1996, July 23, 1995, and
 January 28, 1996, respectively           --      --      --
Additional paid-in capital             672.0    729.9    669.2
Officers receivables and deferred
compensation                           (0.9)    (1.5)    (3.4)
Retained earnings (deficit)          (199.5)  (175.2)  (193.8)
                                     _______  _______  _______
Total stockholders' equity             471.6    553.2    472.0
                                     _______  _______  _______
                                    $1,051.4 $1,065.2 $1,052.3
                                     =======  =======  =======

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                       BORDERS GROUP, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE 26 WEEKS ENDED JULY 28, 1996
                      (Dollars in millions)
                           (Unaudited)



                                 Officers
                                   Rec.    Add'l   Retained
                   Common Stock  Deferred Paid-in  Earnings
                  Shares  Amount   Comp   Capital (Deficit)   Total

Balance at
1/28/96          37,658,992  $-  $  (3.4) $ 669.2 $(193.8)  $ 472.0
Net loss              --      -        --      --    (5.7)     (5.7)
Issuance of
common stock        149,135   -               2.8      --       2.8
Payment of
receivable and
deferred             --       --     2.5      --       --       2.5
compensation     __________  _____ _______ ______ ________   ______

Balance at       37,808,127  $0.0  $(0.9) $ 672.0 $(199.5)   $471.6
7/28/96          ==========  ====  ====== ======= ========   ======


See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                       BORDERS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in millions)
                           (Unaudited)
                                              26 Weeks Ended
                                            July 28,   July 23,
                                              1996       1995
Cash provided by (used for):
Operations
Net loss                                      $(5.7)   $(192.5)
Adjustments to reconcile net loss
  to operating cash flows:
Depreciation and goodwill amortization         19.8      203.0
and writedown
Other non-cash charges
Increase (decrease) in other long-term
assets and liabilities                        (12.0)      (0.6)
Cash provided by (used for) current
assets and current liabilities:
(Increase)decrease in inventories               9.1      (46.2)
Decrease in restructuring reserve              (1.6)     (13.3)
Decrease in property held for resale           13.5        --
Decrease in accounts payable                  (22.1)     (42.3)
Other, net                                    (25.3)       8.4
                                            _______    _______
Net cash used for operations                  (24.3)     (83.5)
                                            _______    _______
Investing
Capital expenditures                          (45.8)     (54.4)
Proceeds from asset sale                        0.9       ---
                                            _______     _______
Net cash used for investing                   (44.9)     (54.4)
                                            _______     _______
Financing
Net funding from credit facility               65.0       55.0
Proceeds from construction funding              --         7.9
Issuance of common stock                        3.0        --
Repayment of long-term debt                    (0.2)      (4.6)
Repayment of Kmart borrowings                   --       (95.0)
                                             ______     ______
Net cash provided by (used for) financing      67.8      (36.7)
                                             ______     ______
Net increase (decrease) in cash and
equivalents                                    (1.4)    (174.6)
Cash and equivalents at beginning of year      36.5      237.0
                                            _______    ______
Cash and equivalents at end of period         $35.1      $62.4
                                            =======     ======


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

      The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 28, 1996, the Company operated a chain of 966 mall-based bookstores, 127 book superstores, and 7 music stores throughout the United States.

      Certain reclassifications of previously reported July 23, 1995 balances have been made to conform with the 1995 change in reporting presentation.

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
                                                     Pro
                                                    Forma
                                            13        13
                                           Weeks    Weeks
                                           Ended    Ended
                                          7/28/96  7/23/95
                                          _______  _______

Shares outstanding at beginning of         37,753    28,760
period
Shares sold by the Company in the IPO                12,531
Shares issued upon completion of the IPO              1,428
Shares issued during the period                23
Common stock equivalents                    3,999       884
                                           ______    ______
Weighted average common shares             41,775    43,603
outstanding                                ======    ======

The pro forma earnings per common share data are based on actual common shares outstanding after the IPO and assume the IPO took place at the beginning of fiscal 1995.

Note 3 - Accounting for Goodwill

      In the second and fourth quarters of 1995 the Company recorded pre-tax charges to operations of $182.0 and $19.8, respectively, to reflect the change in the method of evaluating the recoverability of goodwill. These noncash write-downs in goodwill were the result of a change in policy by the Company after the IPO to evaluate the recoverability of goodwill based on a fair value method. There was no write-down required under this policy in the quarter ended July 28, 1996.

Note 4 - Restructuring Program

      In 1993, the Company implemented a restructuring plan pursuant to which it planned to close 187 underperforming Walden stores and to combine certain distribution and headquarters functions of Borders and Walden. The Company recorded a restructuring charge of $142.8 to provide for the estimated costs of implementing the plan. The Company recorded an additional charge of $6.4 in the fourth quarter of 1994 to reflect revised estimates of the cost of completing the reconstruction plan. As of January 28, 1996, the program was substantially complete. For the 13 weeks and 26 weeks ended July 28, 1996, $1.5 and $1.6 of cash expenditures were charged to the restructuring reserve.


Note 5 - Commitments and Contingencies

      There are various claims, lawsuits, and actions pending against the Company and its subsidiaries which are incident to their operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

      During 1994, the Company entered into an agreement in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Kmart has failed to maintain investment grade ratings and therefore these notes are now subject to put by the holder. To date, the holder has not exercised its rights to put the notes.

       In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations served as collateral for certain mortgage pass-thru certificates. On March 11, 1996 Kmart was required to repurchase the underlying notes. The Company purchased the notes from Kmart for approximately $12.1 on June 18, 1996, which fully satisfied the Company's contingent obligation.

      The Company does not believe that the note purchase has had
a   material  effect  on  the  Company's  financial  position  or earnings.

Note 6 - Financing
Credit Facility: The Company has a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue, repurchase or pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $125.0 at July 28, 1996 and $175.0 at September 10, 1996.

Lease Financing Facility: On November 26, 1995 the Company entered into a five year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $59.3 outstanding under the lease facility at July 28, 1996 and $72.9 at September 10, 1996.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At July 28, 1996, the Company operated 127 book superstores under the Borders name, 966 mall-based and other bookstores primarily under the Waldenbooks name, and 7 stores under the names Planet Music and CD Superstore.

      The Company's second quarter of 1996 and 1995 consisted of the 13 weeks ended July 28, 1996 and July 23, 1995, respectively.

Reporting Format - During 1995, the Company changed its reporting format from prior years to reclassify certain occupancy costs and exclude buying costs from cost of sales. Previously reported July 23, 1995 balances have been reclassified to conform to the revised presentation.

Results of Operations

      The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:


                                     13 Weeks Ended     26 Weeks Ended
                                    _______________     _______________
                                    July 28, July 23,  July 28, July 23,
                                     1996     1995      1996     1995
                                     _____     _____   _____     _____


Sales                               100.0%     100.0%   100.0%   100.0%
Cost of merchandise sold,
including
occupancy costs                      76.4       77.7     76.7     78.2
                                    _____      _____    _____    _____
Gross margin                         23.6       22.3     23.3     21.8
Selling, general and
administrative expenses              23.7       24.1     23.7     23.8
Pre-opening expense                   0.4        0.4      0.2      0.3
Goodwill amortization and             0.0       50.2      0.1     25.7
writedown
Operating losses of stores
identified for closure (1)            --        (0.2)     --      (0.0)
                                    _____      _____    _____    _____
Operating loss                       (0.5)     (52.1)    (0.7)   (27.7)
Interest expense                      0.4        0.2      0.4      0.0
                                    _____      _____    _____    _____
Loss before income tax               (0.9)     (52.3)    (1.1)   (27.7)
Income tax benefit                    0.4        0.9      0.4      0.9
                                    _____      _____    _____    _____
Net Loss                             (0.5)%    (51.4)%   (0.7)%  (26.8)%
                                    =====      =====    =====    =====
Net Loss excluding writedown         (0.5)%    (1.3)%    (0.7)%  (1.5)%
                                    =====      =====    =====    =====

(1) Operating losses from stores included in the Waldenbooks restructuring program are charged against the reserve for such losses in 1995.

Store Activity

The Company's store activity is summarized below:

                               7/28/96  7/23/95   1/28/96

Borders Superstores
Beginning number of stores        116       75         75
Openings                           11        6         41
                                _____    _____      _____

Ending number of stores           127       81         16
                                =====    =====      =====

Walden Mall Bookstores
Beginning number of stores        992    1,102      1,102
Openings                            3        0          5
Closings                         (29)     (49)      (115)
                                _____    _____      _____
Ending number of stores           966    1,053        992
                                =====    =====      =====

CD Superstores/ Planet Music
Superstores:
Beginning number of stores          9       10         10
Openings                          (2)      ---          1
                                _____    _____      _____
Endings                             7       10          9
                                =====    =====      =====


13 Weeks Ended July 28, 1996 and July 23, 1995

      Sales in the second quarter of 1996 were $414.3 million, a $50.5 million, or 13.9%, increase over second quarter 1995 sales of $363.8 million. This increase reflects a $65.6 million, or 46.4%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 10.7%. This increase was offset in part by a decline in Waldenbooks sales of $12.7 million due to store closings and a 1.8% decrease in comparable store sales.

      Cost of merchandise sold, including occupancy costs, was $316.4 million in the second quarter of 1996, as compared with $282.8 million in the second quarter of 1995. Gross margin as a percentage of sales was 23.6% in 1996 versus 22.3% in 1995. This 1.3% improvement reflects the impact of consolidated distribution operations and improved buying resulting in higher initial product margin and tighter control of inventory shrinkage.

     Selling, general and administrative ("SG&A") expenses in the second quarter of 1996 were up $10.3 million, or 11.7%, over SG&A expenses in the second quarter of 1995 ($98.1 million versus $87.8 million). As a percentage of sales, SG&A expenses fell from 24.1 to 23.7% in 1996. This 0.4% decrease is primarily due to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount and wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan in the third quarter of 1995 and higher co-op advertising rebates.

      Pre-opening expense in the second quarter of 1996 was $1.6 million as compared to $1.3 million in 1995. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the
first  full  fiscal month of a store's operations.   Pre-opening
expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 3 Borders superstores and 2 Waldenbooks mall-based store in the second quarter of 1996 as compared to 7 Borders superstores and 1 Waldenbooks store in the second quarter of 1995. The increase in pre-opening expense is a result of the timing of the 1996 store openings. The majority of the expense incurred in the second quarter is associated with first quarter store openings.

     Goodwill amortization was $0.2 million in the second quarter
1996  as  compared  to  $0.6 million in 1995.   The  decrease  in
goodwill amortization is a result of the aforementioned goodwill write-down taken in 1995.

      Interest expense was $1.6 million in 1996 as compared to $0.4 in 1995. The increase is due primarily to borrowings outstanding during the period ended July 28, 1996 used to fund the Kmart share purchase in the third quarter of 1995.

       Income tax benefit in the second quarter of 1996 was  $1.4 million as compared to a benefit of $3.2 million in 1995.

26 Weeks Ended July 28, 1996 and July 23, 1995

      Sales for the 26 weeks ended July 28, 1996, were $818.3 million, a $100.9 million, or 14.1%, increase over sales for the 26 weeks ended July 23, 1995, of $714.4 million. This increase reflects a $130.9 million, or 48%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 9.5%. This increase was offset in part by a decline in Waldenbooks sales of $26.7 million due to store closings and a 1.6% decrease in comparable store sales.

      Cost of merchandise sold, including occupancy costs, was $627.3 million in the first 26 weeks of 1996, as compared with $557.2 million in the same period of 1995. Gross margin as a percentage of sales was 23.3% in 1996 versus 22.3% in 1995. This 1.3% improvement reflects the impact of higher initial margin due to improved buying, tighter control of inventory shrinkage and savings from consolidated distribution operations.

     Selling, general and administrative ("SG&A") expenses in the 26 weeks ended July 28, 1996 were $98.1 million versus $87.8 million for the same period of 1995. As a percentage of sales, SG&A expenses fell from 24.3% in 1995 to 23.7% 1996. This 0.6% decrease is primarily due to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount and wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan in the third quarter of 1995 and higher co-op advertising rebates.

      Pre-opening expense in the first 26 weeks of 1996 and 1995 was $2.0 million. The Company opened 11 Borders superstores and 3 Waldenbooks mall-based store in the second quarter of 1996 as compared to 13 Borders superstores and 1 Waldenbooks store in the first 26 weeks of 1995.

     Goodwill amortization was $0.5 million in the first 26 weeks of  1996  as  compared to $2.5 million in the first 26  weeks  of
1995.   The decrease in goodwill amortization is a result of  the
aforementioned goodwill write-down taken in 1995.

      Interest expense was $3.5 million in 1996 as compared to $0.3 in 1995. The increase is due primarily to borrowings outstanding during the period ended July 28, 1996 used to fund the Kmart share purchase in the third quarter of 1995.

       Income tax benefit in the second quarter of 1996 was  $3.6 million as compared to a benefit of $6.3 million in 1995.

Liquidity and Capital Resources

      The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash used for operations for the 26 weeks ended July 28, 1996 was $24.3 million as compared to $83.5 million in the corresponding period in the prior year. The current year activity primarily reflects a net loss of $5.7 million combined with a decrease in payables of $22.1 million and decrease in other current assets of $25.3 million offset by a decrease in inventories of $9.1 million and a decrease of $13.5 million of property held for resale. The decrease in cash used for operations as compared to the prior year is primarily attributable to the decrease in inventory over the prior year representing the Company's focus on reducing its investment in inventory at mall stores. Other operating cash flow primarily represents decreases in accrued liabilities and other non-trade accounts payable. The Company expects to complete the sale of properties included in property held for resale during 1996.

      Net cash used for investing for the first 26 weeks of 1996 was $44.9 million as compared to $54.4 million in the first 26 weeks of 1995. The Company opened 11 new superstores and 3 new Waldenbooks stores in the first 26 weeks of 1996 versus 13 new superstores in the first 26 weeks of 1995. The decrease is due primarily to the use of the Company's lease facility to construct developer financed store locations.

     Net cash provided by financing in the first 26 weeks of 1996 was $67.8 million versus cash used for financing of $36.7 million in the first 26 weeks of 1995. Net cash provided by financing in 1996 resulted primarily from net borrowings under the credit facility.

     The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

      In 1995 the Company entered into a $300 million, five-year working capital line of credit, with a syndicate of banks. The
Company had $125.0 million in outstanding borrowings under the Credit Facility as of July 28, 1996

     On November 26, 1995 the Company entered into a five year $150 million lease financing facility to finance new stores and other property through operating leases. The lease facility will provide financing to Lessors through loans from a first party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the first party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There were 22 properties financed through the lease facility, with a financed value of $59.3 million, at July 28, 1996.

      During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its line of credit. Kmart has failed to maintain investment grade ratings, and therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

       In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations served as collateral for certain mortgage pass-thru certificates. On March 11, 1996 Kmart was required to repurchase the underlying notes. The Company purchased the notes from Kmart for approximately $12.1 on June 18, 1996, which fully satisfied the Company's contingent obligation

      The Company does not believe that the note purchase has had
a   material  effect  on  the  Company's  financial  position  or earnings.


Item 4.  Submission of Matters to a Vote of Security Holders


     The following actions were taken at the Annual Meeting of Stockholders of the Company held on May 16, 1996, with the votes on such matters being as indicated below:

     1. The following individuals were elected to serve as directors for three year terms expiring in 1999:


     Name                         For            Authority
                                                 Withheld
     Peter R. Formanek     31,143,527 shares   40,296 shares
     Brian P. Lamb         31,084,927 shares   99,896 shares
     Amy B. Lane           31,141,316 shares   42,507 shares

     2. The Amendment to the Company's Director Stock Plan described in the Proxy Statement of the Company dated April 18, 1996, was approved:

              For       Against          Abstain
          26,661,512   4,437,588          84,723

     The following individuals continue to serve as directors for terms expiring after the 1996 Annual Meeting: Larry Pollock;
George R. Mrkonic; Leonard A. Schlesinger; and Robert F.
DiRomualdo.


                   PART II - OTHER INFORMATION

Item 6. Exhibits and reports on form 8-K

Exhibits:

(a)  Exhibits:  10.33 Amendment No.6 and Consent to Credit Agreement
                      among Borders Group, Inc., its subsidiaries and the lenders Party thereto.
                11.1  Statement of Computation of per share earnings
                27.0  Financial Data Schedule

(b)  Reports on Form 8-K: None


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                       BORDERS GROUP, INC.
                          (Registrant)



Date:   September 10, 1996      By: \s\ George R. Mrkonic
                                        Vice Chairman and President
                                        (Principal Financial and
                                         Accounting Officer)