Form 10-Q
period 1996-10-27
BORDERS GROUP INC
filed 1996-12-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended October 27, 1996

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
                   (State or other         (I.R.S. Employer
                   jurisdiction of          Identification
                   incorporation or              No.)
                    organization)

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
      Yes___X___      No_______

           Title of Class                  Shares Outstanding As Of
            Common Stock                      December 6, 1996
         ($.001 par value)                       37,848,548

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

  Item 4.  Submission of Matters to a vote of
           Securityholders                                  N/A

  Item 5.   Other Information                               N/A

  Item 6.  Exhibits and Reports on Form 8-K                  16


   Signatures

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in millions except per common share data)
                                   (Unaudited)


                                                         13 Weeks Ended
                                                   October 27,       October 22,
                                                     1996               1995
                                                   -------            -------
Sales                                              $  413.5           $  362.1
Cost of merchandise sold, including
  occupancy costs                                     314.3              279.4
                                                     ------            -------
Gross profit                                           99.2               82.7
Expenses, selling, general and administrative         100.0               89.1
Pre-opening expense                                     1.8                1.4
Goodwill amortization and write-down                    0.3                0.6
Operating losses of stores identified
 for closure                                           (--)               (0.4)
                                                    -------            -------
Operating loss                                         (2.9)              (8.0)
Interest expense                                        1.8                1.8
                                                    -------            -------
Loss before income tax                                 (4.7)              (9.8)
Income tax benefit                                     (2.0)              (3.8)
                                                    -------            -------
Net loss                                           $   (2.7)          $   (6.0)
                                                   ========            ========

Loss per common share data (Pro forma for 13 weeks ended October 22, 1995 - Note
 2):
Loss per common share                              $ (0.06)           $  (0.15)
                                                   =======             ========
Weighted average common shares
  outstanding (in thousands)                        41,855              40,401
                                                   =======            =======

     See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in millions except per common share data)
                                   (Unaudited)


                                                         39 Weeks Ended
                                                   October 27,       October 22,
                                                    1996               1995
                                                   -------            -------
Sales                                             $ 1,231.8          $ 1,079.5
Cost of merchandise sold, including
  occupancy costs                                     941.6              836.6
                                                    ------             ------
Gross profit                                          290.2              242.9
Selling, general and administrative expenses          294.3              263.7
Pre-opening expense                                     3.8                3.3
Goodwill amortization and writedown                     0.8              185.1
Operating losses of stores identified
 for closure                                           (--)               (2.7)
                                                     -----             -------
Operating loss                                         (8.7)            (206.5)
Interest expense                                        5.3                2.1
                                                     -----             -------
Loss before income tax                                (14.0)            (208.6)
Income tax benefit                                     (5.6)             (10.1)
                                                     -----             -------
Net loss                                           $   (8.4)         $  (198.5)
                                                     ======            =======
Loss per common share data (Pro forma for 39 weeks ended October 22, 1995 - Note
 2):
Loss per common share                                $(0.20)          $(4.66)
                                                    =======          =======
Weighted average common shares
  outstanding (in thousands)                         41,515            42,556
                                                    =======          =======

     See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)

                                                10/27/96   10/22/95    1/28/96
Assets
Current Assets
Cash                                            $   43.2   $   41.5   $   36.5
Merchandise inventories                            869.8      736.8      637.5
Accounts receivable and other current assets        50.6      104.6       66.2
                                                 -------    -------    -------
Total current assets                               963.6      882.9      740.2

Property and equipment, net of accumulated
   depreciation of $229.7,
  $188.9 and $218.5, respectively                  279.3      288.7      243.5
Other assets and deferred charges                   38.7       16.2       29.0
Goodwill, net of accumulated amortization of
   $41.2, $39.8, and
  $40.4, respectively (Note 3)                      38.8       74.4       39.6
                                                 -------    -------    -------
                                                $1,320.4   $1,262.2   $1,052.3
                                                 =======    =======    =======

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)

Liabilities and Stockholders' Equity          10/27/96   10/22/95  1/28/96

Current liabilities:

Short-term debt and capital lease
  obligations due within one year             $  180.5 $  195.2  $   60.5
Trade accounts payable                           498.8    381.7     304.8
Accrued payroll and other liabilities            133.4    124.8     157.0
Restructuring reserve                              3.8     21.0       7.0
Taxes, including income taxes                       --      7.7      13.6
                                               -------  -------   -------

Total  Current Liabilities                       816.5    730.4     542.9
Long-term debt and capital lease
   obligations                                     6.5      8.7       8.1
Other long-term liabilities                       25.6     46.6      29.3
Commitments and contingencies (Note 5)              --       --        --
                                               -------  -------   -------

Total Liabilities                                848.6    785.7     580.3
                                               -------  -------   -------
Stockholders' equity:
Preferred Stock, par value $.001 per
   share; 10,000,000 shares authorized;
  no shares issued and outstanding                  --       --        --

Common stock, par value $.001 per share;
  200,000,000 shares authorized;
   37,832,899, 37,510,314 and 37,658,992
  issued and outstanding at
  October 27, 1996, October 22, 1995, and
   January 28, 1996, respectively                   --       --        --
Additional paid-in capital                       674.8    659.8     669.2
Officers receivables and deferred
   compensation                                   (0.8)    (2.1)     (3.4)
Retained earnings (deficit)                     (202.2)  (181.2)   (193.8)
                                               -------  -------   -------

Total stockholders' equity                       471.8    476.5     472.0
                                               -------  -------   -------
                                              $1,320.4 $1,262.2  $1,052.3
                                               =======  =======   =======
      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 39 WEEKS ENDED October 27, 1996
                              (Dollars in millions)
                                   (Unaudited)



                                         Officers
                                           Rec.     Add'l   Retained
                          Common Stock   Deferred  Paid-in  Earnings
                        Shares  Amount     Comp    Capital  (Deficit)    Total

Balance at 1/28/96      37,658,992  $--    $ (3.4)  $ 669.2  $ (193.8)  $ 472.0
Net loss                    --       --         --       --      (8.4)     (8.4)
Issuance of common
   stock                   173,907   --         --      3.9        --       3.9

Tax benefit of equity
   compensation             --       --         --      1.7        --       1.7

Payment of receivable
   and deferred
   compensation             --       --       2.6        --        --       2.6
                        ----------  ---    -------  -------  --------    ------

Balance at 10/27/96     37,832,899  $--    $ (0.8)  $ 674.8  $  202.2    $471.8
                        ==========  ===    =======  =======  ========    ======


      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                   39 Weeks Ended
                                              October 27,   October 22,
                                                 1996           1995
Cash provided by (used for):
Operations
Net loss                                         $(8.4)      $(198.5)
Adjustments to reconcile net loss
  to operating cash flows:
Depreciation and goodwill amortization and
   writedown                                      30.0         213.1
Other non-cash charges                             --            9.5
Increase (decrease) in other long-term assets
   and liabilities                               (12.8)          1.8
Cash provided by (used for) current assets
   and current liabilities:
Increase in inventories                         (232.3)       (209.3)
Decrease in restructuring reserve                 (2.1)        (25.3)
(Increase)decrease in property held for
  resale                                          15.4         (31.1)
Increase in accounts payable                     194.0         110.5
Other, net                                       (29.1)         10.6
                                                ------        ------
Net cash used for operations                     (45.3)       (118.7)
                                                ------        ------
Investing
Capital expenditures                             (71.9)        (89.9)
Proceeds from asset sale                           2.0           ---
                                                ------        ------
Net cash used for investing                      (69.9)        (89.9)
                                                ------        ------

Financing
Net funding from credit facility                 120.0         195.0
Issuance of common stock                           3.9           9.7
Repayment of long-term debt                       (2.0)         (6.9)
Purchase of shares held by Kmart                    --         (72.7)
Repayment of Kmart intercompany borrowings          --        (112.0)
                                                ------        ------
Net cash provided by financing                   121.9          13.1
                                                ------        ------
Net increase (decrease) in cash                    6.7        (195.5)
and equivalents
Cash and equivalents at beginning
of year                                           36.5         237.0
                                                ------        ------
Cash and equivalents at end of period          $  43.2       $  41.5
                                                ======        ======
          See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.

                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



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

      The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 27, 1996, the Company operated a chain of 966 mall-based bookstores, 142 book superstores, and 5 music stores throughout the United States.

      Certain reclassifications of previously reported October 22, 1995 balances have been made to conform with the 1995 change in reporting presentation.

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

      Weighted average shares outstanding are calculated as follows:
                                                                       Pro Forma
                                                  13 Weeks      13 Weeks
                                                    Ended        Ended
                                                  10/27/96      10/22/95
                                                  --------      --------
Shares outstanding at beginning of period          37,776         42,867
Purchase of Kmart's remaining interest                            (3,981)
Shares issued during the period                        38             15
Common stock equivalents                            4,040          1,500
                                                   ------         ------
Weighted average common shares outstanding         41,854         40,401
                                                   ======         ======
The pro forma earnings per common share data are based on actual common shares outstanding after the IPO and assume the IPO took place at the beginning of fiscal 1995.

Note 3 - Accounting for Goodwill

     In the second and fourth quarters of 1995 the Company recorded pre-tax charges to operations of $182.0 and $19.8, respectively, to reflect the change in the method of evaluating the recoverability of goodwill and its continued application. These noncash write-downs in goodwill were the result of a change in policy by the Company after the IPO to evaluate the recoverability of goodwill based on a fair value method. There was no write-down required under this policy in the quarter or year-to-date period ended October 27, 1996.

Note 4 - Restructuring Program

      In 1993, the Company implemented a restructuring plan pursuant to which it planned to close 187 underperforming Walden stores and to combine certain distribution and headquarters functions of Borders and Walden. The Company recorded a restructuring charge of $142.8 to provide for the estimated costs of implementing the plan. The Company recorded an additional charge of $6.4 in the fourth quarter of 1994 to reflect revised estimates of the cost of completing the restructuring plan. As of January 28, 1996, the program was substantially complete. For the 13 weeks and 39 weeks ended October 27, 1996, $0.5 and $2.1 of cash expenditures were charged to the restructuring reserve.

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

      The Company does not believe that the note purchase would have had a material effect on the Company's financial position or earnings.

Note 6 - Financing

     Credit Facility: The Company has a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue, repurchase in excess of $50 million of its common stock, pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $180.0 at October 27, 1996 and $215.0 at December 9, 1996.

Lease Financing Facility: On November 26, 1995 the Company entered into a five year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $84.1 outstanding under the lease facility at October 27, 1996 and $95.5 at December 9, 1996.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

      The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At October 27, 1996, the Company operated 142 book superstores under the Borders name, 966 mall-based and other bookstores primarily under the Waldenbooks name, and 5 stores under the names Planet Music and CD Superstore.

      The Company's third quarter of 1996 and 1995 consisted of the 13 weeks ended October 27, 1996 and October 22, 1995, respectively.

Reporting Format. During 1995, the Company changed its reporting format from prior years to reclassify certain occupancy costs and exclude buying costs from cost of sales. Previously reported October 22, 1995 balances have been reclassified to conform to the revised presentation.

Results of Operations

      The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:

                                       13 Weeks Ended            39 Weeks Ended
                                       ---------------           ---------------
                                      10/27/96   10/22/95    10/27/96  10/22/95
                                       -----      -----       -----     -----


Sales                                    100.0%     100.0%    100.0%     100.0%
Cost of merchandise sold, including
occupancy costs                           76.0       77.2      76.4       77.5
                                         -----      -----     -----      -----
Gross margin                              24.0       22.8      23.6       22.5
Selling, general and administrative
expenses                                  24.2       24.6      23.9       24.4
Pre-opening expense                        0.4        0.4       0.3        0.3
Goodwill amortization and writedown        0.1        0.2       0.1       17.1
Operating losses of stores identified
for closure (1)                            --        (0.1)      --        (0.3)
                                          -----      -----    -----      -----
Operating loss                            (0.7)      (2.2)     (0.7)     (19.1)
Interest expense                           0.4        0.5       0.4        0.2
                                          -----      -----    -----      -----
Loss before income tax                    (1.1)      (2.7)     (1.1)     (19.3)
Income tax benefit                        (0.5)      (1.0)     (0.5)      (0.9)
                                          -----      -----    -----      -----
Net Loss                                  (0.7)%     (1.7)%    (1.6)%    (18.4)%
                                          =====      =====    =====      =====
Net Loss excluding writedown              (0.7)%     (1.7)%    (1.6)%     (1.5)%
                                          =====      =====    =====      =====

(1) Operating losses from stores included in the Waldenbooks restructuring program are charged against the reserve for such losses in 1995.

Store Activity

The Company's store activity is summarized below:

                                          Quarter Ended         Year Ended
                                       October 27,  October 22, January 28,
                                           1996        1995         1996
                                         --------     -------     -------
Borders Superstores
Beginning number of stores                   127          88           75
Openings                                      15           9           41
                                           -----       -----        -----

Ending number of stores                      142          97          116
                                           =====       =====        =====

Walden Mall Bookstores
Beginning number of stores                   966       1,037        1,102
Openings                                       5           3            5
Closings                                      (5)        (17)        (115)
                                           -----       -----        -----
Ending number of stores                      966       1,023          992
                                           =====       =====        =====

CD Superstores/ Planet Music
Superstores:
Beginning number of stores                     7          10           10
Closings                                      (2)        ---           (1)
                                           -----       -----        -----
Endings                                        5          10            9
                                           =====       =====        =====


13 Weeks Ended October 27, 1996 and October 22, 1995

      Sales in the third quarter of 1996 were $413.5 million, a $51.4 million, or 14.2%, increase over third quarter 1995 sales of $362.1 million. This increase reflects a $63.0 million, or 42.3%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 8.6%. This increase was offset in part by a decline in Waldenbooks sales of $7.8 million due to store closings and a 0.2% decrease in comparable store sales.

      Cost of merchandise sold, including occupancy costs, was $314.3 million in the third quarter of 1996, as compared with $279.4 million in the third quarter of 1995. Gross margin as a percentage of sales was 24.0% in 1996 versus 22.8% in 1995. This 1.2% improvement reflects the impact of consolidated distribution operations and improved buying resulting in higher initial product margin, reduced depreciation as a result of the fourth quarter 1995 SFAS 121 write-off and tighter control of inventory shrinkage.

      Selling, general and administrative ("SG&A") expenses in the third quarter of 1996 were up $10.9 million, or 12.2%, over SG&A expenses in the third quarter of 1995 ($100.0 million versus $89.1 million). As a percentage of sales, SG&A expenses fell from 24.6% to 24.2% in 1996. This 0.4% decrease is primarily due to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount and wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan in the third quarter of 1995 and higher marketing allowances.

      Pre-opening expense in the third quarter of 1996 was $1.8 million as compared to $1.4 million in 1995. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 15 Borders superstores and 5 Waldenbooks mall-based store in the third quarter of 1996 as compared to 9 Borders superstores and 3 Waldenbooks store in the third quarter of 1995. The increase in pre-opening expense is a result of the timing of the 1996 store openings.

      Goodwill amortization was $0.3 million in the third quarter 1996 as compared to $0.6 million in 1995. The decrease in goodwill amortization is a result of the goodwill write-down taken in 1995.

      Interest expense was $1.8 million in both the third quarter of 1996 and 1995.

       Income tax benefit in the third quarter of 1996 was $2.0 million as compared to a benefit of $3.8 million in 1995.

39 Weeks Ended October 27, 1996 and October 22, 1995

      Sales for the 39 weeks ended October 27, 1996, were $1,231.8 million, a $152.3 million, or 14.1%, increase over sales for the 39 weeks ended October 22, 1995, of $1,079.5 million. This increase reflects a $194.0 million, or 46.0%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 9.2%. This increase was offset in part by a decline in Waldenbooks sales of $34.5 million due to store closings and a 1.2% decrease in comparable store sales.

      Cost of merchandise sold, including occupancy costs, was $941.6 million in the first 39 weeks of 1996, as compared with $836.6 million in the same period of 1995. Gross margin as a percentage of sales was 23.6% in 1996 versus 22.5% in 1995. This 1.1% improvement reflects the impact of higher initial margin due to improved buying, tighter control of inventory shrinkage and savings from consolidated distribution operations.

      Selling, general and administrative ("SG&A") expenses in the 39 weeks ended October 27, 1996 were $294.3 million versus $263.7 million for the same period of 1995. As a percentage of sales, SG&A expenses fell from 24.4% in 1995 to 23.9% 1996. This 0.5% decrease is primarily due to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount and wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan in the third quarter of 1995 and higher co-op advertising rebates.

      Pre-opening expense in the first 39 weeks of 1996 was $3.8 million compared to $3.3 million in the same 1995 period. The Company opened 26 Borders superstores and 8 Waldenbooks mall-based store by the end of the third quarter of 1996 as compared to 22 Borders superstores and 4 Waldenbooks store in the first 39 weeks of 1995.

     Goodwill amortization was $0.8 million in the first 39 weeks of 1996 as compared to $185.1 million of goodwill amortization and writedown in the first 39 weeks of 1995, which included the $182.0 writedown taken in the second quarter of 1995. The decrease in goodwill amortization is a result of the goodwill write-down taken in 1995.

      Interest expense was $5.3 million in 1996 as compared to $2.1 in 1995. The increase is due primarily to borrowings outstanding during the period ended October 27, 1996 used to fund the Kmart share purchase in the third quarter of 1995.

       Income tax benefit for the first 39 weeks of 1996 was $5.6 million as compared to a benefit of $10.1 million in the same 1995 period.

Liquidity and Capital Resources

      The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

      Net cash used for operations for the 39 weeks ended October 27, 1996 was $46.3 million as compared to $118.7 million in the corresponding period in the prior year. The current year activity primarily reflects a net loss of $8.4 million combined with an increase in payables of $194.0 million and a decrease in property held for resale of $15.4 million offset by a decrease in other current liabilities of $27.1 million and an increase in inventories of $232.8 million. The decrease in cash used for operations as compared to the prior year is primarily attributable to the decrease in inventory, net of accounts payable, over the prior year representing the Company's focus on reducing its investment in inventory at mall stores and improving inventory management resulting in an increase in vendor funded inventory. Other operating cash flow primarily represents decreases in accrued liabilities and other non-trade accounts payable. The Company expects to complete the sale of properties included in property held for resale during 1996 and 1997.

      Net cash used for investing for the first 39 weeks of 1996 was $69.9 million as compared to $89.9 million in the first 39 weeks of 1995. The Company opened 26 new superstores and 8 new Waldenbooks stores in the first 39 weeks of 1996 versus 22 new superstores in the first 39 weeks of 1995. The decrease is due primarily to the use of the company's lease facility to construct developer financed store locations.

      Net cash provided by financing in the first 39 weeks of 1996 was $121.9 million versus cash used for financing of $13.1 million in the first 39 weeks of 1995. Net cash provided by financing in 1996 resulted primarily from net borrowings under the credit facility.

      The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

      In 1995 the Company entered into a $300 million, five-year working capital line of credit, with a syndicate of banks. The Company had $180.0 million in outstanding borrowings under the Credit Facility as of October 27, 1996

      On November 26, 1995 the Company entered into a five year $150 million lease financing facility to finance new stores and other property through operating leases. The lease facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There were 24 properties financed through the lease facility, with a financed value of $84.1 million, at October 27, 1996. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and reports on form 8-K

Exhibits:

(a)   Exhibits: 11.1  Statement of Computation of per share earnings
                27.0  Financial Data Schedule
                10.35 Amendment No. 7 and Consent to Credit Agreement among
                      Borders Group, Inc., its Subsidiaries and Parties Thereto

(b)   Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                                  (Registrant)



Date:   December 10, 1996                 By:         /s/
                                             -------------------------
                                             George R. Mrkonic
                                              Vice Chairman and President
                                              (Principal Financial and
                                                Accounting Officer)