Form 10-K
period 1997-01-26
BORDERS GROUP INC
filed 1997-04-25
CIK 940510

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 26, 1997

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

                         COMMISSION FILE NUMBER 1-13740

                              BORDERS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      38-3196915
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              500 EAST WASHINGTON STREET, ANN ARBOR, MICHIGAN 48104
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                 (313) 913-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                             NAME OF EXCHANGE
               TITLE OF CLASS                               ON WHICH REGISTERED
               --------------                               -------------------
       COMMON STOCK ($.001 PAR VALUE)                     NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,495,460,897 BASED UPON THE CLOSING MARKET PRICE OF $20.625 PER SHARE OF COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS OF APRIL 4, 1997.

NUMBER OF SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF APRIL 4, 1997: 75,897,031

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 15, 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 43 HEREOF.

================================================================================

                              BORDERS GROUP, INC.
                                     INDEX

                                                                            PAGE
                                                                            ----
                                    PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................      6
Item 3.     Legal Proceedings...........................................      7
Item 4.     Submission of Matters to a Vote of Security Holders.........      7
                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      8
Item 6.     Selected Financial Data.....................................      9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and
            Results of Operation........................................     10
Item 8.     Financial Statements and Supplementary Data.................     18
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     34
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........     34
Item 11.    Executive Compensation......................................     37
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     37
Item 13.    Certain Relationships and Related Transactions..............     37
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     38

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, through its subsidiaries, Borders, Inc. ("Borders"), Walden Book Company, Inc. ("Walden") is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At March 23, 1997, the Company operated 142 large format books and music superstores and 16 book superstores under the Borders name, 936 mall-based and other bookstores primarily under the Waldenbooks name and 3 music superstores under the Planet Music name. The Company had consolidated net sales of approximately $2.0 billion in 1996 and $1.8 billion in 1995. References herein to years are to fiscal years of the Company which currently end in January of the following calendar year.

     Borders is a premier operator of books and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company's strategy is to continue its growth and increase its profitability through the ongoing rapid expansion of its Borders books and music superstore operations. In 1996, the Company opened 41 new Borders books and music superstores. Borders superstore operations achieved compound annual growth in net sales for the three years ended January 26, 1997 of 63.1% and attained comparable store sales growth in 1996 of 9.9%. Borders superstores achieved average sales per square foot of $259 and average sales per superstore of $7.2 million in 1996, each of which the Company believes to be higher than the comparable figures of any publicly reporting book superstore operator.

     Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. A Borders superstore typically carries the broadest selection of book titles in its market. Each Borders superstore carries an average of 128,000 book SKUs, ranging from 85,000 SKUs to 170,000 SKUs, across numerous categories, including many hard-to-find titles. As of March 23, 1997, 142 of the 158 Borders superstores were in a books and music format, which also features an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 50,000 SKUs of music and 9,300 SKUs of videotapes. As of March 23, 1997, 152 of the 158 Borders superstores featured an espresso bar.

     Over the past two decades, Borders has developed what it believes is the most sophisticated inventory management system in the retail book industry. The inventory management system includes a centrally controlled "expert" system that uses artificial intelligence principles to forecast sales and recommend inventory levels for each book in each store. Management believes that Borders' inventory management system, which reflects both overall sales trends and local buying patterns, results in higher in-stock positions, a broader selection of book titles, and increased inventory turnover, sales per store and sales per square foot, while simultaneously reducing costs to thereby provide Borders stores with a more productive inventory assortment. As a result, management believes this proprietary system has been a principal reason for Borders' superior performance. The Company is adapting certain aspects of the system for use in its mall-based business where appropriate, and believes that over the long term it will enable the Company to offer a more productive assortment of inventory throughout its operations.

     The Borders books and music superstores average 27,700 square feet, including approximately 8,500 square feet devoted to music, approximately 400 square feet devoted to videos and approximately 1,500 square feet devoted to the espresso bar. The remaining book superstores generally range in size from approximately 12,000 square feet to approximately 20,700 square feet. Stores opened in fiscal 1996 averaged 27,000 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

     Walden is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, selected children's books and a standard selection of business, cooking, reference and general interest books. Walden has a well established name and reputation and generates cash flow that the Company plans to use in large part toward financing the Company's superstore growth. "Waldenbooks" average approximately 3,300 square feet and typically carry between 15,000 and 25,000 titles.

     In addition to its traditional mall format described above, Walden operates an alternative mall-based bookstore utilizing a large format. This addresses the desires of some developers to include a larger format bookstore in malls, including, in many cases, where developers plan to include only one bookstore in a mall, and is designed to take advantage of what management believes is the desire by mall customers in some markets for greater selection and service. The larger format consists of approximately 6,000 to 8,000 square feet and carries between 43,000 and 48,000 titles. As of March 23, 1997, 93 of the larger format stores had been opened.

DISTRIBUTION

     Borders. Borders believes that its centralized distribution system, combined with Borders' use of its proprietary "expert" system to manage inventory at the distribution center, significantly enhances its ability to manage inventory on a store-by-store basis. Books are shipped directly from the publishers to one of Borders' distribution centers, located in Harrisburg, Pennsylvania; Reno, Nevada; Ann Arbor, Michigan and Indianapolis, Indiana. Approximately 95% of the books carried by Borders are processed through its distribution facilities, with the majority of the balance shipped directly to Borders' stores from seven wholesalers. At each distribution facility, employees process the merchandise from the publishers and write out claims for short orders, damaged books, incorrect shipments and incorrect billings. Employees also label books with proprietary bar code stickers identifying the book title, price and subject area. During the non-holiday selling season, approximately 85% to 90% of the trade inventory that arrives from publishers is processed within 48 hours for shipment to the stores. Newly released titles and rush orders are processed within 24 hours. A small percentage of books ordered by local stores is ordered from independent distributors, generally for special orders. Borders purchases 85% of music directly from certain manufacturers and utilizes Borders' own distribution centers to ship a majority of its music inventory to its stores.

     In general, books can be returned to their publishers at cost. Borders stores return books to the Company's centralized returns center in Nashville, Tennessee to be processed for return to the publishers. Borders believes that its returns to publishers are substantially lower than the industry average, due to the sophistication of its inventory management system. As a result, Borders is able to reduce its handling, carrying and freight expenses. In general, Borders has limited rights to return music and videos to its distributor.

     Walden. Approximately 64% of the number of books carried by Walden's stores are shipped to one of Walden's two distribution centers, located in Ontario, California and Nashville, Tennessee. Walden also utilizes the Company's Nashville, Tennessee returns center facility. Walden continues to use Ingram, a major book wholesaler, to supplement its distribution centers.

COMPETITION

     The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Books-A-Million, Crown Books and Media Play. Approximately 87% of Borders superstores currently face direct competition from other large format book superstores. Walden faces direct competition from the B. Dalton division of Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Walden compete with each other, as well as specialty retail stores that offer books in a particular area of specialty, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Walden may face additional competition from other categories of retailers entering the retail book market, in particular music retailers.

     The music and video businesses are also highly competitive and Borders faces competition from large established music chains, such as Tower Records and the Musicland and Media Play divisions of Musicland Stores Corporation (which also sell videos), established video chains, such as Blockbuster and Suncoast Motion Picture Company (a division of Musicland Stores Corporation), as well as specialty retail stores, video rental stores, variety discounters, warehouse clubs and mass merchandisers (such as Best Buy), some of which may have greater financial or other resources than the Company. In addition, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

     Recently the internet has emerged as an avenue for retailing in all media categories that the Company carries. In particular, the retailing of books over the internet is developing rapidly. Competitors on the internet include Amazon, Barnes & Noble and others. The Company does not believe that sales to date on the internet have materially affected the Company's sales, but internet sales may become more significant over time. The Company is developing its own vehicle for retailing over the internet which it expects to be in operation within a year.

CREDIT FACILITY

     The Credit Facility was established pursuant to the Credit Agreement, dated as of March 28, 1995 (the "Credit Agreement"), by and among the Company, Borders, Walden and Planet Music, as both joint borrowers and cross guarantors, the lenders party thereto, PNC, as administrative agent and First Chicago, as syndication agent.

     General. The Credit Agreement currently provides for borrowings in a principal amount of up to $300 million at any one time, which includes sub-limits for discretionary lines of credit and letters of credit. The Credit Agreement expires on March 27, 2000. Borrowings under the Credit Agreement are referred to herein as the "Loans".

     Interest. The Company may elect to have the Loans bear interest at the Base Rate or Euro-Rate. The Base Rate is a fluctuating rate per annum equal to the greater of (i) the interest rate per annum announced from time to time by the administrative agent at its principal office as its then prime rate or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 1/2% per annum. The Euro-Rate is a rate per annum equal to (a) the interest rate determined by dividing (i) the London Interbank Offered Rate by (ii) one minus the Euro-Rate Reserve Percentage (which in general is equal to the maximum percentage reserve requirements with respect to eurocurrency funding), plus (b) the Euro-Rate Margin (as defined in the Credit Agreement).

     Repayment. Subject to the provisions of the Credit Agreement, the Company may, from time to time, borrow, repay and reborrow under the Credit Agreement. The entire unpaid balance may be prepaid at any time without penalty, and is payable on March 27, 2000.

     Covenants. The Credit Agreement contains financial covenants relating to the maintenance of a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operation of the Company. These covenants include, among others, significant limitations on indebtedness (with an exception for certain permitted indebtedness necessary to satisfy note-put agreements relating to certain mortgage pass-through certificates for which certain Borders' leases serve as collateral), liens, contingent obligations, loans and investments, dividends and distributions, liquidations, mergers, consolidations, disposition of assets or subsidiaries, transactions with affiliates, fundamental corporate changes, and capital expenditures and repurchase of its common stock in excess of $50 million.

     Events of Default. The Credit Agreement provides for events of default customary in facilities of this type, including: (i) failure to make payments when due; (ii) breach of any representations and warranties; (iii) breach of covenants; (iv) default under any agreement relating to indebtedness for borrowed money in excess of $5.0 million in the aggregate; (v) bankruptcy defaults; (vi) judgments in excess of $5.0 million;

(vii) ERISA defaults; (viii) solvency defaults; (ix) change in control defaults; and (x) certain events that individually or in the aggregate could reasonably be expected to have a material adverse effect.

LEASE FACILITY

     On November 26, 1995, the Company entered into a five year, $150 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amounts guaranteed are limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. Events of default are similar in nature to the Credit Agreement. As of March 23, 1997 approximately 11% of Borders store locations were financed through the Facility. Upon the refinancing of the amounts outstanding under the Lease Facility, rental expense for locations leased thereunder could be adversely affected.

ASSOCIATES

     As of March 23, 1997, the Company had a total of approximately 12,500 full-time associates and approximately 10,300 part-time associates. When hiring new associates, the Company considers a number of factors, including education and experience, personality, orientation towards customer service and, in the case of Borders, performance on Borders' written examination. All new associates participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of POS terminals and store policies and procedures. The Company believes that its relations with its associates are generally good. The Company's associates are not represented by unions except that, during 1996, the associates of three Borders stores elected to be represented by the United Food and Commercial Workers International Union (UFCW). To date, no agreement has been reached by the Company and the UFCW with respect to any of the three stores.

TRADEMARKS AND SERVICE MARKS

     Borders(R), Borders Book Shop(R), and Borders Books & Music(R), among other marks, are all registered trademarks and service marks used by Borders. Brentano's(R), Coopersmith's(R), Longmeadow Press(R), Waldenbooks(R), Waldenbooks Preferred Reader(R), Waldenkids(R) and Waldensoftware(R), among other marks, are all registered trademarks and service marks used by Walden. Planet Music(SM), among other marks, is a trademark and service mark of Planet Music. The Borders and Walden service marks are used as trade names in connection with their business operations.

SEASONALITY

     The Company's business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. Moreover, the Company has experienced losses in the first three quarters of each year. During 1996, approximately 37.1% of the Company's sales and approximately 108.3% of the Company's operating income were generated in the fourth quarter. The Company's results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company's financial condition or results of operations for the year and may not be sufficient to cover losses incurred in the first three quarters of the year. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality".

RELATIONSHIP WITH KMART

     General. The Company was formerly a subsidiary of Kmart; Kmart currently owns no shares of Common Stock.

     Kmart and the Company continue to have the following contractual relationships.

     Tax Allocation and Indemnification Agreement. Prior to the completion of its initial public offering ("the IPO"), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (the "Tax Allocation Agreement") the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart will pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company's tax liability for previous years will not be affected by any increase or decrease in Kmart's tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company's separate company taxes.

     Lease Guaranty Agreement. Approximately 39 of Borders' leases for its retail stores have been guaranteed by Kmart, on either a full or limited basis. Limited guarantees generally provide for the release of Kmart's guarantee upon satisfaction by Borders of certain financial requirements specified in the guarantee. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO (the "Lease Guaranty Agreement"), until termination of all of the lease guarantees, except during such time as the Company achieves and maintains the investment grade status specified in the Lease Guaranty Agreement, the Company will be subject to certain covenants and restrictive covenants under the Lease Guaranty Agreement including restrictions on indebtedness, dividends, mergers and certain liens.

     Under the terms of the Lease Guaranty Agreement, the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company's or Borders' failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, (iii) a breach of any of the financial covenants described above or (iv) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to aggregate liability of $10.0 million or more and only if Kmart has provided 100 days' prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0 million, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be on or after November 2019.

ITEM 2. PROPERTIES

     Borders. Borders operated 158 stores in 36 states and the District of Columbia at March 23, 1997. Borders leases all of its stores. Borders' store leases have an average initial term of 15 to 20 years with several five-year renewal options. At March 23, 1997, the average unexpired term under Borders' 158 existing store leases was 14.3 years prior to the exercise of any options.

     The Company has leased its corporate headquarters in Ann Arbor, Michigan and all distribution centers located in Harrisburg, Pennsylvania; Indianapolis, Indiana; Reno, Nevada; Columbus, Ohio and Ann Arbor, Michigan.

     Walden. Walden operates 936 stores in all 50 states as of March 23, 1997. Walden leases all of its stores. Walden's store leases have an average term of 10 years. At present, the average unexpired term under Walden's 936 existing store leases is approximately 4.7 years. The terms of Walden's mall-based bookstores leases for its 936 leased bookstores open as of March 23, 1997 expire as follows:

     LEASE TERMS TO EXPIRE DURING
12 MONTHS ENDING ON OR ABOUT JANUARY 31    NUMBER OF MALL STORES
---------------------------------------    ---------------------
1997...................................             228
1998...................................             112
1999...................................             103
2000 and later.........................             493

     Walden leases both of its distribution facilities located in Ontario, California and Nashville, Tennessee. The California facility has approximately 237,600 square feet dedicated to distribution and warehousing and approximately 9,400 square feet dedicated to corporate offices and general administration. The Tennessee facility has approximately 494,500 square feet dedicated to distribution and warehousing and approximately 25,500 square feet dedicated to corporate offices and general administration. The Company relocated its Waldenbooks headquarters during 1995 in order to better coordinate its operations with Borders and allow for streamlining and combination of certain management and administrative functions. On December 5, 1995, Walden completed the sale of its previous corporate headquarters facility located in Stamford, Connecticut.

     Planet Music. Planet Music operates stores in 3 states at March 23, 1997. Planet Music leases all of its stores under operating leases with terms ranging from one to 13 years. The average remaining lease term for Planet Music leases is six years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in or affected by litigation incidental to the conduct of its respective businesses. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its liquidity, financial position or results of operations.

     On March 9, 1995, a grand jury sitting in the Southern District of New York issued a subpoena (the "Subpoena") to Walden seeking the production of certain documents relating to Walden's store closing program in connection with an investigation being conducted by the Antitrust division of the Department of Justice. On April 1, 1997, the Department of Justice advised Walden that the investigation had been closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for the Common Stock on the New York Stock Exchange (after the effect of the 2-for-1 stock split, effective, March 1, 1997).

                                                               HIGH       LOW
                                                               ----       ---
FISCAL QUARTER 1995
     Second Quarter (from May 25, 1995).....................  $ 8.56    $ 6.94
     Third Quarter..........................................  $10.75    $ 8.06
     Fourth Quarter.........................................  $10.19    $ 7.63
FISCAL QUARTER 1996
     First Quarter..........................................  $16.69    $ 9.75
     Second Quarter.........................................  $18.69    $14.32
     Third Quarter..........................................  $19.63    $15.38
     Fourth Quarter.........................................  $19.25    $15.07

     The Common Stock is traded on the New York Stock Exchange.

     As of April 4, 1997, the Common Stock was held by approximately 3,125 holders of record.

     The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the General Corporation Law of the State of Delaware. In addition, the Credit Facility and the Lease Facility prohibit the Company from paying any dividends. The Lease Guaranty Agreement between the Company, Borders and Kmart restricts the Company's ability to pay dividends, unless no defaults exist under any indebtedness of the Company and such payments do not exceed the sum of 50% of cumulative consolidated net income since the Company's initial public offering of common stock, which was completed on June 1, 1995, and certain proceeds received from the sale of capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto.

                                                                       FISCAL YEAR ENDED
                                            -----------------------------------------------------------------------
                                             JAN. 26,       JAN. 28,       JAN. 22,       JAN. 23,       JAN. 24,
                                               1997          1996(1)         1995           1994          1993(2)
                                             --------       --------       --------       --------       --------
                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Superstore sales........................     $  979.1       $  717.5       $  425.5       $  224.8       $   56.0
Mall bookstore sales....................        979.7        1,031.5        1,085.5        1,145.8        1,127.7
                                             --------       --------       --------       --------       --------
     Total sales........................     $1,958.8       $1,749.0       $1,511.0       $1,370.6       $1,183.7
Operating income before restructuring
  provision, goodwill writedowns and FAS
  121...................................     $  103.1       $   64.5       $   50.2       $   49.9       $   42.2
Restructuring provision.................           --             --            6.4          142.8             --
Goodwill writedowns.....................           --          201.8             --             --             --
FAS 121 impairment......................           --           63.1             --             --             --
Operating income (loss).................     $  103.1       $ (200.4)      $   43.8       $  (92.9)      $   42.2
Net income (loss).......................     $   57.9       $ (211.1)      $   20.9       $  (61.2)      $   23.1
Earnings (loss) per common
  share(3)(4)...........................     $   0.70       $  (2.53)      $   0.24             --             --
Earnings per common share before
  restructuring provision, goodwill
  writedowns and FAS 121(3)(4)..........     $   0.70       $   0.42       $   0.32             --             --
Weighted average common shares
  outstanding (in thousands)(4).........       82,554         83,358         87,140             --             --

END OF PERIOD BALANCE SHEET DATA
Working capital.........................     $  211.9       $  197.3       $  258.0       $   72.4       $  119.5
Total assets............................      1,211.0        1,052.3        1,355.9        1,006.3          872.2
Short-term borrowings...................         30.0           60.0             --             --             --
Long-term debt and capital lease
  obligation, including current portion,
  and redeemable preferred stock........          6.7            8.6           21.1           11.1            9.8
Shares subject to repurchase............         34.1             --             --             --             --
Stockholders' equity....................        511.4          472.0          726.3          457.5          521.1

-------------------------
(1) The Company's 1995 fiscal year consisted of 53 weeks.

(2) Data for 1992 include results of Borders from October 30, 1992, the date of the Kmart Acquisition. The Company's 1992 fiscal year consisted of 51 weeks due to a change in reporting period. Sales for the 52nd week, which would have been included in 1992 results of operations had this change not occurred, totaled $18.

(3) Earnings (loss) per common share as of January 28, 1996 and January 22, 1995 are pro forma.

(4) Weighted average common shares outstanding and earnings (loss) per common share include the effect of the 2-for-1 stock split, effective March 11, 1997, for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At January 26, 1997, the Company operated 157 superstores under the Borders name, 961 mall-based and other bookstores primarily under the Waldenbooks name and 4 Planet Music superstores. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding common stock of Borders, Walden and Planet Music.

     The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its Borders superstore operation, (ii) the continued focus on core operations and on cost reductions in its mall-based bookstore operations and (iii) the realization of synergies and economies of scale through a combination of certain of its books and music operations. The Company's 1996 fiscal year consisted of the 52 weeks ended January 26, 1997. The Company's 1995 fiscal year consisted of 53 weeks ended January 28, 1996. The Company's 1994 fiscal year consisted of the 52 weeks ended January 22, 1995. References herein to years are to the Company's fiscal years which currently end on the Sunday immediately preceding the last Wednesday in January of the following calendar year.

2-FOR-1 STOCK SPLIT

     Effective March 11, 1997, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend. The number of shares outstanding and per share information have been restated for all periods presented as if the split took place at the beginning of each period.

INITIAL PUBLIC OFFERING AND PURCHASE OF COMMON STOCK FROM KMART

     The Company sold 25,062,322 shares of common stock in the IPO, which was completed on June 1, 1995, the net proceeds of which were paid to Kmart. In addition, as part of the IPO, Kmart sold 46,747,678 shares of common stock it previously owned, thereby reducing its interest in the Company to 13%. The Company did not receive any proceeds from the sale of common stock by Kmart. On August 15, 1995, the Company completed a transaction to purchase and retire the remaining 10,771,460 shares of common stock owned by Kmart at a price of $6.75 per share.

RESULTS OF OPERATIONS

     The following table presents the Company's statement of operations data, as a percentage of sales, for the three most recent fiscal years.

                                                              JANUARY 26,   JANUARY 28,   JANUARY 22,
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
RESULTS OF OPERATIONS
Sales.......................................................     100.0%        100.0%        100.0%
Cost of merchandise sold (includes occupancy)...............      73.4          74.5          74.6
                                                                 -----         -----         -----
Gross margin................................................      26.6          25.5          25.4
Selling, general and administrative expenses................      20.9          21.4          22.1
Pre-opening expense.........................................       0.4           0.4           0.3
Goodwill amortization.......................................        --           0.2           0.5
Operating losses from stores identified for closure.........        --          (0.2)         (0.8)
                                                                 -----         -----         -----
Operating income before restructuring provision, goodwill
  writedowns and FAS 121....................................       5.3           3.7           3.3
Restructuring provision.....................................        --            --           0.4
Goodwill writedowns.........................................        --          11.5            --
FAS 121 impairment..........................................        --           3.6            --
                                                                 -----         -----         -----
Operating income (loss).....................................       5.3         (11.4)          2.9
Interest expense............................................       0.4           0.3           0.1
                                                                 -----         -----         -----
Income (loss) before income tax.............................       4.9         (11.7)          2.8
Income tax provision........................................       1.9           0.4           1.4
                                                                 -----         -----         -----
Net income (loss)...........................................       3.0%        (12.1)%         1.4%
                                                                 -----         -----         -----
Net income excluding goodwill writedown, FAS 121 and
  restructuring provision...................................       3.0%          2.0%          1.9%
                                                                 -----         -----         -----
STORE ACTIVITY
Borders Superstores
  Beginning number of stores................................       116            75            44
  Openings..................................................        41            41            31
                                                                 -----         -----         -----
  Ending number of stores...................................       157           116            75
                                                                 -----         -----         -----
Walden Mall Bookstores
  Beginning number of stores................................       992         1,102         1,159
  Openings..................................................         9             5            11
  Closings..................................................       (40)         (115)          (68)
                                                                 -----         -----         -----
  Ending number of stores...................................       961           992         1,102
                                                                 -----         -----         -----
CD Superstores/Planet Music Superstores
  Beginning number of stores................................         9            10             6
  Openings..................................................        --            --             4
  Closings..................................................        (5)           (1)           --
                                                                 -----         -----         -----
  Ending number of stores...................................         4             9            10
                                                                 -----         -----         -----

FISCAL YEARS ENDED JANUARY 26, 1997 AND JANUARY 28, 1996

     Sales for the year ended January 26, 1997 were $1,958.8 million, reflecting a 12% increase over the $1,749.0 million in sales achieved in 1995. Both the higher number of Borders superstores and Borders' 9.9% comparable store sales increase contributed to the growth, which was partially offset by store closings at Waldenbooks. The Walden comparable store sales increase of 0.1% reflects flat mall traffic levels and the impact of increased superstore competition offset by the benefit of new merchandising initiatives. Walden also experienced a benefit from a larger number of seasonal calendar kiosks introduced in malls with existing Walden stores and stores expanded to a larger format.

     Gross margin as a percent of sales rose, from 25.5% in 1995 to 26.6% in 1996. The increase in gross margin percentage reflects the impact of consolidated distribution operations and improved buying and sales mix resulting in higher initial product margin, reduced depreciation as a result of the fourth quarter 1995 SFAS 121 write-off and tighter control of inventory shrinkage.

     As a percentage of sales, SG&A for 1996 was 20.9%, or 0.5% less than the 21.4% of sales in the corresponding period of 1995. The 0.5% decrease is due largely to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount reductions and related wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan.

     Pre-opening expense in 1996 was $7.2 million as compared to $7.3 million in 1995. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company in the market, and differing levels of labor costs associated with opening the store. The Company opened 41 Borders superstores and 9 Waldenbooks mall-based stores in 1996 as compared to 41 Borders superstores and 5 Waldenbooks mall-based stores in 1995.

     Goodwill amortization was $1.1 million in 1996, as compared to $3.7 million in 1995. The decrease in goodwill amortization of $2.6 million is a result of the lower goodwill balance due to the noncash writedowns of goodwill in 1995. (See "Goodwill Writedown.")

     Operating income before goodwill writedown and FAS 121 was $103.1 million or 5.3% of sales in 1996, as compared to $64.5 million or 3.7% of sales in 1995.

     Interest expense was $7.0 million in 1996, as compared to $4.6 million for the same period in 1995. The Company incurred full-year, pre-tax interest expense of $4.5 million in 1996 versus $2.3 million in 1995 as a result of the purchase of Kmart's remaining interest in the Company in August 1995.

     Income tax expense in 1996 was $38.2 million as compared to $6.1 million in 1995. The effective tax rate for both periods differed from the statutory rate primarily as a result of non-deductible goodwill amortization and writedown and the FAS 121 charge. Excluding the non-recurring charges, goodwill amortization and writedown and a portion of the FAS 121 charge, the Company's effective tax rate was 39.8% in 1996 as compared to 38.6% in 1995. The increase in effective rate is due primarily to a higher marginal rate applied to a greater level of 1996 pre-tax income versus 1995.

     As a result of the foregoing, net income for the year ended January 26, 1997 was $57.9 million as compared to $35.3 million for the year ended January 28, 1996, excluding non-recurring charges for the goodwill write-down and the effect of the adoption of FAS 121.

FISCAL YEARS ENDED JANUARY 28, 1996 AND JANUARY 22, 1995

     Sales for the year ended January 28, 1996 were $1,749.0 million, reflecting a 16% increase over the $1,511.0 million in sales achieved in 1994. Both the higher number of Borders superstores and Borders' 9.6% comparable store sales increase contributed to the growth, which was partially offset by store closings and negative comparable store sales of 2.3% at Waldenbooks. The Walden comparable store sales decrease reflects continuing sluggish mall traffic and increased competition from superstores, offset by an increase from a larger number of calendar kiosks introduced in malls with existing Walden stores and stores expanded to a larger format.

     Gross margin as a percent of sales rose, from 25.4% in 1994 to 25.5% in 1995. The increase in gross margin percentage reflects lower occupancy as a percent of sales of the Borders superstores offset in part by the continuing impact of music sales, which have a lower gross margin, as an increasing percentage of the Company's total sales. Rapid expansion of the Company's books and music superstore business has resulted in a relatively immature superstore base, with 64% of all books and books and music superstores in operation less than two years as of January 28, 1996. Management expects that continued expansion of the superstore base as well as general maturation of the superstore operations will allow for increased operating leverage and potentially higher operating margins.

     As a percentage of sales, SG&A for 1995 was 21.4%, or 0.7% less than the 22.1% of sales in the corresponding period of 1994. The 0.7% decrease is due largely to the leveraging of corporate overhead over the Company's expanding sales base, as well as headcount reductions and related wage savings resulting from the move of the Waldenbooks headquarters from Stamford, Connecticut to Ann Arbor, Michigan. The Company also incurred a charge of $8.1 million in 1994, associated with Borders stock appreciation rights, which was not repeated in 1995.

     Pre-opening expense in 1995 was $7.3 million as compared to $5.7 million in 1994. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company in the market, and differing levels of labor costs associated with opening the store. The Company opened 41 Borders superstores and 5 Waldenbooks mall-based stores in 1995 as compared to 31 Borders superstores and 11 Waldenbooks mall-based stores in 1994.

     Excluding the non-recurring goodwill writedowns of $201.8 million, goodwill amortization was $3.7 million in 1995 as compared to $7.4 million in 1994. The decrease in goodwill amortization of $3.7 million is a result of the lower goodwill balance due to the noncash writedown of goodwill. (See "Goodwill Writedown.")

     Operating income before restructuring provision, goodwill writedown and FAS 121 was $64.5 million or 3.7% of sales in 1995, as compared to $50.2 million or 3.3% of sales in 1994.

     Interest expense was $4.6 million in 1995, as compared to $1.0 million for the same period in 1994. Net cash transfers between the Company and Kmart through October 23, 1994 have been reflected in the Company's historical financial statements as equity transactions. Accordingly, the Company's operating results for periods prior to that date do not reflect interest expense on intercompany transactions. Additionally, the Company incurred pre-tax interest expense of $2.3 million in 1995, relating to the purchase of Kmart's remaining interest in the Company.

     Income tax expense in 1995 was $6.1 million, as compared to $21.9 million in 1994. The effective tax rate for both periods differed from the statutory rate primarily as a result of non-deductible goodwill amortization and writedown and the FAS 121 charge. Excluding the non-recurring charges, goodwill amortization and writedown and a portion of the FAS 121 charge, the Company's effective tax rate was 38.6% in 1995 as compared to 42.3% in 1994.

     As a result of the foregoing, net income for the year ended January 28, 1996, excluding non-recurring charges for the goodwill writedown and the effect of the adoption of FAS 121, was $35.3 million as compared to $28.3 million, excluding non-recurring charges in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash provided by operations in 1996 was $101.0 million, as compared to $11.7 million in 1995. The current year activity primarily reflects income before non-cash charges for depreciation and amortization and increases in taxes payable as a result of timing of estimated payments offset by cash used for inventories as a result of store expansion at Borders. Inventory net of accounts payable increased primarily due to 41 new Borders stores.

     Net cash used for investing was primarily for capital expenditures for new stores and, in 1994, the acquisition of Planet Music. Capital expenditures in 1996 reflect the opening of 41 new superstores and 9 new Waldenbooks stores and the addition of the Columbus distribution center. Capital expenditures in 1995 also included expenditures for the Company's combined headquarters facilities and data processing equipment. Capital expenditures for stores in 1994 reflect the opening of 44 new stores (33 superstores and 11 mall-based stores), conversion of two Walden-owned superstores to Borders books and music superstores, the relocation of three book superstores, expansions of 20 stores (five superstores and 15 mall-based stores), and capital expenditures on stores scheduled to open in early 1995.

     Net cash used for financing in 1996 was $2.0 million, resulting primarily from net repayments of borrowings under the credit facility, offset by cash received for construction funding, the issuance of Company stock under the Company's employee benefit plans, and the sale of put options on the Company's common stock. Net cash used for financing in 1995 was $130.4 million, which resulted from net borrowings under the credit facility, offset by cash used for the repayment of borrowings from Kmart and the purchase of Kmart's remaining interest in the Company.

     The Company expects capital expenditures to be approximately $100 million in 1997. The Company currently plans to open approximately 40 Borders superstores and 25 new, expanded or relocated Waldenbooks mall stores in 1997. Average cash requirements for the opening of a prototype Borders books and music superstore are $2.9 million, representing capital expenditures of $1.5 million, inventory requirements, net of related accounts payable, of $1.25 million and $0.15 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

     The Company anticipates that planned closings of Walden stores will decrease Walden's annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

     The Company plans to execute its expansion plans for its Borders superstores principally with funds generated from operations and financing through the lease facility in 1997 and beyond. In the event that working capital requirements are in excess of operating cash flows and lease financing, the Company may fund such excess with borrowings under the credit facility. The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years.

     In 1996, the Company announced its intention to repurchase up to $50 million of its common stock from time to time. Funds for such purchases would be from borrowings under the credit facility.

     In 1995, the Company entered into a $300 million, five-year working capital line of credit with a syndicate of banks. The Company had $30.0 million in outstanding borrowings under the credit facility at January 26, 1997. In 1995, the Company also entered into a five-year $150 million lease financing facility to finance new stores and other property through operating leases. The lease facility provides financing to Lessors through loans from a third-party lender for up to 95% of a project cost. Lessors generally will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third-party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 28 properties financed through the lease facility, with a financed value of $102.6 million at January 26, 1997. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-thru certificates. These mortgage pass-thru certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its line of credit. Since February 1995, Kmart has failed to maintain investment grade ratings and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

     In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations served as collateral for certain mortgage pass-thru certificates. On March 11, 1996, Kmart was required to repurchase the underlying notes. The Company purchased the notes from Kmart for approximately $12.1 on June 18, 1996, which fully satisfied the Company's contingent obligation.

     The Company does not believe that the note purchase has had a material effect on the Company's financial position or earnings.

1995 ACCOUNTING CHANGES

     Goodwill Writedown -- Prior to completion of the IPO, the Company, as a subsidiary of Kmart, followed the accounting policies established by Kmart for its consolidated group and, accordingly, evaluated the overall recoverability of goodwill using projected undiscounted cash flows. At April 23, 1995, such goodwill aggregated $257.6 million, net of accumulated amortization of $38.6 million.

     The sale of common stock in the IPO generated net proceeds that were less than the historical book value of the Company, resulting in Kmart taking a write off of its investment in the Company in the amount of $185.0 million. As a result, the Company re-evaluated its accounting policy regarding goodwill impairment and adopted a new policy for recognition and measurement of goodwill impairment based on a fair value approach. The Company believes fair value is a preferable method to assess goodwill as it believes that the value at which the individual businesses could be bought and sold in an arm's length transaction between a willing buyer and seller is the most objective evidence and, therefore, the most relevant measure of their value. This change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to operations of $182.0 million in the second quarter of 1995. During the fourth quarter of 1995, the Company took an additional charge of $19.8 million. The charges aggregated $132.2 million for Borders, $16.2 million for Planet Music and $53.4 million for Waldenbooks. As of January 28, 1996, all goodwill relating to Waldenbooks and Planet Music had been written-off.

     This change resulted in a reduction of $5.9 million and $1.5 million of goodwill amortization expense on an annual and quarterly basis, respectively. Earnings per share in 1996 and prospectively will be improved by approximately $0.07 on an annual basis. In 1995, the partial-year effect of the accounting change excluding the one-time charge was $3.9 million, or approximately $0.05 per share.

     The Company's fair value methodology is applied to each of its businesses on a separate basis. When evaluating the need to record a goodwill impairment, the Company will evaluate whether there have been any temporary or permanent impairments, and will record appropriate charges (if any) to operations for permanent impairments in fair value. The Company will evaluate Borders for impairment every quarter. Since all goodwill related to the Walden and Planet businesses has been written-off, no further evaluations for impairment will be necessary. There was no goodwill impairment required in 1996.

     FAS No. 121. -- Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121)

     The Company adopted FAS 121, effective as of the fourth quarter of 1995. The carrying value of long-lived assets and certain identifiable intangible assets will be evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected future cash flows. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is allocated to the assets being tested for recoverability. This change resulted in a pre-tax charge of $63.1 million to operations in the fourth quarter of 1995. The charge consisted of $42.1 million for leasehold improvements and furniture and fixtures of Waldenbook stores, $14.5 million for goodwill relating to such stores and $6.5 million for leasehold improvements and furniture and fixtures of Planet Music. The impairment relating to Waldenbooks resulted principally from declining mall traffic and increasing superstore competition. Planet Music also faces intense competition from superstores, resulting in declining gross margins. As a result of this charge, depreciation and amortization expense was reduced by approximately $5.1 million after-tax or $0.06 per share ($0.07 including the effects of the fourth quarter goodwill writedown previously discussed) in 1996 and on a declining basis for the next several years. No writedowns of long-lived assets were required in 1996.

1993 RESTRUCTURING PLAN

     In 1993, the Company implemented a restructuring plan to close 187 underperforming Walden stores and to combine certain distribution and headquarters functions of Borders and Walden, and recorded a provision of $142.8 million to provide for the estimated costs of implementing the plan. The restructuring provision included provisions for store closures of $101.5 million, combination of certain Borders and Walden functions of $35.8 million and reengineering programs of $5.5 million. As of January 26, 1997, the combination of operations and the store closure program was substantially complete.

     Walden continues to evaluate the operating performance of its stores and intends to aggressively identify stores which do not meet its performance and return criteria. Based upon this ongoing evaluation, the Company may identify additional stores which it decides to close in future periods.

SEASONALITY

     The Company's business is highly seasonal, with sales significantly higher and all operating profit realized during the fourth quarter, which includes the Christmas selling season.

                                                                      FISCAL 1996 QUARTER ENDED
                                                                --------------------------------------
                                                                APRIL      JULY     OCTOBER    JANUARY
                                                                -----      ----     -------    -------
                                                                        (DOLLARS IN MILLIONS)
SALES.......................................................    $404.0    $414.3    $413.5     $727.0
Operating income (loss).....................................      (3.7)     (2.0)     (2.9)     111.7
% of full year:
  Sales.....................................................      20.6%     21.2%     21.1%      37.1%
  Operating income (loss)...................................      (3.6)     (1.9)     (2.8)     108.3

                                                                      FISCAL 1995 QUARTER ENDED
                                                                --------------------------------------
SALES.......................................................    $353.6    $363.8    $362.1     $669.5
Operating income (loss) (excluding goodwill writedowns and
  FAS 121)..................................................      (8.8)     (7.7)     (8.0)      89.0
% of full year:
  Sales.....................................................      20.2%     20.8%     20.7%      38.3%
  Operating income (loss) (excluding goodwill writedowns and
     FAS 121)...............................................     (13.6)    (11.9)    (12.4)     137.9
                                                                      FISCAL 1994 QUARTER ENDED
                                                                --------------------------------------
SALES.......................................................    $302.8    $325.6    $323.1     $559.5
Operating income (loss) (excluding restructuring
  provision)................................................      (4.4)     (3.4)     (0.2)      58.2
% of full year:
  Sales.....................................................      20.0%     21.6%     21.4%      37.0%
  Operating income (loss) (excluding restructuring
     provision).............................................      (8.7)     (6.8)     (0.4)     115.9

EFFECTS OF INFLATION

     The Company's management does not believe inflation has had a material impact on its operating results or financial position for the periods presented.

EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on the liquidity, financial position, results of operations or competitive position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Consolidated Statements of Operations for the fiscal years
  ended January 26, 1997, January 28, 1996 and January 22,
  1995......................................................      19
Consolidated Balance Sheets as of January 26, 1997 and
  January 28, 1996..........................................      20
Consolidated Statements of Cash Flows for the fiscal years
  ended January 26, 1997, January 28, 1996 and January 22,
  1995......................................................      21
Consolidated Statement of Stockholder's Equity for the
  fiscal year ended January 26, 1997 and January 28, 1996...      22
Notes to Consolidated Financial Statements..................      23
Report of Independent Accountants...........................      33

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              JANUARY 26,   JANUARY 28,   JANUARY 22,
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
                                                                    (DOLLARS IN MILLIONS EXCEPT
                                                                      PER COMMON SHARE DATA)
Sales.......................................................   $1,958.8      $1,749.0      $1,511.0
Cost of Merchandise Sold (Includes Occupancy)...............    1,437.8       1,302.3       1,127.1
                                                               --------      --------      --------
Gross Margin................................................      521.0         446.7         383.9
Selling, General and Administrative Expenses................      409.6         374.5         333.3
Pre-opening Expense.........................................        7.2           7.3           5.7
Goodwill Amortization and Writedowns........................        1.1         205.5           7.4
FAS 121 Impairment..........................................         --          63.1            --
Operating Losses of Stores Identified for Closure...........         --          (3.3)        (12.7)
Restructuring Provision.....................................         --            --           6.4
                                                               --------      --------      --------
Operating Income (Loss).....................................      103.1        (200.4)         43.8
Interest Expense............................................        7.0           4.6           1.0
                                                               --------      --------      --------
Income (Loss) before Income Tax.............................       96.1        (205.0)         42.8
Income Tax Provision........................................       38.2           6.1          21.9
                                                               --------      --------      --------
Net Income (Loss)...........................................   $   57.9      $ (211.1)     $   20.9
                                                               ========      ========      ========
Earnings (Loss) per Common Share Data -- Unaudited and Pro
  Forma for 1995 and 1994 (Note 3):
  Earnings (Loss) per Common Share..........................   $   0.70      $  (2.53)     $   0.24
                                                               ========      ========      ========
  Weighted Average Common Shares Outstanding (In
     Thousands).............................................     82,554        83,358        87,140
                                                               ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  FISCAL YEAR ENDED
                                                              --------------------------
                                                              JANUARY 26,    JANUARY 28,
                                                                 1997           1996
                                                              -----------    -----------
                                                                 (DOLLARS IN MILLIONS
                                                                EXCEPT SHARE AMOUNTS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   42.6       $   36.5
  Merchandise inventories...................................      737.5          637.5
  Accounts receivable and other current assets..............       44.1           34.0
  Property held for resale..................................        8.1           28.7
  Deferred income taxes.....................................       14.1            3.5
                                                               --------       --------
       Total Current Assets.................................      846.4          740.2
Property and equipment, net.................................      289.2          243.5
Other assets................................................       18.4            6.3
Deferred income taxes.......................................       18.5           22.7
Goodwill, net of accumulated amortization of $41.5 and
  $40.4, respectively.......................................       38.5           39.6
                                                               --------       --------
                                                               $1,211.0       $1,052.3
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowing and current portion of long-term
     debt...................................................   $   30.5       $   60.5
  Trade accounts payable....................................      350.1          304.8
  Accrued payroll and other liabilities.....................      197.8          164.0
  Taxes, including income taxes.............................       56.1           13.6
                                                               --------       --------
       Total current liabilities............................      634.5          542.9
Long-term debt and capital lease obligations................        6.2            8.1
Other long-term liabilities.................................       24.8           29.3
Commitments and contingencies (Note 10).....................         --             --
                                                               --------       --------
       Total liabilities....................................      665.5          580.3
                                                               --------       --------
Shares subject to repurchase (Note 10)......................       34.1             --
                                                               --------       --------
Stockholders' Equity:
  Common stock, par value $.001 per share; 200,000,000
     shares authorized; 75,858,016 and 75,317,984 shares
     issued and outstanding at January 26, 1997 and January
     28, 1996, respectively.................................        0.1             --
Additional paid-in capital..................................      648.0          669.2
Deferred compensation and officer receivables...............       (0.8)          (3.4)
Accumulated deficit.........................................     (135.9)        (193.8)
                                                               --------       --------
       Total Stockholders' Equity...........................      511.4          472.0
                                                               --------       --------
                                                               $1,211.0       $1,052.3
                                                               ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                              ---------------------------------------------
                                                              JANUARY 26,      JANUARY 28,      JANUARY 22,
                                                                 1997             1996             1995
                                                              -----------      -----------      -----------
                                                                          (DOLLARS IN MILLIONS)
Cash provided by (used for):
  Operations
  Net income (loss).......................................      $  57.9          $(211.1)         $  20.9
  Adjustments to reconcile net income (loss) to operating
     cash flows:
     Restructuring provision..............................           --               --              6.4
     Depreciation and amortization........................         42.9             42.0             45.6
     Goodwill writedown...................................           --            201.8               --
     FAS 121 impairment...................................           --             63.1               --
     Loss on disposal of property and equipment...........           --              1.8              5.3
     Deferred income taxes................................         (6.4)            (0.4)            22.3
     Increase (decrease) in other long-term assets and
       liabilities........................................        (16.0)           (14.6)             8.3
     Other -- net.........................................           --              1.5               --
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories..............................       (100.0)          (109.7)           (88.8)
     Decrease in property held for resale.................           --             (7.0)              --
     Decrease in restructuring reserve....................         (2.1)           (38.0)           (38.2)
     Increase in accounts payable.........................         45.3             33.6             10.5
     Increase (decrease) in taxes payable.................         44.2              7.6             (1.3)
     Other -- net.........................................         35.2             41.1            (17.5)
                                                                -------          -------          -------
     Net cash provided by (used for) operations...........        101.0             11.7            (26.5)
                                                                -------          -------          -------
  Investing
  Capital expenditures....................................        (97.2)          (116.0)          (123.0)
  Purchase of Planet Music................................           --               --            (12.3)
  Proceeds from sale of property and equipment............          4.7             34.2              3.4
  Other...................................................         (0.4)              --               --
                                                                -------          -------          -------
     Net cash used for investing..........................        (92.9)           (81.8)          (131.9)
                                                                -------          -------          -------
  Financing
  Repayment of long-term debt and capital lease
     obligations..........................................         (2.0)            (7.2)            (2.2)
  Proceeds from sale of put options.......................          4.5               --               --
  Proceeds (advances) for construction funding............         19.8             (9.6)             8.0
  Proceeds from initial public offering...................           --            248.0               --
  Proceeds from (repayments to) Kmart.....................           --           (360.0)           112.0
  Net funding from credit facility........................        (30.0)            60.0               --
  Issuance of common stock................................          5.7             11.1               --
  Purchase of shares held by Kmart........................           --            (72.7)              --
  Net equity transactions with Kmart......................           --               --            247.4
                                                                -------          -------          -------
     Net cash provided by (used for) financing............         (2.0)          (130.4)           365.2
                                                                -------          -------          -------
Net increase (decrease) in cash and equivalents...........          6.1           (200.5)           206.8
Cash and equivalents at beginning of year.................         36.5            237.0             30.2
                                                                -------          -------          -------
Cash and equivalents at end of year.......................      $  42.6          $  36.5          $ 237.0
                                                                =======          =======          =======
Supplemental cash flow disclosures:
  Interest paid...........................................      $   9.8          $   3.9          $   1.0
  Income taxes paid.......................................          5.9             13.7              5.3
  Non-cash investing and financing activities:
     Preferred stock issued for Planet Music
       acquisition........................................           --               --              5.2

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          DEFERRED                        RETAINED
                                     COMMON STOCK       COMPENSATION                      EARNINGS
                                 --------------------   AND OFFICER      ADDITIONAL      ACCUMULATED
                                   SHARES      AMOUNT   RECEIVABLES    PAID-IN CAPITAL     DEFICIT     TOTAL
                                   ------      ------   ------------   ---------------   -----------   -----
                                                  (DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)
Balance at January 23, 1994....           --    $ --       $  --           $   --          $    --     $457.5
Formation of the Company.......   57,519,138      --          --            460.7             (3.2)        --
Net equity transactions with
  Kmart........................           --      --          --            248.0               --      248.0
Dividends accrued on redeemable
  Preferred Stock..............           --      --          --               --             (0.1)      (0.1)
Net income.....................           --      --          --               --             20.9       20.9
                                 -----------    ----       -----           ------          -------     ------
Balance at January 22, 1995....   57,519,138    $ --       $  --           $708.7          $  17.6     $726.3
                                 ===========    ====       =====           ======          =======     ======
Conversion of mandatorily
  redeemable Series A Preferred
  Stock........................      846,660      --          --              5.6               --        5.6
Dividends accrued on
  mandatorily redeemable Series
  A Preferred Stock............           --      --          --               --             (0.3)      (0.3)
Net loss.......................           --      --          --               --           (211.1)    (211.1)
Purchase of stock held by
  Kmart........................  (10,771,460)     --          --            (72.7)              --      (72.7)
Shares sold by the Company in
  the Offering (Note 2)........   25,062,322      --          --               --               --         --
Issuance of common stock.......    2,661,324      --        (3.4)            14.5               --       11.1
Conversion of SAR's to
  options......................           --      --          --             13.1               --       13.1
                                 -----------    ----       -----           ------          -------     ------
Balance at January 28, 1996....   75,317,984    $ --       $(3.4)          $669.2          $(193.8)    $472.0
                                 ===========    ====       =====           ======          =======     ======
Net income.....................           --      --          --               --             57.9       57.9
Issuance of Common Stock.......      540,032      --          --              5.7               --        5.7
Stock split....................           --     0.1          --               --             (0.1)        --
Tax benefit of equity
  compensation.................           --      --          --              2.7               --        2.7
Issuance of put options:
  Receipt of premium...........           --      --          --              4.5               --        4.5
  Shares subject to
     repurchase................           --      --          --            (34.1)              --      (34.1)
Payment of receivables and
  deferred compensation........           --      --         2.6               --               --        2.6
                                 -----------    ----       -----           ------          -------     ------
Balance at January 26, 1997....   75,858,016    $0.1       $(0.8)          $648.0          $(135.9)    $511.4
                                 ===========    ====       =====           ======          =======     ======

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Borders Group, Inc. (the Company) owns all of the outstanding common stock of Borders, Inc. (Borders), Walden Book Company, Inc. (Walden) and Planet Music, Inc. (Planet Music). At January 26, 1997, the Company operated 157 Borders superstores, 961 Waldenbooks stores and 4 Planet Music superstores in the United States.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's significant accounting policies, which conform to generally accepted accounting principles applied on a consistent basis between years, except for the items discussed herein, are described below.

     Fiscal Year: The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1996 consisted of 52 weeks and ended on January 26, 1997. Fiscal 1995 consisted of 53 weeks and ended on January 28, 1996. Fiscal 1994 consisted of 52 weeks and ended on January 22, 1995.

     Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

     Inventories: Merchandise inventories are valued on a first-in, first-out
(FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs.

     Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease, generally over 10 to 15 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 20% for other fixtures and equipment. Amortization of assets under capital lease is included in depreciation expense.

     Expenditures for properties, primarily self-developed locations which the Company intends to sell and lease back within one year, are included in property held for resale.

     Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109). FAS 109 requires that deferred taxes be provided on temporary differences between the book and tax basis of assets and liabilities. In addition, the standard requires adjustment of deferred tax balances to reflect enacted changes in statutory income tax rates.

     Goodwill: Goodwill is amortized over 40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology on a quarterly basis. See Note 4 -- Accounting for Goodwill.

     Financial Instruments: The recorded values of the Company's financial instruments, which include accounts receivable and accounts payable, approximate their fair values.

     2-for-1 Stock Split: In January 1997, the Company's Board of Directors approved a 2-for-1 stock split on the Company's common stock, effective March 11, 1997. All references to the number of shares outstanding

                              BORDERS GROUP, INC.

and per share information for all periods presented have been restated as if the 2-for-1 stock split was effective at the beginning of 1994.

     Pre-Opening and Closing Costs: Costs associated with the opening of a new store are expensed during the first full fiscal month of the store's operations. When the decision to close a store is made, the Company provides for the future net lease obligation, nonrecoverable investment in fixed assets and other expenses directly related to discontinuance of operations. Prior to 1995, estimated operating losses until the store closure date were also included in the provision for store closings.

     Preferred Reader Program: Walden sells memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. Membership fees are deferred and recognized over the 12-month membership period.

     Equity-Based Compensation: The Company has elected to continue to account for equity-based compensation under the guidance of APB No. 25. See Note 15 for discussion of the pro forma net income calculated under FAS No. 123.

NOTE 3 -- INITIAL PUBLIC OFFERING OF COMMON STOCK

     The Company was formed in August 1994 as a wholly-owned subsidiary of Kmart Corporation. On June 1, 1995, the Company sold 25,062,322 shares of common stock in an initial public offering of common stock (the Offering), the net proceeds of which were paid to Kmart. In addition, as part of the Offering, Kmart sold 46,747,678 shares of common stock it previously owned, thereby reducing its interest in the Company to 13%. The Company did not receive any proceeds from the sale of common stock by Kmart. On August 15, 1995, the Company completed a transaction to purchase and retire the remaining 10,771,460 shares of common stock owned by Kmart at a price of $6.75 per share.

     Pro forma weighted average shares outstanding are calculated as follows (thousands):

                                                               1995     1994
                                                               ----     ----
                                                                (UNAUDITED)
Shares issued upon formation of the Company.................  57,520   57,520
Shares sold by the Company in the Offering..................  25,062   25,062
Shares issued upon completion of the Offering...............   2,810    2,810
Shares issued subsequent to the Offering....................     290       --
Purchase of Kmart's remaining interest......................  (4,684)      --
Common stock equivalents....................................   2,360    1,748
                                                              ------   ------
Pro forma weighted average common shares outstanding........  83,358   87,140
                                                              ======   ======

     The unaudited pro forma earnings per common share data are based on actual common shares outstanding after the Offering, after the effect of the 2-for-1 stock split, and assume the Offering took place at the beginning of 1994.

NOTE 4 -- ACCOUNTING FOR GOODWILL

     Prior to completion of the Offering, the Company, as a subsidiary of Kmart, followed the accounting policies established by Kmart for its consolidated group and, accordingly, evaluated the overall recoverability of goodwill using projected undiscounted cash flows. At April 23, 1995, such goodwill aggregated $257.6, net of accumulated amortization of $38.6.

     The sale of common stock in the Offering generated net proceeds that were less than the historical book value of the Company, resulting in Kmart taking a write-off of its investment in the Company in the amount of $185.0. Subsequent trading activity in the Company's common stock immediately after the Offering did not

                              BORDERS GROUP, INC.

result in any meaningful appreciation in value. As a result, the Company reevaluated its accounting policy regarding goodwill impairment and adopted a new policy for recognition and measurement of goodwill impairment based on a fair value approach. The Company believes fair value is a preferable method to assess goodwill as it believes that the value at which the individual businesses could be bought and sold in an arms length transaction between a willing buyer and seller is the most objective evidence and, therefore, the most relevant measure of their value. This change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to operations of $182.0 in the second quarter of 1995. During the fourth quarter of 1995, the Company took an additional charge of $19.8 for Waldenbooks. The charges aggregated $132.2 for Borders, $16.2 for Planet Music and $53.4 for Waldenbooks. The charges for Waldenbooks and Planet Music represented all existing goodwill relating to those businesses.

     The Company's fair value methodology is applied to each of its businesses on a separate basis. In determining the fair value for a high growth retail business, the median price/earnings (P/E) multiple for similar growth retail companies has been calculated based upon actual quoted market prices per share and analysts' consensus earnings estimates for these growth companies. This P/E multiple has been applied to management's best estimates of the respective earnings for Borders and Planet Music to arrive at an overall fair value of the respective companies. The Company will continue to utilize the same basket of high-growth retailers in order to determine this multiple for Borders provided that there are no significant changes in the underlying characteristics of such companies. With respect to Waldenbooks, given its retail market maturity, a median earnings before depreciation and amortization, interest and taxes (EBITDA) multiple for mature companies was applied to management's best estimate of EBITDA to arrive at an overall fair value. Further, the calculation used by the Company is net of transaction costs, which are estimated at 5.5% and consist of assumed underwriting and other costs. In addition, when evaluating the need to record a goodwill impairment, the Company will evaluate whether there have been any temporary or permanent impairments, and will record appropriate charges (if any) to operations for permanent impairments in fair value. The Company will evaluate Borders for impairment every quarter, based on the above methodology. Since all goodwill related to the Walden and Planet Music businesses has been written-off, no further evaluations for impairment will be necessary. No write-downs of goodwill were required in 1996.

NOTE 5 -- FAS NO. 121 -- ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS 121)

     The Company adopted FAS 121, effective as of the fourth quarter of 1995. The carrying value of long-lived assets and certain identifiable intangible assets will be evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected discounted future cash flows. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is allocated to the assets being tested for recoverability. This change resulted in a pre-tax charge of $63.1 to operations in the fourth quarter of 1995. The charge consisted of $42.1 for leasehold improvements and furniture and fixtures of Waldenbook stores, $14.5 for goodwill relating to such stores and $6.5 for leasehold improvements and furniture and fixtures of Planet Music. The impairment relating to Waldenbooks resulted principally from declining mall traffic and increasing superstore competition. Planet Music also faces intense competition from superstores resulting in declining gross margins. No writedowns of long-lived assets were required in 1996.

                              BORDERS GROUP, INC.

NOTE 6 -- RELATIONSHIP WITH KMART

     The Company's historical financial statements for periods prior to October 23, 1994 reflect funding provided by Kmart to the Company and its subsidiaries, and net cash provided by the Company and its subsidiaries to Kmart, as adjustments of Kmart's investment in the Company. Accordingly, no interest expense or income on net cash transfers between the Company and Kmart prior to October 23, 1994 is reflected in the Company's historical financial statements. The Company incurred interest of $0.9 on its borrowings from Kmart for the period from October 23, 1994 to January 22, 1995. In January 1995, the Company began managing its own treasury functions. Net equity transactions with Kmart were $248.0 in 1994.

NOTE 7 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                1996       1995
                                                                ----       ----
Property and equipment:
  Land.....................................................    $    --    $   0.6
  Buildings................................................         --        2.7
  Leasehold improvements...................................      179.1      163.9
  Furniture and fixtures...................................      342.6      277.8
  Construction in progress.................................        2.6       17.0
                                                               -------    -------
                                                                 524.3      462.0
Less-accumulated depreciation and amortization.............     (235.1)    (218.5)
                                                               -------    -------
Property and equipment, net................................    $ 289.2    $ 243.5
                                                               =======    =======

NOTE 8 -- RESTRUCTURING

     In 1993, the Company implemented a restructuring plan pursuant to which it planned to close 187 underperforming Walden stores and to combine certain distribution and headquarters functions of Borders and Walden. The Company recorded a restructuring charge of $142.8 to provide for the estimated costs of implementing the plan. The Company recorded an additional charge of $6.4 in the fourth quarter of 1994 to reflect revised estimates of the cost of completing the restructuring plan. This additional charge related to a writedown of the Walden headquarters facility in Stamford, Connecticut to estimated net realizable value and additional costs associated with relocating the Walden headquarters to Ann Arbor, Michigan, offset in part by the reversal of amounts accrued for 73 stores removed from the store closure program. As of January 26, 1997, the restructuring plan was substantially complete.

                              BORDERS GROUP, INC.

NOTE 9 -- INCOME TAXES

     The income tax provision consists of:

                                                                1996        1995       1994
                                                                ----        ----       ----
Current:
  Federal...................................................    $39.5      $  7.5      $ 0.6
  State and local...........................................      4.9         0.3        0.4
Deferred:
  Restructuring reserve.....................................      2.1        17.6       21.5
  FAS 121 impairment........................................      4.4       (17.0)        --
  Deferred compensation.....................................     (1.0)       (0.5)      (3.0)
  Differences in book and tax depreciation..................      1.9         3.4       (0.8)
  Inventory valuation differences...........................     (4.1)       (3.6)       0.7
  Other.....................................................     (9.5)       (1.6)       2.5
                                                                -----      ------      -----
     Total Income Tax Provision.............................    $38.2      $  6.1      $21.9
                                                                =====      ======      =====

     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                                 1996        1995       1994       1996      1995       1994
                                                 ----        ----       ----       ----      ----       ----
Federal statutory rate.......................    $33.3      $(71.8)     $15.0      35.0%     (35.0)%    35.0%
State and local taxes, net of federal tax
  benefit....................................      3.0         0.5        4.0       3.1        0.2       9.3
Goodwill amortization........................      0.4         1.3        2.4       0.4        0.6       5.6
Goodwill writedowns..........................       --        75.6         --        --       36.9        --
Other........................................      1.5         0.5        0.5       1.3        0.2       1.3
                                                 -----      ------      -----      ----      -----      ----
  Total income tax provision.................    $38.2      $  6.1      $21.9      39.8%       2.9 %    51.2%
                                                 =====      ======      =====      ====      =====      ====

     Deferred tax assets and liabilities resulted from the following:

                                                                JANUARY 26, 1997    JANUARY 28, 1996
                                                                ----------------    ----------------
Deferred tax assets:
  Federal benefit for state deferred taxes..................         $ 2.6               $ 1.5
  Accruals and other current liabilities....................          16.4                 7.6
  Restructuring reserve.....................................           1.7                 3.8
  Deferred revenue..........................................           6.8                 6.2
  Other long-term liabilities...............................           2.6                 3.4
  Deferred compensation.....................................           6.4                 5.4
  Deferred rent.............................................          10.7                 9.4
  FAS 121 impairment........................................          12.6                17.0
                                                                    ------              ------
     Total deferred tax assets..............................          59.8                54.3
                                                                    ------              ------
Deferred tax liabilities:
  Inventory.................................................          11.5                15.6
  Property and equipment....................................          14.3                12.4
  Other.....................................................           1.4                 0.1
                                                                    ------              ------
     Total deferred tax liabilities.........................          27.2                28.1
                                                                    ------              ------
     Net deferred tax assets................................         $32.6               $26.2
                                                                    ======              ======

                              BORDERS GROUP, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     There are various claims, lawsuits and actions pending against the Company and its subsidiaries that are incident to their operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-thru certificates. These mortgage pass-thru certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require the mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Since February 1995, Kmart has failed to maintain investment grade ratings and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its rights to put the notes.

     In addition to the contingent repurchase obligations described above, leases relating to two other Borders locations served as collateral for certain mortgage pass-thru certificates. On March 11, 1996, Kmart was required to repurchase the underlying notes. The Company purchased the notes from Kmart for approximately $12.1 on June 18, 1996, which fully satisfied the Company's contingent obligation. The Company does not believe the note purchase has had a material effect on the Company's financial position or earnings.

     During December 1996, the Company sold one million put options on the Company's common stock which have exercise prices of $33.50-$34.50 ($16.75-$17.25 giving effect to the 2-for-1 stock split) per share and expire on various dates between March 16, 1998 and April 15, 1998. The Company received proceeds of $4.5 million upon sale of the puts. The put options give the holder the right to, at the Company's option, a net cash settlement or share repurchase. If settlement is required at expiration, the Company intends to repurchase such shares. The total cash settlement that would be required if the options were put would be $34.1, resulting in an effective repurchase price, net of put proceeds of $29.63 ($14.82 giving effect to the 2-for-1 stock split) per share. The $34.1 has been reclassified to Shares subject to repurchase on the consolidated balance sheet.

NOTE 11 -- DEBT

     In March 1995, the Company entered into a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase, in excess of $50 million, its common stock, pay dividends on its common stock and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $30 at January 26, 1997. At February 23, 1997, the Company had net borrowings of $70 outstanding under the credit facility. The weighted average interest rate in 1996 and 1995 was approximately 6.0% and 6.2%, respectively.

     The Company's long-term debt obligations consist of capital lease liabilities at January 26, 1997, and also included mortgages of $1.8 as of January 28, 1996. Scheduled principal payments and capitalized lease obligations as of January 26, 1997 are as follows: 1997 -- $0.5; 1998 -- $0.3; 1999 -- $0.3;
2000 -- $0.3; 2001 -- $0.2; 2002 and, thereafter, -- $5.1.

                              BORDERS GROUP, INC.

NOTE 12 -- LEASES

     Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 20 years. Borders' leases generally contain multiple five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Walden's leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance and insurance).

     Lease Commitments: Future minimum lease payments under operating leases at January 26, 1997 total $171.0 in 1997, $163.8 in 1998, $156.8 in 1999, $146.9 in
2000, $132.8 in 2001, $931.2 in all later years and, in the aggregate, total $1,702.5.

     Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

                                                         1996     1995     1994
                                                         ----     ----     ----
RENTAL EXPENSES
  Minimum rentals.....................................  $163.8   $138.7   $120.9
  Percentage rentals..................................     3.3      5.1      5.5
                                                        ------   ------   ------
     Total............................................  $167.1   $143.8   $126.4
                                                        ======   ======   ======

     Capitalized Leases: The Company accounts for one store and certain computer equipment under capital leases. At January 26, 1997, the Company's commitments under leases accounted for as capital leases aggregated $6.2.

     Lease Financing Facility: On November 26, 1995, the Company entered into a five-year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third-party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as Lessee, the Company will guarantee payment when due of all amounts required to be paid to the third-party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There was $102.6 and $21.2 outstanding under the Facility at January 26, 1997 and January 28, 1996, respectively, and $104.1 outstanding at February 23, 1997.

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     Pension Plans: Effective February 28, 1995, Walden employees participating in the Kmart pension plans became fully vested in their accumulated benefits under the plans. Walden employees no longer accumulate benefits under the Kmart pension plans subsequent to that date. The Company and Kmart have agreed that all benefit obligations to Walden employees participating in the Kmart pension plans will be borne by such plans without further expense charges to, or funding obligation by, the Company. The Company recorded pension expense of $2.4 in 1994 related to the Kmart pension plans.

     Employee Savings Plan: Prior to February 28, 1995, employees of the Company who met certain requirements as to age and service were eligible to participate in Kmart's Employee Savings Plan (Kmart Savings Plan). Additionally, employees of Borders who meet certain requirements as to age and service are eligible to participate in the Company's Savings Plan. Effective February 28, 1995, accumulated benefits of Company employees participating in the Kmart Savings Plan were transferred to the Company Savings Plan and such employees ceased participation in the Kmart Savings Plan. The Company's expense related to these plans was $2.8, $2.3 and $2.3 for 1996, 1995 and 1994, respectively.

                              BORDERS GROUP, INC.

NOTE 14 -- STOCK-BASED BENEFIT PLANS

     Stock Option Plan: In February 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan) pursuant to which the Company may grant options to purchase its common stock. With the exception of certain option grants described below, the exercise price of options granted under the 1995 Plan will generally not be less than the fair value per share of the Company's common stock; such options will generally vest after three years and will generally be exercisable up to five years from grant date. All Company stock option grants participate in the 2-for-1 split of the Company's common stock. All information presented has been restated for the 2-for-1 split.

     The Company has established a compensation philosophy that is designed to foster a performance oriented, entrepreneurially-led ownership culture. The 1995 Plan is an integral part of the Company's employee ownership culture and compensation program. Options have been granted under the 1995 Plan to all full-time employees of the Company and its subsidiaries with six months or more of service, consisting of approximately 11,000 employees. The Company's executive compensation is heavily oriented toward equity incentives that includes a combination of stock and options which require at least some annual out-of-pocket investment in the business on the part of management. Restrictions on the equity incentives promote a long-term focus on the part of management and maximize retention of personnel. Management believes the equity incentives have been integral to its success in meeting operating objectives and reducing employee turnover since the Offering.

     In February 1995, the Company granted options to purchase 1,925,000 shares of common stock at an exercise price of $7.50 per share pursuant to the 1995 Plan (the 1995 Options). These options vest after three years and are exercisable for a period of five years from grant date.

     In February 1995, the Company granted to certain senior management personnel options to purchase 4,866,867 restricted shares of common stock under the 1995 Plan (the Management Options). The exercise price of these options was generally $6.00 per share, representing a discount from fair value at date of grant. Such options were exercisable only at the time of the Offering. Options were exercised to purchase 1,974,000 shares of restricted stock in 1995. Restricted shares of common stock purchased upon exercise of the Management Options are restricted from sale or transfer for three years from the date the options were exercised. The remaining options not exercised were forfeited.

     In February 1995, the Company also granted to certain senior management personnel 951,340 options to purchase an additional share of common stock (the Matching Options) for each restricted share of common stock purchased through exercise of Management Options at the time of the Offering. The exercise price of the Matching Options was generally $7.50 per share. Matching Options vest after three years and expire five years after the grant date.

     On November 8, 1995, the Company granted approximately 6.8 million stock options at an exercise price of $8.69 to approximately 2,400 employees pursuant to the 1995 Plan. Generally, this grant was intended to represent a one-time grant in lieu of annual grants for the next three years. The options vest at the rate of 25% per year, beginning on November 8, 1998.

     In January and August 1996 and January 1997, the Company granted to more than 10,000 individual store employees approximately 2,020,000 stock options in aggregate at prevailing market prices at the time of grant. The options generally vest 12 months from the grant date and expire 10 years from grant. In addition, during 1996, the Company granted 1,150,000 stock options to 1,250 home-office employees. Generally, these grants were a one-time grant in lieu of grants for the next three years for newly hired or promoted employees. The options generally vest 20%-40% per year with final vesting in 2001 and expire 10 years from the grant date. The purpose of the option program is to promote stock ownership and corresponding ownership behavior, for all full-time employees with at least six months of service.

                              BORDERS GROUP, INC.

     In addition, in January 1997, the Company granted 693,000 stock options with an exercise price of $17.32 to certain senior management personnel. These grants were in lieu of cash compensation for the following year and vest one year from the date of grant with an expiration two and one-quarter years from the grant date.

     The Company will recognize compensation expense for the difference between the exercise price and the fair value per share at grant date of the Management Options. Such expense will be recognized over the three-year vesting period.

     In connection with the Offering, the Company adopted a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company's senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company's common stock, at a 20% discount from the fair value of the same number of unrestricted shares of common stock. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The Employee Plan allows the Company's associates not covered under the Management Plan to purchase shares of the Company's common stock at a 15% discount from their fair-market value.

     The Company will recognize compensation expense for the discount on restricted shares of common stock purchased under the Management Plan. Such discount will be recognized as expense on a straight-line basis over the three-year period during which the shares are restricted from sale or transfer. Compensation expense under the Management Plan aggregated $0.4 in 1996 and $0.2 in 1995. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.

     Stock Appreciation Rights: In connection with its acquisition by Kmart, Borders established a stock appreciation rights (SARs) plan covering all employees at that date; options outstanding at the acquisition date under Borders' existing stock option plans were converted to SARs in connection with the acquisition. Under the SARs plan, employees were entitled to receive a cash payment per share equal to the excess of the fair value of a Borders' share over the base price defined in the plan. In fiscal year 1994, the Company recorded compensation expense of $8.1 million for the increase in the value of shares subject to SARs over the related base price. In connection with the Offering, substantially all remaining SARs were converted to options on the Company's common stock.

     At January 26, 1997, the Company has 411,694 shares authorized for the grant of stock options under the 1995 Plan.

     A summary of the information relative to the Company's stock option plans follows:

                                                                             WEIGHTED         WEIGHTED
                                                            NUMBER OF        AVERAGE        AVERAGE GRANT
                                                              SHARES      EXERCISE PRICE      DATE FMV
                                                            ---------     --------------    -------------
STOCK OPTIONS
Outstanding at January 22, 1995
  Granted.................................................  20,087,188        $ 6.92            $2.87
  Exercised...............................................   1,984,656        $ 5.91            $0.65
  Forfeited...............................................   3,398,628        $ 6.09            $0.65
Outstanding at January 28, 1996...........................  14,703,904        $ 7.25            $3.68
  Granted.................................................   3,360,826        $16.00            $7.33
  Exercised...............................................     296,764        $ 5.44            $3.74
  Forfeited...............................................   1,581,242        $ 9.19            $3.97
Outstanding at January 26, 1997...........................  16,186,724        $ 8.92            $4.42
Exercisable at January 26, 1997...........................   2,277,784        $ 2.70            $4.71

                              BORDERS GROUP, INC.

     Certain options granted by the Company upon conversions of existing SARs at the time of the IPO, were granted with exercise prices less than market value at the date of the grant. The weighted average exercise price and weighted average grant date fair value were $5.02 and $9.35, respectively for such grants.

                                                                                              WEIGHTED
                                                                             WEIGHTED       AVERAGE FAIR
                                                            NUMBER OF        AVERAGE        MARKET VALUE
                                                              SHARES      PURCHASE PRICE      AT GRANT
                                                            ---------     --------------    ------------
STOCK ISSUED UNDER STOCK PURCHASE PLANS
Management Plan
  1995....................................................      93,266        $ 7.13           $ 8.91
  1996....................................................      48,166        $ 9.33           $11.67
Employee Plan
  1995....................................................     494,458        $ 6.43           $ 7.56
  1996....................................................     196,064        $14.00           $16.48

     Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires recognition of compensation expense for stock options and other stock-based compensation for the fair value of the instruments at date of grant. The Company has adopted the disclosure-only option of FAS 123, for the 1996 fiscal year. The pro forma net income (loss) and pro forma earnings (loss) per share had the Company adopted the fair-value accounting provisions of FAS No. 123 would have been $50.8, $(220.6) and $20.9, and $0.62, $(2.65) and $0.24 in 1996, 1995 and 1994, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Borders Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Borders Group, Inc. and its subsidiaries at January 26, 1997 and January 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 4 and Note 5 to the consolidated financial statements, the Company changed its accounting for goodwill impairment and adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1995.

Price Waterhouse LLP

Detroit, Michigan
March 11, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of the Company:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Robert F. DiRomualdo.................  52    Chairman, Chief Executive Officer and Director
George R. Mrkonic....................  44    Vice Chairman and Director
Bruce A. Quinnell....................  48    President and Chief Operating Officer
Richard L. Flanagan..................  44    President Borders Store Operations
Kathryn L. Winkelhaus................  41    President Walden Store Operations
Timothy J. Hopkins...................  43    President Borders Group, Inc. Merchandising
Thomas D. Carney.....................  50    Vice President, General Counsel and Secretary
H. Kevin Rutherford..................  38    Vice President, Corporate Human Resources
Cedric J. Vanzura....................  33    Vice President, Planning and Finance, Treasurer
Philip C. Semprevivo.................  56    Vice President and Chief Information Officer
Kenneth E. Scheve....................  50    Vice President, Finance
Peter R. Formanek....................  53    Director
Brian P. Lamb........................  55    Director
Amy B. Lane..........................  44    Director
Larry Pollock........................  49    Director
Leonard A. Schlesinger...............  44    Director

     The Company's Certificate provides, among other things, that the Board is divided into three classes. Directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for such class expires and will serve thereafter for three years. Directors hold office until their successors are elected and qualified. However, if the shareholders of the Company approve a proposal to be presented at the 1997 Annual Meeting, to reincorporate the company in Michigan, all directors will be elected annually for one year terms.

     Robert F. DiRomualdo has served as the Chairman and Chief Executive Officer and a Director of the Company since its formation in August 1994. Prior to the formation of the Company, Mr. DiRomualdo was President and Chief Executive Officer of Borders from January 1989 to February 1994. From February 1994 to August 1994, Mr. DiRomualdo was responsible for overall operations at Borders and Walden.

     George R. Mrkonic has served as the Vice Chairman of the Company since December 1994, and a Director since its formation in August 1994. He has also served as President of the Company from December 1994 until January 1997. Prior to joining the Company, Mr. Mrkonic served as Executive Vice President, Specialty Retailing Group of Kmart Corporation, where he had overall responsibility for the specialty retailing operations of Kmart including, among others, Borders and Walden, from November 1990 to November 1994. Mr. Mrkonic is also a director of Champion Enterprises, Inc., a manufacturer and seller of manufactured homes and mid-sized buses and Comshare, Inc., which produces computer software for business applications.

     Bruce A. Quinnell has served as President and Chief Operating Officer of the Company since February 1997. Mr. Quinnell served as President and Chief Operating Officer of Walden from November 1994 to February 1997. From January 1994 to November 1994, Mr. Quinnell held the position of Executive Vice President and Chief Operating Officer of Walden. Prior to joining Walden, Mr. Quinnell was Executive Vice President, Finance and Administration for PACE Membership Warehouse, Inc., a former subsidiary of

Kmart, from October 1992 to January 1994. From September 1987 until October 1992, Mr. Quinnell was Chief Financial Officer of Dollar General Corp., a general merchandise retailer.

     Richard L. Flanagan has served as President of Borders Store Operations since February 1997. From February 1994 until February 1997, Mr. Flanagan served as President and Chief Operating Officer of Borders. Prior thereto, Mr. Flanagan served as Chief Financial Officer of Borders from April 1991 to February 1994. From 1987 until April 1991, Mr. Flanagan was Vice President and Chief Financial Officer of Ellwood Group, Inc., a steel manufacturer.

     Kathryn L. Winkelhaus has served as President of Walden Store Operations since February 1997. From 1992 through 1997, Ms. Winkelhaus served as Sr. Vice President, Store Operations for Walden. Ms. Winkelhaus has held several positions of increasing levels of responsibility in store operations since joining the company in 1979.

     Timothy J. Hopkins has served as Merchandising President of the Company since February 1997. From 1995 to February 1997, Mr. Hopkins served as Sr. Vice President, Merchandising and Marketing for Walden. Prior to joining the company, Mr. Hopkins served as Vice President, International and also Vice President, Merchandising with QVC Network from 1992 through 1995.

     Thomas D. Carney has been Vice President, General Counsel and Secretary of the Company since December 1994. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit, Michigan.

     H. Kevin Rutherford has served as Vice President, Corporate Human Resources for Borders Group Inc. since February 1997. From 1994 through February 1997, Mr. Rutherford served as Vice President, Human Resources for Walden. Prior to joining the company, Mr. Rutherford was Vice President, Human Resources for Footaction USA, an athletic footwear retail subsidiary of Melville Corporation from 1992 through 1994.

     Cedric J. Vanzura has been Vice President, Planning and Finance, Treasurer since August 1996. From November 1994 until August 1996. Mr. Vanzura served as Vice President, Group Planning and Resource Management. From May 1994 to November 1994, Mr. Vanzura held the position of Director, Business Development, Specialty Retail Group of Kmart. Prior to joining Kmart, from 1990 to 1994, Mr. Vanzura was a Senior Consultant and then a Manager, Management Consulting, at Deloitte & Touche Management Consulting.

     Philip C. Semprevivo has been Vice President and Chief Information Officer of the Company since December 1994. Prior to joining the Company, Mr. Semprevivo was an independent management consultant specializing in strategic information technology planning and reengineering of business processes through the use of information technology from 1988 to December 1994.

     Kenneth E. Scheve has served as Vice President Finance for Borders Group Inc. since February 1997. From 1994 through February 1997, Mr. Scheve served as Vice President, Finance for Walden. Prior to joining the company, Mr. Scheve served as Director -- Internal Audit, Specialty Retailing Group of Kmart Corporation from 1991 through 1994.

     Peter R. Formanek has served as a director of the Company since August, 1995. Mr. Formanek was co-founder of Autozone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of Autozone, Inc. from 1986 until his retirement in May, 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter drug and personal care products and vitamins.

     Brian P. Lamb has served as a director of the Company since August, 1995. Mr. Lamb is Chairman, CEO and a director of C-SPAN, the Cable Satellite Public Affairs Network which he founded in 1977.

     Amy B. Lane has served as a director of the Company since August, 1995. In January 1997, Ms. Lane became Managing Director, Investment Banking Group, of Merrill Lynch. From 1989 through 1996, she served as a Managing Director, Corporate Finance, of Salomon Brothers Inc., including service as Co-Head of Salomon Brothers Investment Banking Group covering the retail industry.

     Larry Pollock has served as a director of the Company since August, 1995. In January 1997, Mr. Pollock became Executive Vice President and Chief Operating Officer of HomePlace, Inc., a chain of home furnishings and housewares superstores. From 1994 to 1996, he served as the President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer. From 1990 through 1993, Mr. Pollock served as President and Chief Operating Officer of Karten's Jewelers, Inc., a New England jewelry chain. Mr. Pollock is a partner of Independent Group L.P., a privately-held radio broadcasting company based in Cleveland, Ohio, and a director of New West Eyeworks, Inc., a retail optical company.

     Leonard A. Schlesinger has served as a director of the Company since August, 1995. Mr. Schlesinger is the George Fisher Baker, Jr. Professor of Business Administration at the Harvard Business School. He has served as a faculty member at the Harvard Business School for more than five years. Mr. Schlesinger serves as a director of Limited, Inc., a specialty retailer and Pegasystems, Inc., a customer service software company.

     Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

COMMITTEES

     The Audit Committee was established for the purpose of reviewing and making recommendations regarding the Company's employment of independent accountants, the annual audit of the Company's financial statements and the Company's internal controls, accounting practices and policies. The current members of the Audit Committee are Mr. Lamb and Ms. Lane.

     The Compensation Committee was established for the purpose of making recommendations to the Board of Directors regarding the nature and amount of compensation for executive officers of the Company. The Compensation Committee also administers certain of the Company's employee benefit plans. The current members of the Compensation Committee are Mr. Formanek, Mr. Pollock, and Mr. Schlesinger.

COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company receives $25,000 in restricted shares of Common Stock (the "Restricted Shares") paid and valued at the beginning of the relevant calendar year. The restrictions on such Restricted Shares will generally lapse one year from the date of grant. Each director who is not an employee of the Company also receives $1,000 in value of Common Stock for each board meeting attended, and $500 in Common Stock for each committee meeting attended, paid and valued at the end of the calendar quarter in which the meetings occurred. Such Common Stock cannot be sold until at least six months after the date of grant.

     On the date of each of the Company's Annual Meetings, each eligible director receives an option to purchase 10,000 shares of Common Stock of the Company. The exercise price of options granted under the Plan is the fair market value on the date of grant. To be eligible to receive option grants at the Annual Meetings to be held in 1997, 1998 and 1999 and thereafter, a director generally must have owned at least 10,000, 15,000 and 20,000 shares of Common Stock, respectively, for the one-year period prior to the date of the meeting.

     Each option vests and becomes exercisable on the third anniversary of the date of grant except that (i) an option is forfeited in its entirety if the director ceases, at any time prior to his or her exercise of the option, to hold the minimum number of shares that he or she was required to hold for the one year period prior to the grant to be eligible therefor; (ii) all outstanding options vest and become immediately exercisable in the event of a change in control of the Company, and (iii) all options held by a director who has served as a director for six years or more vest and become immediately exercisable as of the date upon which he or she ceases to serve as a director.

     An option may be exercised only during the period that the optionee serves as a director of the Company or within three months after termination of such service and only if it is vested and has not expired at the time of termination. However, if the director ceases to serve as such as a result of death or if the individual has served as a director of the Company for more than 10 years, such three month period is extended to three years.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for the Company's May 15, 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the heading "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's May 15, 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     N/A

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith unless otherwise indicated:

                                      DESCRIPTION
                                      -----------
 3.1(1)       Amended and Restated Certificate of Incorporation of the
              Borders Group, Inc.
 3.2(3)       Amendment to Restated Certificate of Incorporation of
              Borders Group, Inc.
 3.3(2)       Bylaws of the Borders Group, Inc.
10.1(1)       Stockholder Agreement dated as of February 17, 1995, between
              Borders Group, Inc. and Kmart Corporation.
10.2(2)       Employment Agreement dated as of February 1, 1995 between
              Borders Group, Inc. and Robert F. DiRomualdo.
10.3(1)       Employment Agreement dated as of November 15, 1994 among
              Borders Group, Inc., Walden Book Company, Inc. and George R.
              Mrkonic.
10.4(7)       Form of Severance Agreement.
10.5(1)       1992 Stock Appreciation Rights Plan of Borders, Inc.
10.8(1)       Borders Group, Inc. Stock Option Plan.
10.9(5)       First Amendment to the Borders Group, Inc. Stock Option
              Plan.
10.10(3)      Intercompany Agreement dated May 24, 1995 between Borders
              Group, Inc. and Kmart Corporation.
10.11(3)      Tax Allocation Agreement dated May 24, 1995 between Borders
              Group, Inc. and Kmart Corporation.
10.12(3)      Lease Guaranty Agreement dated May 24, 1995 between Borders
              Group, Inc. and Kmart Corporation.
10.14(2)      Management Stock Purchase Plan.
10.15(5)      First Amendment to the Management Stock Purchase Plan
10.16(2)      Employee Stock Purchase Plan
10.17(6)      First Amendment to the Employee Stock Purchase Plan
10.18(2)      Annual Incentive Bonus Plan.
10.19(2)      Director Stock Plan.
10.20(3)      Revolving Credit Facility Credit Agreement (the "Credit
              Agreement") dated as of March 28, 1995 by and among Borders
              Group, Inc., Borders, Inc., Walden Books Company, Inc. and
              Planet Music, Inc. and the lenders party thereto, and PNC
              BANK, National Association, as Administrative Agent and
              First National Bank of Chicago, as Syndication Agent.
10.21(4)      Amendment No. 1 and Consent to Credit Agreement among
              Borders Group, Inc., its subsidiaries and the lenders party thereto.
10.22(4)      Amendment No. 2 and Consent to Credit Agreement among
              Borders Group, Inc., its subsidiaries and the lenders Party thereto.
10.23(5)      Amendment No. 3 to the Credit Agreement among Borders Group,
              Inc., its subsidiaries and the lender Party thereto.
10.24(5)      Amendment No. 4 to the Credit Agreement among Borders Group,
              Inc., its subsidiaries and the lender Party thereto.
10.25(7)      Amendment No. 5 to the Credit Agreement among Borders Group,
              Inc., its subsidiaries and the lender Party thereto.

                                      DESCRIPTION
                                      -----------
10.26(5)      Consent dated October 20, 1995 under the Credit Agreement
              among Borders Group, Inc., its subsidiaries and the Lenders
              Party Thereto.
10.27(5)      Participation Agreement dated as of November 22, 1995 by and among Borders Group, Inc., its subsidiaries, Wilmington
              Trust Company, SAM Project Funding Corp. I, Bankers Trust
              Company, PNC Bank National Association and the Lenders Party
              Thereto, including exhibits thereto.
10.28(5)      Guarantee Agreement dated as of November 22, 1995 by and
              among Bankers Trust Company, Borders Group, Inc. and its
              subsidiaries, including exhibits thereto.
10.29(7)      First Amendment to the Guarantee Agreement dated as of
              February 9, 1996, by and among Borders Group, Inc. and its subsidiaries.
10.30(7)      Agreement dated April 19, 1996, between Borders Group, Inc.
              and Richard L. Flanagan.
10.31(7)      Agreement dated April 19, 1996, between Borders Group, Inc.
              and Bruce A. Quinnell.
10.32(7)      Agreement dated April 10, 1996, between Borders Group, Inc.
              and Philip C. Semprevivo.
10.33(8)      Amendment No. 6 and Consent to Credit Agreement among
              Borders Group Inc., its subsidiaries and the Lenders Party
              Thereto.
10.34(8)      Amendment No. 2 and Consent to the Guarantee by and among
              Bankers Trust Company, Borders Group, Inc. and its
              subsidiaries.
10.35(9)      Amendment No. 7 and Consent to Credit Agreement among
              Borders Group, Inc., its subsidiaries and Parties Thereto.
10.36         Amendment No. 8 and Consent to Credit Agreement among
              Borders Group, Inc., its subsidiaries and Parties Thereto.
11.1          Statement of Computation of Per Share Earnings.
18.1(3)       Letter of Price Waterhouse LLP dated July 17, 1995.
21.1          Subsidiaries of Registrant.
23.1          Consent of Price Waterhouse LLP

-------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-90016).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-90918).

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter (File No. 1-13740).

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 23, 1995 (File No. 1-13740).

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended October 22, 1995. (File No. 1-13740).

(6) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-80643).

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (File No. 1-13740).

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 1996 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BORDERS GROUP, INC.
                                          (Registrant)

                                          By:    /s/ ROBERT F. DIROMUALDO
                                            ------------------------------------
                                                    Robert F. DiRomualdo
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----

              /s/ ROBERT F. DIROMUALDO                 Chairman, Chief Executive          April 21, 1997
-----------------------------------------------------  Officer and Director
                Robert F. DiRomualdo

                /s/ GEORGE R. MRKONIC                  Vice Chairman and Director         April 21, 1997
-----------------------------------------------------  (Principal Financial and
                  George R. Mrkonic                    Accounting Officer)

                /s/ PETER R. FORMANEK                  Director                           April 21, 1997
-----------------------------------------------------
                  Peter R. Formanek

                                                       Director
-----------------------------------------------------
                    Brian P. Lamb

                   /s/ AMY B. LANE                     Director                           April 21, 1997
-----------------------------------------------------
                     Amy B. Lane

                  /s/ LARRY POLLOCK                    Director                           April 21, 1997
-----------------------------------------------------
                    Larry Pollock

             /s/ LEONARD A. SCHLESINGER                Director                           April 21, 1997
-----------------------------------------------------
               Leonard A. Schlesinger

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1 (1)       Amended and Restated Certificate of Incorporation of the
                Borders Group, Inc.
  3.2 (3)       Amendment to Restated Certificate of Incorporation of
                Borders Group, Inc.
  3.3 (2)       Bylaws of the Borders Group, Inc.
 10.1 (1)       Stockholder Agreement dated as of February 17, 1995, between
                Borders Group, Inc. and Kmart Corporation.
 10.2 (2)       Employment Agreement dated as of February 1, 1995 between
                Borders Group, Inc. and Robert F. DiRomualdo.
 10.3 (1)       Employment Agreement dated as of November 15, 1994 among
                Borders Group, Inc., Walden Book Company, Inc. and George R.
                Mrkonic.
 10.4 (7)       Form of Severance Agreement.
 10.5 (1)       1992 Stock Appreciation Rights Plan of Borders, Inc.
 10.8 (1)       Borders Group, Inc. Stock Option Plan.
 10.9 (5)       First Amendment to the Borders Group, Inc. Stock Option
                Plan.
 10.10(3)       Intercompany Agreement dated May 24, 1995 between Borders
                Group, Inc. and Kmart Corporation.
 10.11(3)       Tax Allocation Agreement dated May 24, 1995 between Borders
                Group, Inc. and Kmart Corporation.
 10.12(3)       Lease Guaranty Agreement dated May 24, 1995 between Borders
                Group, Inc. and Kmart Corporation.
 10.14(2)       Management Stock Purchase Plan.
 10.15(5)       First Amendment to the Management Stock Purchase Plan
 10.16(2)       Employee Stock Purchase Plan
 10.17(6)       First Amendment to the Employee Stock Purchase Plan
 10.18(2)       Annual Incentive Bonus Plan.
 10.19(2)       Director Stock Plan.
 10.20(3)       Revolving Credit Facility Credit Agreement (the "Credit
                Agreement") dated as of March 28, 1995 by and among Borders
                Group, Inc., Borders, Inc., Walden Books Company, Inc. and
                Planet Music, Inc. and the lenders party thereto, and PNC
                BANK, National Association, as Administrative Agent and
                First National Bank of Chicago, as Syndication Agent.
 10.21(4)       Amendment No. 1 and Consent to Credit Agreement among
                Borders Group, Inc., its subsidiaries and the lenders party thereto.
 10.22(4)       Amendment No. 2 and Consent to Credit Agreement among
                Borders Group, Inc., its subsidiaries and the lenders Party thereto.
 10.23(5)       Amendment No. 3 to the Credit Agreement among Borders Group,
                Inc., its subsidiaries and the lender Party thereto.
 10.24(5)       Amendment No. 4 to the Credit Agreement among Borders Group,
                Inc., its subsidiaries and the lender Party thereto.
 10.25(7)       Amendment No. 5 to the Credit Agreement among Borders Group,
                Inc., its subsidiaries and the lender Party thereto.
 10.26(5)       Consent dated October 20, 1995 under the Credit Agreement
                among Borders Group, Inc., its subsidiaries and the Lenders
                Party Thereto.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.27(5)       Participation Agreement dated as of November 22, 1995 by and among Borders Group, Inc., its subsidiaries, Wilmington
                Trust Company, SAM Project Funding Corp. I, Bankers Trust
                Company, PNC Bank National Association and the Lenders Party
                Thereto, including exhibits thereto.
 10.28(5)       Guarantee Agreement dated as of November 22, 1995 by and
                among Bankers Trust Company, Borders Group, Inc. and its
                subsidiaries, including exhibits thereto.
 10.29(7)       First Amendment to the Guarantee Agreement dated as of
                February 9, 1996, by and among Borders Group, Inc. and its subsidiaries.
 10.30(7)       Agreement dated April 19, 1996, between Borders Group, Inc.
                and Richard L. Flanagan.
 10.31(7)       Agreement dated April 19, 1996, between Borders Group, Inc.
                and Bruce A. Quinnell.
 10.32(7)       Agreement dated April 10, 1996, between Borders Group, Inc.
                and Philip C. Semprevivo.
 10.33(8)       Amendment No. 6 and Consent to Credit Agreement among
                Borders Group Inc., its subsidiaries and the Lenders Party
                Thereto.
 10.34(8)       Amendment No. 2 and Consent to the Guarantee by and among
                Bankers Trust Company, Borders Group, Inc. and its
                subsidiaries.
 10.35(9)       Amendment No. 7 and Consent to Credit Agreement among
                Borders Group, Inc., its subsidiaries and Parties Thereto.
 10.36          Amendment No. 8 and Consent to Credit Agreement among
                Borders Group, Inc., its subsidiaries and Parties Thereto.
 11.1           Statement of Computation of Per Share Earnings.
 18.1 (3)       Letter of Price Waterhouse LLP dated July 17, 1995.
 21.1           Subsidiaries of Registrant.
 23.1           Consent of Price Waterhouse LLP

-------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-90016).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-90918).

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter (File No. 1-13740).

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 23, 1995 (File No. 1-13740).

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended October 22, 1995. (File No. 1-13740).

(6) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-80643).

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 1996 (File No. 1-13740).