Form 10-K/A
period 1997-01-26
BORDERS GROUP INC
filed 1997-05-30
CIK 940510

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 15, 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 43 HEREOF.

================================================================================

                              BORDERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


     The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

                                                                 1996         1995
                                                                 ----         ----
Risk-Free Interest Rate.....................................   5.5-6.5%     5.0-7.4%
Expected Life...............................................  2-10 years   2-10 years
Expected Volatility.........................................  33.3-40.0%   33.3-40.0%
Expected Dividends..........................................      0%           0%

     The following table summarizes the information regarding stock options outstanding at January 26, 1997.

                                                                                       EXERCISABLE
                                                                               ----------------------------
         RANGE OF           NUMBER OF    WEIGHTED AVERAGE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
     EXERCISE PRICES          SHARES      REMAINING LIFE     EXERCISE PRICE     SHARES      EXERCISE PRICE
     ---------------        ---------    ----------------   ----------------   ---------   ----------------
$ 0.17-$ 4.64.............   2,095,580         3.0               $ 2.19        2,095,580        $2.19
$ 6.86-$11.57.............  11,236,224         6.1               $ 8.24          182,204        $8.63
$14.25-$17.32.............   2,854,920         5.8               $16.59               --           --

                              BORDERS GROUP, INC.

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL DATA


                                                                   FISCAL 1996 QUARTER ENDED
                                                              -----------------------------------
                                                              APRIL     JULY    OCTOBER   JANUARY
                                                              -----     ----    -------   -------
                                                                     (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
Sales.......................................................  $404.0   $414.3    $413.5    $727.0
Cost of Merchandise Sold (Includes Occupancy)...............   310.8    316.4     314.3     496.3
Operating Income (Loss).....................................    (3.7)    (2.0)     (2.9)    111.7
Net Income (Loss)...........................................    (3.4)    (2.2)     (2.7)     66.2
Earnings (Loss) Per Common Share............................   (0.04)   (0.03)    (0.03)     0.82

                                                                  FISCAL 1995 QUARTER ENDED
                                                             ------------------------------------
                                                             APRIL     JULY     OCTOBER   JANUARY
                                                             -----     ----     -------   -------
                                                                     (DOLLARS IN MILLIONS
                                                                  EXCEPT PER SHARE AMOUNTS)
Sales......................................................  $353.6   $ 363.8    $362.1    $669.5
Cost of Merchandise Sold (Includes Occupancy)..............   274.4     282.8     279.4     465.7
Operating Income (Loss) (Excluding Restructuring
  Provision)...............................................    (8.8)     (7.7)     (8.0)     89.0
Net Income (Loss)..........................................    (5.6)   (186.9)     (6.0)    (12.6)
Pro Forma Earnings (Loss) Per Common Share.................   (0.07)    (2.14)    (0.08)    (0.16)

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BORDERS GROUP, INC.
                                          (Registrant)

                                          By:      /s/ GEORGE R. MRKONIC

                                            ------------------------------------
                                                     George R. Mrkonic
                                                 Vice Chairman and Director
                                                          (Principal
                                             Financial and Accounting Officer)

May 30, 1997