Form 10-Q
period 1997-04-27
BORDERS GROUP INC
filed 1997-06-12
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 27, 1997

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to .

                  Commission file number 1-13740

                        Borders Group, Inc.
      (Exact name of registrant as specified in its charter)

           DELAWARE                    38-3196915
 (State or other jurisdiction       (I.R.S. Employer
      of incorporation or            Identification
         organization)                      No.)

       500 East Washington Street, Ann Arbor, Michigan 48104
             (Address of principal executive offices)
                            (zip code)

                          (313) 913-1100
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Title of Class          Shares Outstanding As of
         Common Stock                 June 6, 1997
       ($.001 par value)               76,240,188
                                       ----------

BORDERS GROUP, INC.



                               INDEX



Part I - Financial Information

                                                          Page

   Item 1. Financial Statements                             1

   Item 2. Management's Discussions and Analysis of
           Financial Condition and Results of
           Operations                                       7

Part II - Other information

   Item 1. Legal Proceedings                              N/A

   Item 2. Changes in Securities                          N/A

   Item 3. Defaults Upon Senior Securities                N/A

   Item 4. Submission of Matters to a vote of
           Securityholders                                N/A

   Item 5. Other Information                              N/A

   Item 6. Exhibits and Reports on Form 8-K                11


Signatures

                        BORDERS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in millions except per common share data)
                            (Unaudited)
                                              13 Weeks Ended
                                       April 27,         April 28,
                                         1997              1996
                                     -------------   -----------------

Sales                                    $  463.6            $  404.0
Cost of merchandise sold,
 including occupancy costs                  350.8               310.8
                                     -------------   -----------------

Gross profit                                112.8                93.2
Selling, general and
administrative expenses                     110.4                96.2
Pre-opening expense                           0.3                 0.4
Goodwill amortization                         0.3                 0.3
                                     -------------   -----------------

Operating income (loss)                       1.8               (3.7)
Interest expense                              1.0                1.9
                                     -------------   -----------------

Income (loss) before income tax               0.8               (5.6)
Income tax expense (benefit)                  0.4               (2.2)
                                     -------------   -----------------

Net income (loss)                          $  0.4            $  (3.4)
                                     =============   =================


Income (loss) per common share
data
Income (loss) per common share            $  0.00            $ (0.04)
                                     =============   =================

Weighted average common shares
outstanding (in thousands)                 81,868              81,834
                                     =============   =================
    See accompanying Notes to Unaudited Condensed Consolidated
                       Financial Statements.

                        BORDERS GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in millions except per common share data)
                            (Unaudited)
                                       4/27/97     4/28/96     1/26/97
Assets
Current Assets

Cash                                  $   33.2     $  51.6     $  42.6
Merchandise inventories                  750.6       651.2       737.5
Accounts    receivable   and   other
current assets                            49.4        56.5        66.3
                                     ----------  ---------- -----------
Total current assets                     833.2       759.3       846.4
Property and equipment, net of
accumulated depreciation of $247.7,      291.0       253.9       289.2
$217.7 and $235.1, respectively
Other assets and deferred charges         36.8        26.7        36.9
Goodwill, net of accumulated
amortization of $41.8, $40.7, and         38.2        39.3        38.5
$41.5, respectively (Note 3)
                                     ----------  ---------- -----------

                                     $ 1,199.2    $1,079.2  $  1,211.0
                                     ==========  ========== ===========
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt and capital lease
obligations due within one year        $  80.5    $  125.6     $  30.5
Trade accounts payable                   351.0       303.0       350.0
Accrued payroll and other                174.6       137.4       197.8
liabilities
Taxes, including income taxes             17.0         4.2        56.1
                                     ----------  ---------- -----------
Total Current Liabilities                623.1       570.2       634.4
Long-term debt and capital lease
obligations                                5.9         9.2         6.2
Other long-term liabilities               24.4        28.7        24.8
Commitments and contingencies (Note 5)     --          --          --
                                     ----------  ---------- -----------
Total Liabilities                        653.4       608.1       665.4
                                     ----------  ---------- -----------
Shares subject to repurchase              34.1          --        34.1
                                     ----------  ---------- -----------
Preferred Stock, par value $.001 per
share; 8,900,000 shares authorized;         --          --          --
no shares issued and outstanding
Common  stock,  par value  $.001 per
share;                                     0.1          --         0.1
200,000,000 shares authorized;
76,018,954,      75,507,888      and
75,858,016
issued and  outstanding at April 27,
1997,  April 28,  1996,  and January
26, 1997, respectively

Additional paid-in capital               648.2       669.9       648.0
Officers receivable and deferred
compensation                             (1.1)       (1.6)       (0.8)
Accumulated deficit                    (135.5)     (197.2)     (135.9)
                                     ----------  ---------- -----------
Total stockholders' equity               511.7       471.1       511.4
                                     ----------  ---------- -----------
                                     $ 1,199.2  $  1,079.2 $   1,210.9
                                     ==========  ========== ===========

    See accompanying Notes to Unaudited Condensed Consolidated
                       Financial Statements

                        BORDERS GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE 13 WEEKS ENDED APRIL 27, 1997
                       (Dollars in millions)
                            (Unaudited)

                     Common Stock              Add'l              Total
                       Shares        Officers Paid-in   Retained
                       Amount        Rec.      Capital  Earnings
                                     Deferred           (Deficit)
                                       Comp


Balance at 1/26/97 75,858,016 $0.1   $(0.8)   $648.0    $(135.9) $ 511.4
Net income               --     --       --        --      0.4       0.4
Issuance of common
stock               494,210     --    (0.5)       6.1       --       5.6
Repurchase of
common             (333,272)    --       --     (5.9)       --     (5.9)
stock and
retirement
Payment of
receivable               --     --      0.2        --       --       0.2
and deferred
compensation
                   ---------  -----  -------  --------  ------- ---------

Balance at 4/27/97 76,018,954 $0.1   $(1.1)   $ 648.2   $(135.5) $ 511.7
                   =========  =====  =======  ========  ======= =========




    See accompanying Notes to Unaudited Condensed Consolidated
                       Financial Statements.

                        BORDERS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in millions)
                            (Unaudited)

                                                13 Weeks Ended
                                            April 27,     April 28,
                                              1997          1996
Cash provided by (used for):
Operations

Net income (loss)                               $  0.4     $  (3.4)
Adjustments to reconcile net loss
to operating cash flows:

 Depreciation and goodwill amortization           12.0          9.6
 Change in other long-term
 assets and liabilities                          (0.4)          1.7
 Cash provided by (used for) current
 assets and current liabilities:

 Increase in inventories                        (13.1)       (13.7)
 Decrease in property held for resale               --          3.4
 Increase (decrease) in accounts payable           0.9        (1.8)
 Other, net                                     (52.8)       (31.1)
                                           ------------  -----------
Net cash used for operations                    (53.0)       (35.3)
                                           ------------  -----------

Investing

Capital expenditures                            (14.2)       (18.3)
                                           ------------  -----------
Net cash used for investing                     (14.2)       (18.3)
                                           ------------  -----------

Financing

Net funding from credit facility                  50.0         65.0
Proceeds from construction funding                 7.7          3.0
Issuance of common stock                           6.0          0.7
Repurchase of common stock                       (5.9)           --
                                           ------------  -----------
Net cash provided by financing                    57.8         68.7
                                           ------------  -----------
Net increase (decrease) in cash and
equivalents                                      (9.4)         15.1
Cash and equivalents at beginning of
year                                              42.6         36.5
                                           ------------  -----------
Cash and equivalents at end of period          $  33.2      $  51.6
                                           ============  ===========

    See accompanying Notes to Unaudited Condensed Consolidated
                       Financial Statements

                        BORDERS GROUP, INC.
                   NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions except per common share data)

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 26, 1997 ( the 1996 consolidated financial statements).

      The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 27, 1997, the Company operated a chain of 930 mall-based bookstores, 163 book superstores, and 3 music stores throughout the United States.

                        BORDERS GROUP, INC.

                   NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions except per common share data)

Note 2 - Commitments and Contingencies

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

      The Company does not believe that the note purchase, if required, will have a material effect on the Company's financial position or earnings.

Note 3 - Financing

Credit Facility: The Company has a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase, in excess of $50 million, its common stock, pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $80.0 at April 27, 1997 and $135.0 at June 6, 1997.

Lease Financing Facility: On November 26, 1995, the Company entered into a five year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $114.6 outstanding under the lease facility at April 27, 1997 and $119.0 at June 6, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

      The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At April 27, 1997, the Company operated 163 book superstores under the Borders name, 930 mall-based and other bookstores primarily under the Waldenbooks name, and 3 stores under the Planet Music name.

      The Company's first quarter of 1997 and 1996 consisted of the 13 weeks ended April 27, 1997 and April 28, 1996, respectively.

Results of Operations

      The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:

                                            13 Weeks Ended
                                        April 27,    April 28,
                                          1997         1996
                                       -----------  -----------

       Sales                               100.0%       100.0%
       Cost   of   merchandise   sold,
       including occupancy costs             75.7         76.9
                                       -----------  -----------

       Gross margin                          24.3         23.1
       Selling, general and
       administrative expenses               23.8         23.8
       Pre-opening expense                    0.1          0.1
       Goodwill amortization                  0.1          0.1
                                       -----------  -----------

       Operating income (loss)                0.4       (0.9 )
       Interest expense                       0.2          0.5
                                       -----------  -----------

       Income (loss) before income tax        0.2       (1.4 )
        Income tax (benefit)                  0.1          0.5
                                       -----------  -----------

       Net income (loss)                     0.1%       (0.9%)
                                       ===========  ===========

Store Activity

The Company's store activity is summarized below:

                                     Quarter Ended        Year Ended
                                April 27,    April 28,      January
                                   1997         1996       26, 1997
                                -----------  -----------  ------------

Borders Superstores
Beginning number of stores             157          116           116
Openings                                 6            8            41
                                -----------  -----------  ------------


Ending number of stores                163          124           157
                                ===========  ===========  ============


Walden Mall Bookstores
Beginning number of stores             961          992           992
Openings                                 1            1             9
Closings                              (32)         (17)          (40)
                                -----------  -----------  ------------

Ending number of stores                930          976           961
                                ===========  ===========  ============



13 Weeks Ended April 27, 1997 and April 28, 1996

      Sales in the first quarter of 1997 were $463.6 million, a $59.6 million, or 14.8%, increase over first quarter 1996 sales of $404.0 million. This increase reflects a $62.5 million, or 30.7%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 9.5%. This increase was offset in part by a decline in Waldenbooks sales of $2.9 million due to store closings offset by a 1.1% increase in comparable store sales.

      Cost of merchandise sold, including occupancy costs, was $350.8 million in the first quarter of 1997, as compared with $310.8 million in the first quarter of 1996. Gross margin as a percentage of sales was 24.3% in 1997 versus 23.1% in 1996. Management attributed the 1.2% increase in gross margin to a number of factors, including continued improvements in distribution and inventory shrinkage results, improved merchandise mix management, and a decline in occupancy expense as a percentage of sales due to both the continued maturation of the Borders stores and the continued shift in sales base from mall stores to superstores.

      Selling, general and administrative ("SG&A") expenses in the first quarter of 1997 were up $14.2 million, or 14.8% over SG&A expenses in the first quarter of 1996 ($110.4 million versus $96.2 million). As a percentage of sales, SG&A expenses were unchanged due to the ongoing leveraging of corporate overhead over the Company's expanding sales base, offset by increased spending on strategic initiatives.

      Pre-opening expense in the first quarter of 1997 was $0.3 million as compared to $0.4 million in 1996. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 6 Borders superstores and 1 Waldenbooks mall-based store in the first quarter of 1997 as compared to 8 Borders superstores and 1 Waldenbooks store in the first quarter of 1996.

      Goodwill amortization was $0.3 million in both the first quarter of 1997 and 1996.

      Interest expense was $1.0 million in the first quarter of 1997 as compared to $1.9 million in 1996.

      Income tax expense in the first quarter of 1997 was $0.4 million as compared to a benefit of $2.2 million in 1996.

Liquidity and Capital Resources

      The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

      Net cash used for operations for the 13 weeks ended April 27, 1997 was $53.0 million as compared to $35.3 million in the corresponding period in the prior year. The current year activity primarily reflects net income of $0.4 million combined with a decrease in other current liabilities of $52.8 million and an increase in inventories of $13.1 million. The increase in cash used for operations as compared to the prior year is primarily attributable to decreases in taxes payable, accrued liabilities, and other non-trade accounts payable.

      Net cash used for investing for the first 13 weeks of 1997 was $14.2 million as compared to $18.3 million in the first 13 weeks of 1996. The Company opened 6 new superstores and 1 new Waldenbooks store in the first 13 weeks of 1997 versus 8 new superstores and 1 new Waldenbooks in the first 13 weeks of 1996.

      Net cash provided by financing in the first 13 weeks of 1997 was $57.8 million versus $68.7 million in the first 13 weeks of 1996. Net cash provided by financing resulted primarily from net borrowings under the credit facility and proceeds from construction funding.

      The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

      In 1995 the Company entered into a $300 million, five-year working capital line of credit, with a syndicate of banks. The Company had $80.0 million in outstanding borrowings under the Credit Facility as of April 27, 1997.

      On November 26, 1995, the Company entered into a five year, $150 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 32 properties financed through the lease facility, with a financed value of $114.6 million, at April 27, 1997. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

      During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. The mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its line of credit. Kmart has failed to maintain investment grade ratings, and therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

      The Company does not believe that the note purchase, if required, will have a material effect on the Company's financial position or earnings.

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

                        BORDERS GROUP, INC.
                           (Registrant)




Date: June   11  , 1997             By:          /s/
           ------                      -------------
                                       George R. Mrkonic
                                       Vice Chairman and Director
                                       (Principal Financial and
                                        Accounting Officer)