Form 10-Q
period 1997-07-27
BORDERS GROUP INC
filed 1997-09-10
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to         .
                                             --------    -------

                         Commission file number 1-13740

                              BORDERS GROUP, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                  38-3196915
          --------                                  ----------
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)


            500 East Washington Street,  Ann Arbor,  Michigan  48104
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (313) 913-1100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

      Title of Class                     Shares Outstanding As of
      --------------                          September 5, 1997
                                              -----------------
       Common Stock                              75,374,560
    ($.001 par value)                         -----------------

                             BORDERS GROUP, INC.



                                     INDEX



Part I - Financial Information

                                                                   Page

          Item 1.        Financial Statements                        1

          Item 2.        Management's Discussions and Analysis of
                         Financial Condition and Results of
                         Operations                                  8

Part II - Other information

          Item 1.        Legal Proceedings                         N/A

          Item 2.        Changes in Securities                     N/A

          Item 3.        Defaults Upon Senior Securities           N/A

          Item 4.        Submission of Matters to a vote of         13
                         Securityholders

          Item 5.        Other Information                         N/A

          Item 6.        Exhibits and Reports on Form 8-K           14


Signatures

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)


                                                            13 WEEKS ENDED
                                                    JULY 27,              JULY 28,
                                                      1997                  1996
                                               ----------------       ----------------
Sales                                          $          466.3       $          414.3
Cost of merchandise sold, including
occupancy costs                                           351.1                  316.4
                                               ----------------       ----------------
Gross profit                                              115.2                   97.9
Selling, general and administrative expenses              111.1                   98.1
Pre-opening expense                                         1.6                    1.6
Goodwill amortization                                       0.2                    0.2
                                               ----------------       ----------------
Operating income (loss)                                     2.3                   (2.0)
Interest expense                                            1.4                    1.6
                                               ----------------       ----------------
Income (loss) before income tax                             0.9                   (3.6)
Income tax expense (benefit)                                0.4                   (1.4)
                                               ----------------       ----------------
Net income (loss)                              $            0.5       $           (2.2)
                                               ================       ================
INCOME (LOSS) PER COMMON SHARE DATA
Income (loss) per common share                 $           0.01       $          (0.03)
                                               ================       ================
Weighted average common shares
outstanding (in thousands)                               82,651                 83,550
                                               ================       ================

          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.







                                     (1)

                             BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (Unaudited)





                                                               26 WEEKS ENDED
                                                       JULY 27,              JULY 28,
                                                        1997                  1996
                                                    --------------       ---------------
Sales                                               $        929.9       $         818.3
Cost of merchandise sold, including
occupancy costs                                              701.9                 627.3
                                                    --------------       ---------------
Gross profit                                                 228.0                 191.0
Selling, general and administrative expenses                 221.5                 194.3
Pre-opening expense                                            1.9                   2.0
Goodwill amortization                                          0.5                   0.5
                                                    --------------       ---------------
Operating income (loss)                                        4.1                  (5.8)
Interest expense                                               2.4                   3.5
                                                    --------------       ---------------
Income (loss) before income tax                                1.7                  (9.3)
Income tax expense (benefit)                                   0.8                  (3.6)
                                                    --------------       ---------------
Net income (loss)                                   $          0.9       $          (5.7)
                                                    ==============       ===============
INCOME (LOSS) PER COMMON SHARE DATA
Income (loss) per common share                      $         0.01       $         (0.07)
                                                    ==============       ===============
Weighted average common shares
outstanding (in thousands)                                  82,260                83,712
                                                    ==============       ===============


          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.






                                     (2)

                              BORDERS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)


                                                  7/27/97              7/28/96             1/26/97
ASSETS
Current Assets
Cash                                        $        56.8         $       35.1       $        42.6
Merchandise inventories                             719.4                628.4               737.5
Accounts receivable and other current
assets                                               50.5                 41.5                66.3
                                            -------------         ------------       -------------
Total Current Assets                                826.7                705.0               846.4

Property and equipment, net of
accumulated depreciation of $259.6,
$222.6 and $235.1, respectively                     307.0                268.6               289.2
Other assets and deferred charges                    36.5                 38.8                36.9
Goodwill, net of accumulated
amortization of $42.0, $40.9, and
$41.5, respectively (Note 3)                         43.9                 39.0                38.5
                                            -------------         ------------       -------------
                                            $     1,214.1         $    1,051.4       $     1,211.0
                                            =============         ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt and capital lease
obligations due within one year             $       112.0         $      125.6       $        30.5
Trade accounts payable                              326.7                282.7               350.1
Accrued payroll and other liabilities               174.9                132.1               197.8
Taxes, including income taxes                        25.7                  3.5                56.1
                                            -------------         ------------       -------------
Total Current Liabilities                           639.3                543.9               634.5

Long-term debt and capital lease
obligations                                           5.5                  8.8                 6.2
Other long-term liabilities                          20.3                 27.1                24.8
Commitments and contingencies (Note 5)                 --                   --                  --
                                            -------------         ------------       -------------
Total Liabilities                                   665.1                579.8               665.5
                                            -------------         ------------       -------------
Shares subject to repurchase                           --                   --                34.1
                                            -------------         ------------       -------------
Preferred Stock, par value $.001 per
share; 8,900,000 shares authorized;
no shares issued and outstanding                       --                   --                  --

Common stock, par value $.001 per share;
200,000,000 shares authorized;
76,460,353, 75,616,254 and 75,858,016
issued and outstanding at July 27,
1997, July 28, 1996, and January 26,
1997, respectively                                    0.1                  0.1                 0.1

Additional paid-in capital                          685.1                671.9               648.0

Officers receivable and deferred
compensation                                         (1.2)                (0.9)               (0.8)
Accumulated deficit                                (135.0)              (199.5)             (135.9)
                                            -------------         ------------       -------------
Total stockholders' equity                          549.0                471.6               511.4
                                            -------------         ------------       -------------
                                            $     1,214.1         $    1,051.4       $     1,211.0
                                            =============         ============       =============

          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.


                                      (3)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 26 WEEKS ENDED JULY 27, 1997
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                             COMMON STOCK         OFFICERS REC.         ADD'L PAID-IN         RETAINED EARNINGS           TOTAL
                           SHARES      AMOUNT       DEFERRED COMP         CAPITAL               (DEFICIT)

BALANCE AT 1/26/97    75,858,016       $     0.1     $      (0.8)         $      648.0          $     (135.9)     $          511.4

Net income                    --              --              --                    --                   0.9                   0.9

Issuance of common
stock                    935,609              --            (0.7)                  9.7                    --                   9.0
Cancellation of Put
Options:

- -payment of premium           --              --              --                  (0.8)                   --                  (0.8)

- -Shares subject to
repurchase                    --              --              --                  34.1                    --                  34.1

Repurchase and
retirement  of
common stock            (333,272)             --              --                  (5.9)                   --                  (5.9)

Change in receivable
and deferred
compensation                  --              --             0.3                    --                    --                   0.3
                      ----------       ---------     -----------          ------------          ------------      ----------------
BALANCE AT 7/27/97    76,460,353       $     0.1     $      (1.2)         $      685.1          $     (135.0)     $          549.0
                      ==========       =========     ===========          ============          ============      ================







          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.







                                     (4)

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                             26 WEEKS ENDED
                                                     JULY 27,              JULY 28,
                                                       1997                  1996
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income (loss)                                $        0.9        $         (5.7)

Adjustments to reconcile net loss
to operating cash flows:
  Depreciation and goodwill amortization                 24.5                  19.8
  Change in other long-term
  assets and liabilities                                 (4.3)                (12.0)
  Cash provided by (used for) current
  assets and current liabilities:
  Decrease in inventories                                19.3                   9.1
  Decrease in property held for resale                     --                  13.5
  Decrease in accounts payable                          (23.4)                (22.1)
  Decrease in taxes payable                             (30.9)                (10.1)
  Other, net                                            (11.6)                (16.8)
                                                 ------------        --------------
 Net cash used for operations                           (25.5)                (24.3)
                                                 ------------        --------------
 INVESTING

 Proceeds from asset sale                                  --                   0.9
 Capital expenditures                                   (41.0)                (45.8)
                                                 ------------        --------------
 Net cash used for investing                            (41.0)                (44.9)
                                                 ------------        --------------
  FINANCING
  Net funding from credit facility                       75.0                  65.0
  Proceeds from construction funding                      7.6
  Issuance of common stock                                6.4                   3.0
  Repurchase of Put options                              (0.8)
  Repurchase of common stock                             (5.9)                   --
  Other, net                                             (1.6)                 (0.2)
                                                 ------------        --------------
  Net cash provided by financing                         80.7                  67.8
                                                 ------------        --------------
  NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                            14.2                  (1.4)
  Cash and equivalents at beginning of
  year                                                   42.6                  36.5
                                                 ------------        --------------
  Cash and equivalents at end of period          $       56.8        $         35.1
                                                 ============        ==============







          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.





                                     (5)

                              BORDERS GROUP, INC.

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 26, 1997 (the 1996 consolidated financial statements).

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 27, 1997, the Company operated 929 mall-based bookstores, 171 book superstores, and 3 music stores throughout the United States.

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

     During the second quarter, the Company made a cancellation payment of $0.8 pursuant to which all Put Options the Company had previously sold were canceled. The Company had previously received a $4.5 premium upon the sale of the Put Options.









                                     (6)

                              BORDERS GROUP, INC.

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 3 - FINANCING

Credit Facility: The Company has a credit agreement which provides a $300, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option.
The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase, in excess of $50 million, its common stock, pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $105.0 at July 27, 1997 and $135.0 at September 5, 1997.

Lease Financing Facility: On November 26, 1995, the Company entered into a five year, $150 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $131.8 outstanding under the lease facility at July 27, 1997 and $135.5 at September 5, 1997.

NOTE 4 - SUBSEQUENT EVENTS

     During August 1997, the Company repurchased and retired approximately 1,100,000 shares of its common stock.








                                     (7)

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At July 27, 1997, the Company operated 171 book superstores under the Borders name, 929 mall-based and other bookstores primarily under the Waldenbooks name, and 3 stores under the Planet Music name.

     The Company's second quarters of 1997 and 1996 consisted of the 13 weeks ended July 27, 1997 and July 28, 1996, respectively.

RESULTS OF OPERATIONS


     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:


                                            13 WEEKS ENDED      26 WEEKS ENDED

                                          JULY 27,  JULY 28,  JULY 27,  JULY 28,
                                            1997      1996      1997      1996
                                          --------------------------------------
Sales                                       100.0%   100.0%     100.0%   100.0%
Cost of merchandise sold,
including occupancy costs                    75.3     76.4       75.5     76.7
                                          -------   ------    -------   ------
Gross margin                                 24.7     23.6       24.5     23.3
Selling, general and
administrative expenses                      23.8     23.7       23.8     23.7
Pre-opening expense                           0.3      0.4        0.2      0.2
Goodwill amortization                           -        -        0.1      0.1
                                          -------   ------    -------   ------
Operating income (loss)                       0.5     (0.5)       0.4     (0.7)
Interest expense                              0.3      0.4        0.3      0.4
                                          -------   ------    -------   ------
Income (loss) before income taxes             0.2     (0.9)       0.2     (1.1)
Income tax expense (benefit)                  0.1     (0.3)       0.1     (0.4)
                                          -------   ------    -------   ------
Net income (loss)                             0.1%    (0.5%)      0.1%    (0.7%)
                                          =======   ======    =======   ======


                                     (8)

STORE ACTIVITY

The Company's store activity is summarized below:


                              QUARTER ENDED       YEAR ENDED

                            JULY 27,  JULY 28,     JANUARY 26,
                              1997      1996          1997
                            -------   --------     -----------
Borders Superstores
Beginning number of stores      163       124              116
Openings                          8         3               41
                            -------   -------      -----------
Ending number of stores         171       127              157
                            =======   =======      ===========
Walden Mall Bookstores
Beginning number of stores      930       976              992
Openings                          4         2                9
Closings                         (5)      (12)             (40)
                            -------   -------      -----------
Ending number of stores         929       966              961
                            =======   =======      ===========

13 WEEKS ENDED JULY 27, 1997 AND JULY 28, 1996

     Sales in the second quarter of 1997 were $466.3 million, a $52.0 million, or 12.6%, increase over second quarter 1996 sales of $414.3 million. This increase reflects a $56.9 million, or 28.2%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 7.5%. This increase was offset in part by a decline in Waldenbooks sales of $7.9 million due to store closings and a 1.8% decrease in comparable store sales.

     Cost of merchandise sold, including occupancy costs, was $351.1 million in the second quarter of 1997, as compared with $316.4 million in the second quarter of 1996. Gross margin as a percentage of sales was 24.7% in 1997 versus 23.6% in 1996. Management attributed the 1.1% increase in gross margin to a number of factors, including continued improvements in distribution and inventory shrinkage results, improved merchandise mix management, and a decline in occupancy expense as a percentage of sales due to both the continued maturation of the Borders stores and the continued shift in sales base from mall stores to superstores.

     Selling, general and administrative ("SG&A") expenses in the second quarter of 1997 were up $13.0 million, or 13.3% over SG&A expenses in the second quarter of 1996 ($111.1 million versus $98.1 million). As a percentage of sales, SG&A expenses were 23.8% in 1997 versus 23.7% in the second quarter of 1996 due to increased spending on strategic initiatives, offset by the ongoing leveraging of corporate overhead over the Company's expanding sales base.









                                     (9)

     Pre-opening expense in the second quarter of 1997 was $1.6 million, unchanged from the same 1996 period. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 8 Borders superstores and 4 Waldenbooks mall-based stores in the second quarter of 1997 as compared to 3 Borders superstores and 2 Waldenbooks stores in the second quarter of 1996. The variance in per store expenses is primarily the result of the timing of store openings.

     Goodwill amortization was $0.2 million in both the second quarter of 1997 and 1996.

     Interest expense was $1.4 million in the second quarter of 1997 as compared to $1.6 million in 1996.

     Income tax expense in the second quarter of 1997 was $0.4 million as compared to a benefit of $1.4 million in 1996.

26 WEEKS ENDED JULY 27, 1997 AND JULY 28, 1996

     Sales in the 26 weeks ended July 27, 1997 were $929.9 million, a $111.6 million, or 13.6%, increase over 26 weeks ended July 28, 1996 sales of $818.3 million. This increase reflects a $122.4 million, or 29.4%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 8.4%. This increase was offset in part by a decline in Waldenbooks sales of $10.8 million due to store closings and a 0.4% decrease in comparable store sales.

     Cost of merchandise sold, including occupancy costs, was $701.9 million in the 26 weeks ended July 27, 1997, as compared with $627.3 million in the same 1996 period. Gross margin as a percentage of sales was 24.5% in 1997 versus 23.3% in 1996. Management attributed the 1.2% increase in gross margin to a number of factors, including continued improvements in distribution and inventory shrinkage results, improved merchandise mix management, and a decline in occupancy expense as a percentage of sales due to both the continued maturation of the Borders stores and the continued shift in sales base from mall stores to superstores.

     Selling, general and administrative ("SG&A") expenses in the 26 weeks ended July 27, 1997 were up $27.2 million, or 14.0% over SG&A expenses in the same period in 1996 ($221.5 million versus $194.3 million). As a percentage of sales, SG&A expenses were 23.8% in 1997 versus 23.7% in 1996 due to increased spending on strategic initiatives, offset by the ongoing leveraging of corporate overhead over the Company's expanding sales base.








                                     (10)

     Pre-opening expense in the 26 week period ended July 28, 1997 was $1.9 million compared to $2.0 in the same 1996 period. The Company opened 14 Borders superstores and 5 Waldenbooks mall-based stores in 1997 as compared to 11 Borders superstores and 3 Waldenbooks stores in 1996.

     Goodwill amortization was $0.5 million in both the 26 week periods ended July 27, 1997 and July 28, 1996.

     Interest expense was $2.4 million in the first 26 weeks of 1997 as compared to $3.5 million in 1996.

     Income tax expense in the 26 week period ended July 27, 1997 was $0.8 million as compared to a benefit of $3.6 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash used for operations for the 26 weeks ended July 27, 1997 was $25.5 million as compared to $24.3 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflects net income and non-cash depreciation and amortization expense of $25.4 million combined with decreasing inventory levels since January 26, 1997. Operating cash outflows for the period were the result of a decrease in accounts payable and taxes payable during the period. Overall, the cash used for operations in the first 26 weeks of 1997 increased slightly from 1996 levels.

     Net cash used for investing for the first 26 weeks of 1997 was $41.0 million as compared to $44.9 million in the first 26 weeks of 1996. The Company opened 14 new superstores and 5 new Waldenbooks stores in the first 26 weeks of 1997 versus 11 new superstores and 3 new Waldenbooks in the first 26 weeks of 1996.

     Net cash provided by financing in the first 26 weeks of 1997 was $80.7 million versus $67.8 million in the first 26 weeks of 1996. Net cash provided by financing resulted primarily from net borrowings under the credit facility and proceeds from construction funding.

     The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

     In 1995 the Company entered into a $300 million, five-year working capital line of credit, with a syndicate of banks. The Company had $105.0 million in outstanding borrowings under the Credit Facility as of July 27, 1997.






                                     (11)

     On November 26, 1995, the Company entered into a five year, $150 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 35 properties financed through the lease facility, with a financed value of $131.8 million, at July 27, 1997. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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








                                     (12)

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS


The following actions were taken at the Annual Meeting of Stockholders of the Company held on May 15, 1997, with the votes on such matters being as indicated below:

1. The following individuals were elected to serve as directors for the three year terms expiring in 2000:

        Name                     For                   Authority
        ----                     ---                   ---------
                                                       Withheld
                                                       ---------

     George R. Mrkonic        65,147,506 shares         374,226
     Larry Pollock            65,148,786 shares         372,946

2. The proposal to approve the Company's Stock Option Plan was approved and adopted:

           For                  Against               Abstain      Broker
           ---                  -------               -------      ------
                                                                   nonvotes
                                                                   --------
           59,455,135           5,920,307             146,290         -

3. The Amendment to the Company's Stock Option Plan to increase the number of shares for broad-based grants was approved and adopted:


           For                  Against               Abstain      Broker
           ---                  -------               -------      ------
                                                                   nonvotes
                                                                   --------
           36,482,583           20,468,628            191,697      8,378,824


4. The Amendment to the Company's Stock Option Plan to increase the number of shares available for Compensation Replacement Options was approved and adopted:

           For                  Against               Abstain      Broker
           ---                  -------               -------      ------
                                                                   nonvotes
                                                                   --------
           51,198,382           5,744,779             199,747      8,378,824

5.      The Company's Annual Incentive Bonus Plan was approved:

           For                  Against               Abstain      Broker
           ---                  -------               -------      ------
                                                                   nonvotes
                                                                   --------
           63,578,737           1,782,777             160,218         -

6. The proposal to change the state of incorporation of the Company from Delaware to Michigan was approved:

           For                  Against               Abstain      Broker
           ---                  -------               -------      ------
                                                                   nonvotes
                                                                   --------
           56,119,543           860,942               162,423      8,378,824









                                     (13)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)    Exhibits:

             10.37 Amendment No. 9 and Consent to Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
             11.1   Statement of Computation of per share earnings
             27.0   Financial Data Schedule

(b)    Reports on Form 8-K:  None













                                     (14)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             BORDERS GROUP, INC.
                             -------------------
                                 (REGISTRANT)





Date:  September 9, 1997                    By: /s/ George R. Mrkonic
                                               --------------------------
                                               George R. Mrkonic
                                               Vice Chairman and Director
                                               (Principal Financial and
                                                Accounting Officer)












                                     (15)

                              INDEX TO EXHIBITS



EXHIBIT NO.                                    DESCRIPTION
- -----------                                    -----------
10.37                            Amendment No. 9 and Consent to Credit Agreement

11.1                             Statement of Computation of per  share earnings

27.0                             Financial Data Schedule