Form 10-Q
period 1997-10-26
BORDERS GROUP INC
filed 1997-12-10
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to         .
                                            ----------  ---------

                         Commission file number 1-13740
                                                -------

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
Yes   X    No
    -----     -----

     Title of Class                               Shares Outstanding As of
     --------------                                   December 5, 1997
      Common Stock                                ------------------------
    ($.001 par value)                                    74,603,841

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

Part II - Other information

   Item 1.        Legal Proceedings                         N/A

   Item 2.        Changes in Securities                     N/A

   Item 3.        Defaults Upon Senior Securities           N/A

   Item 4.        Submission of Matters to a vote of        N/A
                  Securityholders

   Item 5.        Other Information                         N/A

   Item 6.        Exhibits and Reports on Form 8-K           13


Signatures                                                   14

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)



                                                                           13 WEEKS ENDED

                                                                   OCTOBER 26,        OCTOBER 27,
                                                                      1997               1996
                                                                -------------       -------------
Sales                                                           $       477.3       $       413.5
Cost of merchandise sold, including occupancy costs                     355.1               314.3
                                                                -------------       -------------

Gross profit                                                            122.2                99.2
Selling, general and administrative expenses                            117.9               100.0
Pre-opening expense                                                       1.7                 1.8
Goodwill amortization                                                     0.4                 0.3
                                                                -------------       -------------

Operating income (loss)                                                   2.2                (2.9)
Interest expense                                                          1.6                 1.8
                                                                -------------       -------------

Income (loss) before income tax                                           0.6                (4.7)
Income tax expense (benefit)                                              0.2                (2.0)
                                                                -------------       -------------

Net income (loss)                                               $         0.4       $        (2.7)
                                                                =============       =============

INCOME (LOSS) PER COMMON SHARE DATA
Income (loss) per common share                                  $        0.00       $       (0.03)
                                                                =============       =============
Weighted average common shares
outstanding (in thousands)                                             82,361              83,710
                                                                =============       =============


           See Accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.



                                      (1)

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (Unaudited)



                                                                           39 WEEKS ENDED

                                                                   OCTOBER 26,        OCTOBER 27,
                                                                      1997               1996
                                                                -------------       -------------
Sales                                                           $     1,407.2       $     1,231.8
Cost of merchandise sold, including
occupancy costs                                                       1,057.0               941.6
                                                                -------------       -------------


Gross profit                                                            350.2               290.2
Selling, general and administrative expenses                            339.4               294.3
Pre-opening expense                                                       3.6                 3.8
Goodwill amortization                                                     0.9                 0.8
                                                                -------------       -------------

Operating income (loss)                                                   6.3                (8.7)
Interest expense                                                          4.0                 5.3
                                                                -------------       -------------

Income (loss) before income tax                                           2.3               (14.0)
Income tax expense (benefit)                                              1.0                (5.6)
                                                                -------------       -------------
Net income (loss)                                               $         1.3       $        (8.4)
                                                                =============       =============


INCOME (LOSS) PER COMMON SHARE DATA
Income (loss) per common share                                  $        0.02       $       (0.10)
                                                                =============       =============

Weighted average common shares
outstanding (in thousands)                                             82,294              83,030
                                                                =============       =============

           See Accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                                      (2)

                              BORDERS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)



                                                                              10/26/97           10/27/96          1/26/97
ASSETS
Current Assets
Cash                                                                        $     76.6        $      43.2        $    42.6
Merchandise inventories                                                          987.8              869.8            737.5
Accounts receivable and other current assets                                      54.2               50.6             66.3
                                                                            ----------        -----------        ---------
Total Current Assets                                                           1,118.6              963.6            846.4

Property and equipment, net of
accumulated depreciation of $276.2,
$229.7 and 235.1, respectively                                                   358.4              279.3            289.2
Other assets and deferred charges                                                 37.5               38.7             36.9

Goodwill, net of accumulated
amortization of $42.3, $41.2, and
$41.5, respectively (Note 3)                                                     107.1               38.8             38.5
                                                                            ----------        -----------        ---------
                                                                            $  1,621.6        $   1,320.4        $ 1,211.0
                                                                            ==========        ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt and capital lease
obligations due within one year                                             $    270.8        $     180.5        $    30.5
Trade accounts payable                                                           594.0              498.8            350.1
Accrued payroll and other liabilities                                            192.8              137.2            197.8
Taxes, including income taxes                                                     24.1                ---             56.1
                                                                            ----------        -----------        ---------
Total Current Liabilities                                                      1,081.7              816.5            634.5

Long-term debt and capital lease obligations                                       5.5                6.5              6.2
Other long-term liabilities                                                       27.6               25.6             24.8
Commitments and contingencies (Note 5)                                              --                 --               --
                                                                            ----------        -----------        ---------
Total Liabilities                                                              1,114.8              848.6            665.5
                                                                            ----------        -----------        ---------
Shares subject to repurchase                                                        --                 --             34.1
                                                                            ----------        -----------        ---------
Preferred Stock, par value $.001 per share;
8,900,000 shares authorized;
no shares issued and outstanding                                                    --                 --               --

Common stock, par value $.001 per share;
200,000,000 shares authorized;
75,120,255, 75,665,798 and 75,858,016
issued and outstanding at October 26, 1997,
October 27, 1996, and January 26, 1997,
respectively                                                                       0.1                0.1              0.1
Additional paid-in capital                                                       654.1              674.8            648.0
Officers receivable and compensation                                             (12.8)              (0.8)            (0.8)
Accumulated deficit                                                             (134.6)            (202.3)          (135.9)
                                                                            ----------        -----------        ---------
Total stockholders' equity                                                       506.8              471.8            511.4
                                                                            ----------        -----------        ---------
                                                                            $  1,621.6        $   1,320.4        $ 1,211.0
                                                                            ==========        ===========        =========



          See Accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements



                                      (3)

                              BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE 39 WEEKS ENDED OCTOBER 26, 1997
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                       OFFICERS
                                                                         REC.        ADD'L         RETAINED
                                               COMMON STOCK            DEFERRED     PAID-IN        EARNINGS
                                       SHARES              AMOUNT        COMP       CAPITAL        (DEFICIT)        TOTAL

BALANCE AT 1/26/97                     75,858,016       $     0.1      $  (0.8)     $ 648.0        $ (135.9)     $   511.4
Net income                                     --              --           --           --             1.3            1.3
Issuance of common stock                1,781,039              --         (3.5)        28.1              --           24.6
Cancellation of Put Options:
-payment of premium                            --              --           --         (0.8)             --           (0.8)
-Shares subject to repurchase                  --              --           --         34.1              --           34.1
Repurchase and retirement of common
stock                                  (2,518,800)             --           --        (61.8)             --          (61.8)
Acquisition                                    --              --           --          6.5              --            6.5
Change in receivable and deferred
compensation                                   --              --         (8.5)          --              --           (8.5)
                                       ----------       ---------      -------     --------        --------      ---------
BALANCE AT 10/26/97                    75,120,255       $     0.1      $ (12.8)    $  654.1        $ (134.6)     $   506.8
                                       ==========       =========      =======     ========        ========      =========



See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                      (4)

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                                                                                  39 WEEKS ENDED

                                                                            October 26,       October 27,
                                                                               1997             1996
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income (loss)                                                         $       1.3       $     (8.4)
Adjustments to reconcile net loss
to operating cash flows:
 Depreciation and goodwill amortization                                          37.8             30.0
 Change in other long-term assets and liabilities                                 2.3            (12.8)
 Cash provided by (used for) current
 assets and current liabilities:
 Increase in inventories                                                       (239.8)          (232.3)
 Decrease in property held for resale                                              --             15.4
 Increase in accounts payable                                                   234.5            194.0
 Other, net                                                                     (35.7)           (31.2)
                                                                          -----------       ----------

Net cash used for operations                                                      0.4           (45.3)
                                                                          -----------       ----------
INVESTING
Proceeds from asset sale                                                            -              2.0
Capital expenditures                                                            (82.0)           (71.9)
Acquisitions                                                                    (51.0)               -
                                                                          -----------       ----------
Net cash used for investing                                                    (133.0)           (69.9)
                                                                          -----------       ----------
FINANCING
Net funding from credit facility                                                224.4            120.0
Proceeds from construction funding                                                7.3               --
Issuance of common stock                                                         10.7              3.9
Repurchase of Put options                                                        (0.8)              --
Repurchase of common stock                                                      (61.8)              --
Other, net                                                                      (13.2)            (2.0)
                                                                          -----------       ----------
Net cash provided by financing                                                  166.6            121.9
                                                                          -----------       ----------
NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                                      34.0              6.7
Cash and equivalents at beginning of
year                                                                             42.6             36.5
                                                                          -----------       ----------
Cash and equivalents at end of period                                     $      76.6       $     43.2
                                                                          ===========       ==========



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

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 26, 1997, the Company operated 927 mall-based bookstores, 189 book superstores, and 2 music stores throughout the United States, and 22 bookstores in the United Kingdom.

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












                                     (6)

                              BORDERS GROUP, INC.

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 3 - FINANCING

Credit Facility: The Company has a multicurrency credit agreement which provides a $425, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase its common stock, in excess of $100 million, plus any proceeds and tax benefits resulting from stock option exercises, pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $260 at October 26, 1997 and $289 at December 5, 1997.

Lease Financing Facility: The Company has a five year, $250 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to Lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $141.8 outstanding under the lease facility at October 26, 1997 and $146.9 at December 5, 1997.


NOTE 4 - SHARE REPURCHASE

During the 13 week period ended October 26, 1997 the Company repurchased 2,218,800 common shares in the amount of $55.9 under its common stock repurchase program.


NOTE 5 - ACQUISITIONS

Effective October 20, 1997 the Company purchased 100% of the outstanding stock of Books, etc., a London-based retailer of books and associated products. Books, etc. currently operates 22 stores in the United Kingdom. The acquisition will be accounted for as a purchase. The Company does not expect the transaction to have a material impact on earnings in 1997 or 1998.








                                     (7)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At October 26, 1997, the Company operated 189 book superstores under the Borders name, 927 mall-based and other bookstores primarily under the Waldenbooks name, 2 stores under the Planet Music name, and 22 bookstores in the United Kingdom under the Books, Etc. name.

     The Company's third quarters of 1997 and 1996 consisted of the 13 weeks ended October 26, 1997 and October 27, 1996, respectively.

RESULTS OF OPERATIONS


     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:



                                                             13 WEEKS ENDED                        39 WEEKS ENDED
                                                          OCTOBER 26, OCTOBER 27,            OCTOBER 26,      OCTOBER 27,
                                                             1997       1996                    1997            1996
                                                           ------      -----                  ------           -----
Sales                                                       100.0%     100.0%                  100.0%          100.0%
Cost of merchandise sold, including
occupancy costs                                              74.4       76.0                    75.1            76.4
                                                           ------      -----                  ------           -----

Gross margin                                                 25.6       24.0                    24.9            23.6
Selling, general and administrative
expenses                                                     24.7       24.2                    24.1            23.9
Pre-opening expense                                           0.4        0.4                     0.3             0.3
Goodwill amortization                                         0.1        0.1                     0.1             0.1
                                                           ------      -----                  ------           -----

Operating income (loss)                                       0.5       (0.7)                    0.4            (0.7)
Interest expense                                              0.3        0.4                     0.3             0.4
                                                           ------      -----                  ------           -----

Income (loss) before income taxes                             0.1       (1.1)                    0.2            (1.1)
Income tax expense (benefit)                                    -       (0.5)                    0.1            (0.5)
                                                           ------      -----                  ------           -----

Net income (loss)                                             0.1%      (0.7%)                   0.1%           (0.7)%
                                                           ======      =====                  ======           =====




                                     (8)

STORE ACTIVITY

The Company's store activity is summarized below:

                                          QUARTER ENDED          YEAR ENDED
                                  OCTOBER 26,     OCTOBER 27,    JANUARY 26,
                                     1997            1996          1997
                                 ------------       -------     -----------

Borders Superstores
Beginning number of stores                171           127             116
Openings                                   18            15              41
                                 ------------       -------     -----------

Ending number of stores                   189           142             157
                                 ============       =======     ===========

Walden Mall Bookstores
Beginning number of stores                929           966             992
Openings                                    2             5               9
Closings                                   (4)           (5)            (40)
                                 ------------       -------     -----------
Ending number of stores                   927           966             961
                                 ============       =======     ===========

13 WEEKS ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996

     Sales in the third quarter of 1997 were $477.3 million, a $63.8 million, or 15.4%, increase over third quarter 1996 sales of $413.5 million. This increase reflects a $67.6 million, or 31.4%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 7.3%. This increase was offset in part by a decline in Waldenbooks sales of $3.8 million due to store closings and a 0.1% decrease in comparable store sales.

     Cost of merchandise sold, including occupancy costs, was $355.1 million in the third quarter of 1997, as compared with $314.3 million in the third quarter of 1996. Gross margin as a percentage of sales was 25.6% in 1997 versus 24.0% in 1996. Management attributed the 1.6% increase in gross margin to a number of factors, including continued improvements in distribution and inventory shrinkage results, improved merchandise mix management, and a decline in occupancy expense as a percentage of sales due to both the continued maturation of the Borders stores and the continued shift in sales base from mall stores to superstores.

     Selling, general and administrative ("SG&A") expenses in the third quarter of 1997 were up $17.9 million, or 17.9% over SG&A expenses in the third quarter of 1996 ($117.9 million versus $100.0 million). As a percentage of sales, SG&A expenses were 24.7% in 1997 versus 24.2% in the third quarter of 1996 due to increased spending on strategic initiatives, offset by the ongoing leveraging of corporate overhead over the Company's expanding sales base.







                                    (9)

     Pre-opening expense in the third quarter of 1997 was $1.7 million versus $1.8 million from the same period in 1996. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 18 Borders superstores and 2 Waldenbooks mall-based stores in the third quarter of 1997 as compared to 15 Borders superstores and 5 Waldenbooks stores in the third quarter of 1996.

     Goodwill amortization was $0.4 million in the third quarter of 1997 versus $0.3 million in 1996.

     Interest expense was $1.6 million in the third quarter of 1997 as compared to $1.8 million in 1996.

     Income tax expense in the third quarter of 1997 was $0.2 million as compared to a benefit of $2.0 million in 1996.

39 WEEKS ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996

     Sales in the 39 weeks ended October 26, 1997 were $1,407.2 million, a $175.4 million, or 14.2%, increase over 39 weeks ended October 27, 1996 sales of $1,231.8 million. This increase reflects a $188.9 million, or 29.8%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 8.1%. This increase was offset in part by a decline in Waldenbooks sales of $13.5 million due to store closings and a 0.3% decrease in comparable store sales.

     Cost of merchandise sold, including occupancy costs, was $1,057.0 million in the 39 weeks ended October 26, 1997, as compared with $941.6 million in the same 1996 period. Gross margin as a percentage of sales was 24.9% in 1997 versus 23.6% in 1996. Management attributed the 1.3% increase in gross margin to a number of factors, including continued improvements in distribution and inventory shrinkage results, improved merchandise mix management, and a decline in occupancy expense as a percentage of sales due to both the continued maturation of the Borders stores and the continued shift in sales base from mall stores to superstores.

     Selling, general and administrative ("SG&A") expenses in the 39 weeks ended October 26, 1997 were up $45.1 million, or 15.3% over SG&A expenses in the same period in 1996 ($339.4 million versus $294.3 million). As a percentage of sales, SG&A expenses were 24.1% in 1997 versus 23.9% in 1996 due to increased spending on strategic initiatives, offset by the ongoing leveraging of corporate overhead over the Company's expanding sales base.






                                    (10)

     Pre-opening expense in the 39 week period ended October 27, 1997 was $3.6 million compared to $3.8 in the same 1996 period. The Company opened 32 Borders superstores and 7 Waldenbooks mall-based stores in 1997 as compared to 26 Borders superstores and 8 Waldenbooks stores in 1996.

     Goodwill amortization was $0.9 million in the 39 week period ended October 26, 1997 versus $0.8 in the same 1996 period.

     Interest expense was $4.0 million in the first 39 weeks of 1997 as compared to $5.3 million in 1996.

     Income tax expense in the 39 week period ended October 26, 1997 was $1.0 million as compared to a benefit of $5.6 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash provided by operations for the 39 weeks ended October 26, 1997 was $0.4 million as compared to cash used of $45.3 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflects net income and non-cash depreciation and amortization expense of $37.8 million combined with increasing inventory purchases for the holiday season. Operating cash outflows for the period were the result of an increase in accounts payable and a decrease in taxes payable during the period.

     Net cash used for investing for the first 39 weeks of 1997 was $133.0 million as compared to $69.9 million in the first 39 weeks of 1996. The Company opened 32 new superstores and 7 new Waldenbooks stores in the first 39 weeks of 1997 versus 26 new superstores and 8 new Waldenbooks in the first 39 weeks of 1996. Cash used for investing also includes $51.0 million cash paid in connection with the Books, etc., purchase.

     Net cash provided by financing in the first 39 weeks of 1997 was $166.6 million versus $121.9 million in the first 39 weeks of 1996. Net cash provided by financing resulted primarily from net borrowings under the credit facility and proceeds from construction funding, offset by stock repurchases of $61.8 million.

     The Company anticipates that planned closings of Waldenbooks stores will decrease Waldenbooks' annual working capital requirements. On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores.

     During the third quarter the Company renegotiated its credit and lease financing facilities. The new agreements provide increased credit lines, lower rates and multicurrency borrowing ability. The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years.

     The Company has a $425 million, five-year multicurrency working capital line of credit, with a syndicate of banks. The Company had $260.0 million in outstanding borrowings under the Credit Facility as of October 26, 1997.







                                    (11)

     The Company has a five year, $250 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 36 properties financed through the lease facility, with a financed value of $141.8 million, at October 26, 1997. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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







                                    (12)

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a) Exhibits:

10.38 Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.39 Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.40 Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.41 Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.42 Amended and Restated Guarantee Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
11.1                Statement of Computation of per share earnings
27.0                Financial Data Schedule



(b) Reports on Form 8-K:

             During the 13 week period ended October 26, 1997 one report was filed on Form 8-K under Item 9 - Sales of Equity Securities Pursuant to Regulation 5 which related to the acquisition of Books, Etc. This report was dated October 21, 1997 and filed on November 4, 1997.








                                    (13)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              BORDERS GROUP, INC.
                              -------------------
                                  (REGISTRANT)





Date:  December 10, 1997                 By: /s/ George R. Mrkonic
                                             --------------------------
                                             George R. Mrkonic
                                             Vice Chairman and Director
                                             (Principal Financial and
                                             Accounting Officer)




                                    (14)

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

10.38 Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.39 Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.40 Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.41 Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.42 Amended and Restated Guarantee Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
11.1                Statement of Computation of per share earnings
27.0                Financial Data Schedule