Form 10-K405
period 1998-01-25
BORDERS GROUP INC
filed 1998-04-27
CIK 940510

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to                   .

                         Commission File Number 1-13740
                            ------------------------

                              BORDERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                      38-3196915
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    500 EAST WASHINGTON STREET, ANN ARBOR,                         48104
                   MICHIGAN
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (734) 913-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
               --------------                      ------------------------------------
                COMMON STOCK                              NEW YORK STOCK EXCHANGE

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $2,401,841,398 BASED UPON THE CLOSING MARKET PRICE OF $32.125 PER SHARE OF COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS OF APRIL 7, 1998.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 7, 1998: 77,100,395

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 14, 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 39 HEREOF.

================================================================================

                              BORDERS GROUP, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   34

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   39

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Walden) and Books etc. is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At March 22, 1998, the Company operated 204 superstores under the Borders name, including one in Singapore, 904 mall-based and other bookstores primarily under the Waldenbooks name and in the United Kingdom, 23 bookstores under the Books etc. name. The Company had consolidated net sales of approximately $2.3 billion in 1997 and $2.0 billion in 1996. References herein to years are to fiscal years of the Company which currently end in January of the following calendar year.

     Borders is a premier operator of book and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company's strategy is to continue its growth and increase its profitability through the ongoing expansion of its Borders book and music superstore operations. In 1997, the Company opened 46 new Borders book and music superstores. Borders superstore operations achieved compound annual growth in net sales for the three years ended January 25, 1998 of 47.1% and attained comparable store sales growth in 1997 of 8.0%. Borders superstores achieved average sales per square foot of $261 and average sales per superstore of $7.2 million in 1997, each of which the Company believes to be higher than the comparable figures of any publicly reporting book superstore operator.

     Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. A Borders superstore typically carries the broadest selection of book titles in its market. Borders superstores carry an average of 128,000 book SKUs, ranging from 85,000 SKUs to 170,000 SKUs, across numerous categories, including many hard-to-find titles. As of March 22, 1998, 188 of the 204 Borders superstores were in a book and music format, which also features an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 50,000 SKUs of music and 6,500 SKUs of videotapes. As of March 22, 1998, 200 of the 204 Borders superstores featured an espresso bar.

     Over the past two decades, Borders has developed what it believes is the most sophisticated inventory management system in the retail book industry. The inventory management system includes a centrally controlled "expert" system that uses artificial intelligence principles to forecast sales and recommend inventory levels for each book in each store. Management believes that Borders' inventory management system, which reflects both overall sales trends and local buying patterns, results in higher in-stock positions, a broader selection of book titles, and increased inventory turnover, sales per store and sales per square foot, while effectively managing inventory investment to provide Borders stores with a more productive inventory assortment. As a result, management believes this proprietary system has been a principal reason for Borders' superior performance. The Company is adapting certain aspects of the system for use in its mall-based business where appropriate, and believes that over the long term it will enable the Company to offer a more productive assortment of inventory throughout its operations.

     Borders superstores average 27,200 square feet, including approximately 5,600 square feet devoted to music, approximately 700 square feet devoted to videos and approximately 1,500 square feet devoted to the espresso bar. Stores opened in fiscal 1997 averaged 26,000 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

     Walden is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, selected children's books and a standard selection of business, cooking, reference and general interest books. Walden has a well established name and reputation and generates cash flow that the Company plans to use toward financing the Company's growth initiatives. Walden stores average approximately 3,300 square feet and typically carry between 15,000 and 25,000 titles.

     In addition to its traditional mall format described above, Walden operates alternative mall-based bookstores utilizing a large format. This addresses the desires of some developers to include a larger format bookstore in malls, including, in many cases, where developers plan to include only one bookstore in a mall, and is designed to take advantage of what management believes is the desire by mall customers in some markets for greater selection and service. The larger format consists of approximately 5,000 to 8,000 square feet and carries between 30,000 and 40,000 titles. As of March 22, 1998, 101 of the larger format stores had been opened.

     In October 1997, the Company acquired Books etc., a London-based retailer of books and related products. This acquisition, coupled with the opening of a Borders store in Singapore, marked the Company's entrance into the international market for books. The Company believes that international expansion will reinforce its existing businesses and drive continued earnings growth. Books etc. currently operates 23 stores in the U.K., all of which are small-format stores located primarily in central London or in various U.K. airports. These stores generally range from 2,000 to 5,000 square feet, with the largest being 13,000 square feet, and the smallest being 650 square feet. The Books etc. philosophy is to offer customers the widest range of quality reading at the best prices, coupled with knowledgeable guidance from experienced store associates.

     The Company, through its subsidiary, Borders Online, Inc., expects to launch its Internet commerce site, Borders.com in 1998. This site will offer customers a wide selection of books, music and videos available for purchase on-line. Borders.com represents the Company's investment in the fast-growing area of Internet retailing, and is designed to be a continuously-evolving site.

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner; however, there can be no guarantees that the systems of other companies on which the Company relies will be converted in a timely manner.

DISTRIBUTION

     Borders. Borders believes that its centralized distribution system, combined with Borders' use of its proprietary "expert" system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors to one of Borders' distribution centers, located in Harrisburg, Pennsylvania; Reno, Nevada; Ann Arbor, Michigan; Columbus, OH and Indianapolis, Indiana. Walden's distribution centers, discussed below, are also utilized by Borders. Beginning in 1998, the Company will combine the Reno and Walden's Ontario operations into a single full-service facility located in Mira Loma, California. Approximately 95% of the books carried by Borders are processed through its distribution facilities. At each distribution facility, employees process the merchandise from the publishers and write out claims for short orders, damaged books, incorrect shipments and incorrect billings. Employees also label books with proprietary bar code stickers identifying the book title, price and subject area. During the non-holiday selling season, approximately 85% to 90% of the trade inventory that arrives from publishers is processed within 48 hours for shipment to the stores. Newly released titles and rush orders are processed within 24 hours. Borders purchases 85% of music directly from certain manufacturers and utilizes Borders' own distribution centers to ship a majority of its music inventory to its stores.

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

     Walden. Approximately 65% of the number of books carried by Walden's stores are shipped to one of Walden's two distribution centers, located in Ontario, California and Nashville, Tennessee. Walden also utilizes the Company's Nashville, Tennessee returns center facility. Walden continues to use Ingram, a major book wholesaler, to supplement its distribution centers and also receives some product in stores directly from publishers.

     Books etc. Books etc. airport stores are served primarily by the Books etc. distribution center in Cornwall, England. Stores located in central London receive the majority of their merchandise directly from publishers and wholesalers.

     Fulfillment Center. In 1998, the Company, through its subsidiary, Borders Fulfillment, Inc., will open its new, state-of-the-art fulfillment center in Nashville, Tennessee. This facility can stock in excess of 700,000 unique book, music, and video titles and will give the Company a significant competitive advantage in terms of delivery capabilities. In addition to supporting Borders.com, the fulfillment center will also provide delivery services for store-originated special orders, institutional orders, and call center orders.

COMPETITION

     The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Books-A-Million, Crown Books, Media Play and mass merchandiser Best Buy. Approximately 83% of Borders superstores currently face direct competition from other large format book superstores. Walden faces direct competition from the B. Dalton division of Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Walden compete with each other, as well as specialty retail stores that offer books in a particular area of specialty, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Walden may face additional competition from other categories of retailers entering the retail book market.

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

     Recently the Internet has emerged as an avenue for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is developing rapidly. Competitors on the Internet include Amazon, Barnes & Noble, N2K, CDnow and others. The Company does not believe that sales to date on the Internet have materially affected the Company's sales, but Internet sales are expected to become more significant over time. As discussed above, the Company is developing its own vehicle for retailing over the Internet which it expects to be in operation in 1998.

CREDIT FACILITY

     The Company has a revolving credit facility pursuant to the Amended and Restated Multicurrency Credit Agreement, dated as of October 17, 1997 (the "Credit Agreement"), by and among the Company and certain subsidiaries, including Borders and Walden, as both joint borrowers and cross guarantors, the lenders party thereto, PNC, as administrative agent and First Chicago, as syndication agent.

     General. The Credit Agreement currently provides for borrowings in a principal amount of up to $425.0 million at any one time, which includes sub-limits for discretionary lines of credit and letters of credit. The Credit Agreement expires on October 16, 2002. Borrowings under the Credit Agreement are referred to herein as the "Loans".

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

     Repayment. Subject to the provisions of the Credit Agreement, the Company may, from time to time, borrow, repay and reborrow under the Credit Agreement. The entire unpaid balance may be prepaid at any time without penalty, and is payable on October 16, 2002.

     Covenants. The Credit Agreement contains financial covenants relating to the maintenance of a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operation of the Company. These covenants include, among others, significant limitations on indebtedness (with an exception for certain permitted indebtedness necessary to satisfy note-put agreements relating to certain mortgage pass-through certificates for which certain Borders' leases serve as collateral), liens, contingent obligations, loans and investments, dividends and distributions, liquidations, mergers, consolidations, disposition of assets or subsidiaries, transactions with affiliates, fundamental corporate changes and capital expenditures and repurchase of its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises).

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

LEASE FACILITY

     The Company has a $250.0 million lease financing facility pursuant to the Amended and Restated Participation Agreement, dated as of October 17, 1997 (the "Lease Facility"), by and among the Company and certain subsidiaries, including Borders and Walden, as both joint borrowers and cross guarantors, the lenders party thereto, PNC, as administrative agent and First Chicago, as syndication agent. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amounts guaranteed are limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. Events of default are similar in nature to the Credit Agreement. As of March 22, 1998 43 of Borders store locations were financed through the Lease Facility and $168.4 million was outstanding. Upon the refinancing of the amounts outstanding under the Lease Facility, rental expense for locations leased thereunder could be adversely affected.

ASSOCIATES

     As of March 22, 1998, the Company had a total of approximately 14,100 full-time associates and approximately 10,200 part-time associates. When hiring new associates, the Company considers a number of factors, including education and experience, personality and orientation towards customer service. All new associates participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of POS terminals and store policies and procedures. The Company believes that its relations with its associates are generally good. The Company's associates are not represented by unions except that the associates of four Borders stores have elected to be represented by the United Food and Commercial Workers International Union (UFCW). To date, agreements have been reached between the Company and the UFCW with respect to three of the four stores.

TRADEMARKS AND SERVICE MARKS

     Borders(R), Borders Book Shop(R), and Borders Books & Music(R), among other marks, are all registered trademarks and service marks used by Borders. Brentano's(R), Coopersmith's(R), Longmeadow Press(R), Waldenbooks(R), Waldenbooks Preferred Reader(R), Waldenkids(R) and Waldensoftware(R), among other marks, are all registered trademarks and service marks used by Walden. BOOKS etc(R) is a registered trademark and service mark used by Books etc. The Borders, Walden and Books etc. service marks are used as trade names in connection with their business operations.

SEASONALITY

     The Company's business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During 1997, 37.9% of the Company's sales and 95.4% of the Company's operating income were generated in the fourth quarter. The Company's results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company's financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality".

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

ITEM 2. PROPERTIES

     Borders. Borders operated 204 stores in 37 states and the District of Columbia at March 22, 1998. Borders leases all of its stores. Borders' store leases have an average initial term of 10 to 20 years with several five-year renewal options. At March 22, 1998, the average unexpired term under Borders' existing store leases was 12.6 years prior to the exercise of any options.

     The Company has leased its corporate headquarters in Ann Arbor, Michigan and all distribution centers located in Harrisburg, Pennsylvania; Indianapolis, Indiana; Reno, Nevada; Columbus, Ohio and Ann Arbor, Michigan.

     Walden. Walden operates 904 stores in all 50 states as of March 22, 1998. Walden leases all of its stores. Walden's store leases generally have an initial term of 10 years. At present, the average unexpired term under

Walden's existing store leases is approximately 4.6 years. The terms of Walden's mall-based bookstores leases for its leased bookstores open as of March 22, 1998 expire as follows:

                LEASE TERMS TO EXPIRE DURING                     NUMBER OF
          12 MONTHS ENDING ON OR ABOUT JANUARY 31               MALL STORES
          ---------------------------------------               -----------
1998........................................................        163
1999........................................................        132
2000........................................................         79
2001 and later..............................................        530

     Walden leases both of its distribution facilities located in Ontario, California and Nashville, Tennessee. The Company relocated its Walden headquarters during 1995 to Ann Arbor, Michigan in order to better coordinate its operations with Borders and allow for streamlining and combination of certain management and administrative functions. On December 5, 1995, Walden completed the sale of its previous corporate headquarters facility located in Stamford, Connecticut.

     Books etc. Books etc. operates 23 stores in the United Kingdom as of March 22, 1998. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 13.0 years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in or affected by litigation incidental to the conduct of its respective businesses. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its liquidity, financial position or results of operations.

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

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

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL QUARTER 1996
  First Quarter.............................................    $16.69    $ 9.75
  Second Quarter............................................    $18.69    $14.32
  Third Quarter.............................................    $19.63    $15.38
  Fourth Quarter............................................    $19.25    $15.07

FISCAL QUARTER 1997
  First Quarter.............................................    $22.82    $18.32
  Second Quarter............................................    $26.94    $19.25
  Third Quarter.............................................    $29.00    $22.31
  Fourth Quarter............................................    $31.94    $24.50

     The Common Stock is traded on the New York Stock Exchange.

     As of March 25, 1998, the Common Stock was held by 3,744 holders of record.

     The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Credit Facility and the Lease Facility prohibit the Company from paying any dividends. The Lease Guaranty Agreement between the Company, Borders and Kmart restricts the Company's ability to pay dividends, unless no defaults exist under any indebtedness of the Company and such payments do not exceed the sum of 50% of cumulative consolidated net income since the Company's initial public offering of common stock, which was completed on June 1, 1995, and certain proceeds received from the sale of capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

                              BORDERS GROUP, INC.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto.

                                                                   FISCAL YEAR ENDED
                                          -------------------------------------------------------------------
                                          JANUARY 25,   JANUARY 26,   JANUARY 28,   JANUARY 22,   JANUARY 23,
                                             1998          1997         1996(1)        1995          1994
                                          -----------   -----------   -----------   -----------   -----------
                                                      (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Superstore Sales........................   $1,264.1      $  958.1      $  683.5      $  404.0      $  224.8
Mall Bookstore Sales....................      968.2         979.7       1,031.5       1,085.5       1,145.8
Other Sales.............................       33.7          21.0          34.0          21.5            --
                                           --------      --------      --------      --------      --------
  Total Sales...........................   $2,266.0      $1,958.8      $1,749.0      $1,511.0      $1,370.6
Operating Income Before Restructuring
  Provision, Goodwill Writedowns and FAS
  121...................................   $  138.0      $  103.1      $   64.5      $   50.2      $   49.9
Restructuring Provision.................         --            --            --           6.4         142.8
Goodwill Writedowns.....................         --            --         201.8            --            --
FAS 121 Impairment......................         --            --          63.1            --            --
Operating Income (Loss).................   $  138.0      $  103.1      $ (200.4)     $   43.8      $  (92.9)
Net Income (Loss).......................   $   80.2      $   57.9      $ (211.1)     $   20.9      $  (61.2)
Diluted Earnings (Loss) Per Common
  Share.................................   $   0.98      $   0.70      $  (2.94)     $   0.35      $  (1.06)
Pro Forma Diluted Earnings Per Common
  Share Before Restructuring Provision,
  Goodwill Writedowns and FAS 121(2)....   $   0.98      $   0.70      $   0.43      $   0.32      $   0.28
END OF PERIOD BALANCE SHEET DATA
Working Capital.........................   $  137.0      $  225.1      $  204.3      $  258.0      $   72.4
Total Assets............................    1,534.9       1,211.0       1,052.3       1,355.9       1,006.3
Short Term Borrowings...................      122.5          30.0          60.0            --            --
Long-Term Debt and Capital Lease
  Obligations, Including Current
  Portion, and Redeemable Preferred
  Stock.................................       10.0           6.7           8.6          21.1          11.1
Shares Subject to Repurchase............         --          34.1            --            --            --
Stockholders' Equity....................      598.1         511.4         472.0         726.3         457.5

-------------------------
(1) The Company's 1995 fiscal year consisted of 53 weeks.

(2) Earnings (loss) per common share as of January 28, 1996, January 22, 1995 and January 23, 1994 are pro forma and are based on actual common shares outstanding after the Company's initial public offering. The pro forma data assume the formation of the Company and the initial public offering took place at the beginning of fiscal 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 25, 1998, the Company operated 203 superstores primarily under the Borders name, including 1 in Singapore, 923 mall-based and other bookstores primarily under the Waldenbooks name and 23 bookstores under the Books etc. name in the United Kingdom.

     The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its Borders superstore operation in the United States and internationally, (ii) the continued focus on cost reductions in its mall-based bookstore operations and
(iii) realization of synergies and economies of scale through a combination of certain of its books and music operations. The Company's 1997 fiscal year consisted of the 52 weeks ended January 25, 1998. The Company's 1996 fiscal year consisted of 52 weeks ended January 26, 1997. The Company's 1995 fiscal year consisted of the 53 weeks ended January 28, 1996. References herein to years are to the Company's fiscal years which currently end on the Sunday immediately preceding the last Wednesday in January of the following calendar year.

RESULTS OF OPERATIONS

     The following table presents the Company's statement of operations data, as a percentage of sales, for the three most recent fiscal years.

                                                                JANUARY 25,    JANUARY 26,    JANUARY 28,
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------
RESULTS OF OPERATIONS
Sales.......................................................       100.0%         100.0%         100.0%
Cost of merchandise sold (includes occupancy)...............        72.1           73.4           74.5
                                                                   -----          -----          -----
Gross margin................................................        27.9           26.6           25.5
Selling, general and administrative expenses................        21.4           20.9           21.4
Pre-opening expense.........................................         0.4            0.4            0.4
Goodwill amortization.......................................          --             --            0.2
Operating losses of stores identified for closure...........          --             --           (0.2)
                                                                   -----          -----          -----
Operating income before goodwill writedowns and FAS 121.....         6.1            5.3            3.7
Goodwill writedowns.........................................          --             --           11.5
FAS 121 impairment..........................................          --             --            3.6
                                                                   -----          -----          -----
Operating income (loss).....................................         6.1            5.3          (11.4)
Interest expense............................................         0.3            0.4            0.3
                                                                   -----          -----          -----
Income (loss) before income tax.............................         5.8            4.9          (11.7)
Income tax provision........................................         2.3            1.9            0.4
                                                                   -----          -----          -----
Net income (loss)...........................................         3.5%           3.0%         (12.1)%
                                                                   -----          -----          -----
Net income excluding goodwill writedowns, and FAS 121.......         3.5%           3.0%           2.0%
                                                                   -----          -----          -----
STORE ACTIVITY
Borders Superstores
  Beginning number of stores................................         157            116             75
  Openings..................................................          46             41             41
                                                                   -----          -----          -----
  Ending number of stores...................................         203            157            116
                                                                   -----          -----          -----
Walden Mall Bookstores
  Beginning number of stores................................         961            992          1,102
  Openings..................................................           8              9              5
  Closings..................................................         (46)           (40)          (115)
                                                                   -----          -----          -----
  Ending number of stores...................................         923            961            992
                                                                   =====          =====          =====

FISCAL YEARS ENDED JANUARY 25, 1998 AND JANUARY 26, 1997

     Sales for the year ended January 25, 1998 were $2,266.0 million, reflecting a 15.7% increase over the $1,958.8 million in sales achieved in 1996. Both the higher number of Borders superstores and Borders' 8.0% comparable store sales increase contributed to the growth, which was partially offset by store closings at Waldenbooks. The Walden 0.0% comparable store sales reflects flat mall traffic levels and the impact of increased superstore competition offset by the benefit of new merchandising initiatives. Walden also experienced a benefit from a larger number of seasonal calendar kiosks introduced in malls with existing Walden stores.

     Gross margin as a percent of sales rose, from 26.6% in 1996 to 27.9% in 1997. The increase in gross margin percentage primarily reflects improved buying and sales mix resulting in higher initial product margin and tighter control of inventory shrinkage.

     As a percentage of sales, SG&A for 1997 was 21.4%, or 0.5% higher than the 20.9% of sales in the corresponding period of 1996. The increase is due largely to expenditures on strategic initiatives offset in part by the leveraging of corporate overhead over the Company's expanding sales base.

     Pre-opening expense in 1997 was $7.2 million consistent with 1996 expense of $7.2 million. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company in the market, and differing levels of labor costs associated with opening the store. The Company opened 46 Borders superstores and 8 Waldenbooks mall-based stores in 1997 as compared to 41 Borders superstores and 9 Waldenbooks mall-based stores in 1996.

     Goodwill amortization was $1.6 million in 1997, as compared to $1.1 million in 1996. The increase in goodwill amortization of $0.5 million is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

     Operating income was $138.0 million or 6.1% of sales in 1997, as compared to $103.1 million or 5.3% of sales in 1996.

     Interest expense was $7.2 million in 1997, as compared to $7.0 million in 1996. The increase represents interest on borrowings for the repurchase of common stock, and the acquisition of Books, etc.

     Income tax expense in 1997 was $50.6 million as compared to $38.2 million in 1996. The effective tax rate for both periods differed from the statutory rate primarily as a result of non-deductible goodwill amortization. The Company's effective tax rate was 38.7% in 1997 as compared to 39.8% in 1996. The decrease in effective rate is due primarily to the realization of benefits related to state tax planning strategies.

     As a result of the foregoing, net income for the year ended January 25, 1998 was $80.2 million as compared to $57.9 million for the year ended January 26, 1997.

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

     Gross margin as a percent of sales rose, from 25.5% in 1995 to 26.6% in 1996. The increase in gross margin percentage reflects the impact of consolidated distribution operations and improved buying and sales mix resulting in higher initial product margin, reduced depreciation as a result of the fourth quarter 1995 FAS 121 write-off and tighter control of inventory shrinkage.

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

     Interest expense was $7.0 million in 1996, as compared to $4.6 million in 1995. The Company incurred full-year, pre-tax interest expense of $4.5 million in 1996 versus $2.3 million in 1995 as a result of the purchase of Kmart's remaining interest in the Company in August 1995.

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

     As a result of the foregoing, net income for the year ended January 26, 1997 was $57.9 million as compared to $35.3 million for the year ended January 28, 1996, excluding non-recurring charges for the goodwill writedown and the effect of the adoption of FAS 121.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash provided by operations in 1997 was $147.0 million, as compared to $101.0 million in 1996. The current year activity primarily reflects income before non-cash charges for depreciation and amortization and increases in taxes payable as a result of timing of estimated payments offset by cash used for inventories as a result of store expansion at Borders. Inventory net of accounts payable increased primarily due to 46 new Borders stores.

     Net cash used for investing was primarily for capital expenditures for new stores, acquisition of Books etc. and spending on strategic initiatives including the opening of the Company's first international superstore in Singapore. Capital expenditures in 1997 reflect the opening of 46 new superstores and 8 new Waldenbooks stores and the addition of a new fulfillment center in Nashville. Capital expenditures in 1996 and 1995 reflected the opening of 41 new Borders superstores in each year and new Waldenbooks stores. Capital expenditures in 1995 also included expenditures for the Company's combined headquarters facilities.

     Net cash provided by financing in 1997 was $50.5 million, resulting primarily from net borrowings under the credit facility, cash received for construction funding, and the issuance of Company stock under the Company's employee benefit plans, offset by the repurchase of common stock of $61.8 million. Net cash used for financing in 1996 was $2.0 million, which resulted from net repayments of borrowings under the credit facility, offset by cash received from construction funding, issuance of stock under employee benefit plans and the sale of put options on the Company's common stock.

     The Company expects capital expenditures to be approximately $160.0 million in 1998. The Company currently plans to open approximately 43 Borders superstores including 3 international stores and 8 new

Waldenbooks mall stores in 1998. Average cash requirements for the opening of a prototype Borders books and music superstore are $1.7 million, representing capital expenditures of $1.0 million, inventory requirements, net of related accounts payable, of $0.6 million and $0.1 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

     On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores and international expansion programs.

     The Company plans to execute its expansion plans for its Borders superstores principally with funds generated from operations and financing through the lease facility in 1998 and beyond. In the event that working capital requirements are in excess of operating cash flows and lease financing, the Company may fund such excess with borrowings under the credit facility. The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years.

     In 1997, the Company announced its intention to increase its repurchase of its common stock from time to time from $50 million to $100 million. Funds for such purchases would be from borrowings under the credit facility. During 1997 $61.8 million of common stock was repurchased.

     In October 1997, the Company entered into a multicurrency credit agreement which provides a $425.0 million, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. This agreement replaced the Company's previous $300.0 million credit facility.

     In October 1997, the Company entered into a five-year, $250.0 million lease financing facility to finance new stores and other property through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. This agreement replaced the Company's previous $150.0 million lease financing facility.

     There were 41 properties financed through the lease facility, with a financed value of $157.9 million at January 25, 1998. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-thru certificates. These mortgage pass-thru certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart (the former parent of the Company) to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its line of credit. Since February 1995, Kmart has failed to maintain investment grade ratings and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

     In November 1997, the Company entered into two interest rate swaps with a total notional amount of $66.9 million, which effectively converted variable rate foreign currency-denominated borrowings to fixed rates of 7.2% and 7.1%. These swap agreements expire within 3 and 5 years of the date the Company entered into the agreements.

     In January 1998, the Company entered into a treasury rate lock with a total notional amount of $50.0 million at a rate of 5.5%. This agreement expires within seven months of the date the Company entered into the agreement.

1995 ACCOUNTING CHANGES

     Goodwill Writedown. Prior to completion of the IPO, the Company, as a subsidiary of Kmart, followed the accounting policies established by Kmart for its consolidated group and, accordingly, evaluated the overall recoverability of goodwill using projected undiscounted cash flows. At April 23, 1995, such goodwill aggregated $257.6 million, net of accumulated amortization of $38.6 million.

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

     This change resulted in a reduction of $5.9 million and $1.5 million of goodwill amortization expense on an annual and quarterly basis, respectively. Earnings per share in 1996 and prospectively were improved by approximately $0.07 on an annual basis. In 1995, the partial-year effect of the accounting change excluding the one-time charge was $3.9 million, or approximately $0.05 per share.

     The Company's fair value methodology is applied to each of its businesses on a separate basis. When evaluating the need to record a goodwill impairment, the Company will evaluate whether there have been any temporary or permanent impairments, and will record appropriate charges (if any) to operations for permanent impairments in fair value. The Company will evaluate Borders and Books, etc. for impairment every quarter. Since all goodwill related to the Walden and Planet businesses has been written-off, no further evaluations for impairment will be necessary. There was no goodwill impairment required in 1997 or 1996.

     Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). The Company adopted FAS 121, effective as of the fourth quarter of 1995. The carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected future cash flows. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is allocated to the assets being tested for recoverability. This change resulted in a pre-tax charge of $63.1 million to operations in the fourth quarter of 1995. The charge consisted of $42.1 million for leasehold improvements and furniture and fixtures of Waldenbook stores, $14.5 million for goodwill relating to such stores and $6.5 million for leasehold improvements and furniture and fixtures of Planet Music. The impairment relating to Waldenbooks resulted principally from declining mall traffic and increasing superstore competition. Planet Music also faces intense competition from superstores, resulting in declining gross margins. As a result of this charge, depreciation and amortization expense was reduced by approximately $5.1 million after-tax or $0.06 per share ($0.07 including the effects of the fourth quarter goodwill writedown previously discussed) in 1996 and will be reduced on a declining basis for the next several years. No writedowns of long-lived assets were required in 1997 or 1996.

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

SEASONALITY

     The Company's business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the Christmas selling season.

                                                                    FISCAL 1997 QUARTER ENDED
                                                              --------------------------------------
                                                              APRIL      JULY     OCTOBER    JANUARY
                                                              -----      ----     -------    -------
                                                                      (DOLLARS IN MILLIONS)
SALES.......................................................  $463.6    $466.3    $477.3     $858.8
Operating income............................................     1.8       2.3       2.2      131.7
% of full year:
  Sales.....................................................    20.5%     20.6%     21.0%      37.9%
  Operating income..........................................     1.3       1.7       1.6       95.4

                                                                    FISCAL 1996 QUARTER ENDED
                                                              --------------------------------------
                                                              APRIL      JULY     OCTOBER    JANUARY
                                                              ------    ------    -------    -------
SALES.......................................................  $404.0    $414.3    $413.5     $727.0
Operating income (loss).....................................    (3.7)     (2.0)     (2.9)     111.7
% of full year:
  Sales.....................................................    20.6%     21.2%     21.1%      37.1%
  Operating income (loss)...................................    (3.6)     (1.9)     (2.8)     108.3

                                                                    FISCAL 1995 QUARTER ENDED
                                                              --------------------------------------
                                                              APRIL      JULY     OCTOBER    JANUARY
                                                              ------    ------    -------    -------
SALES.......................................................  $353.6    $363.8    $362.1     $669.5
Operating income (loss) (excluding goodwill writedowns and
  FAS 121)..................................................    (8.8)     (7.7)     (8.0)      89.0
% of full year:
  Sales.....................................................    20.2%     20.8%     20.7%      38.3%
  Operating income (loss) (excluding goodwill writedowns and
     FAS 121)...............................................   (13.6)    (11.9)    (12.4)     137.9

EFFECTS OF INFLATION

     The Company's management does not believe inflation has had a material impact on its operating results or financial position for the periods presented.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner; however, there can be no guarantees that the systems of other companies on which the Company relies will be converted in a timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Operations for the fiscal years
  ended January 25, 1998, January 26, 1997 and January 28,
  1996......................................................   19
Consolidated Balance Sheets as of January 25, 1998 and
  January 26, 1997..........................................   20
Consolidated Statements of Cash Flows for the fiscal years
  ended January 25, 1998, January 26, 1997 and January 28,
  1996......................................................   21
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 25, 1998, January 26, 1997,
  January 28, 1996 and January 22, 1995.....................   22
Notes to Consolidated Financial Statements..................   23
Report of Independent Accountants...........................   33

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 25,    JANUARY 26,    JANUARY 28,
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------
                                                                       (DOLLARS IN MILLIONS EXCEPT
                                                                         PER COMMON SHARE DATA)
Sales.......................................................     $2,266.0       $1,958.8       $1,749.0
Cost of merchandise sold (includes occupancy)...............      1,634.3        1,437.8        1,302.3
                                                                 --------       --------       --------
Gross margin................................................        631.7          521.0          446.7
Selling, general and administrative expenses................        484.9          409.6          374.5
Pre-opening expense.........................................          7.2            7.2            7.3
Goodwill amortization and writedowns........................          1.6            1.1          205.5
FAS 121 impairment..........................................           --             --           63.1
Operating losses of stores identified for closure...........           --             --           (3.3)
                                                                 --------       --------       --------
Operating income (loss).....................................        138.0          103.1         (200.4)
Interest expense............................................          7.2            7.0            4.6
                                                                 --------       --------       --------
Income (loss) before income tax.............................        130.8           96.1         (205.0)
Income tax provision........................................         50.6           38.2            6.1
                                                                 --------       --------       --------
Net income (loss)...........................................     $   80.2       $   57.9       $ (211.1)
                                                                 ========       ========       ========
Earnings (loss) per common share data (Note 3) --
  Diluted earnings (loss) per common share..................        $ .98           $.70         $(2.94)
                                                                 ========       ========       ========
  Diluted weighted average common shares outstanding (in
     thousands).............................................       82,241         82,554         71,707
                                                                 ========       ========       ========
  Basic earnings (loss) per common share....................        $1.06           $.77         $(2.94)
                                                                 ========       ========       ========
  Basic weighted average common shares outstanding (in
     thousands).............................................       75,825         75,575         71,707
                                                                 ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    FISCAL YEAR ENDED
                                                                --------------------------
                                                                JANUARY 25,    JANUARY 26,
                                                                   1998           1997
                                                                -----------    -----------
                                                                   (DOLLARS IN MILLIONS
                                                                  EXCEPT SHARE AMOUNTS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $   65.1       $   42.6
  Merchandise inventories...................................        879.1          737.5
  Accounts receivable and other current assets..............         59.5           44.1
  Property held for resale..................................          1.3            8.1
  Deferred income taxes.....................................         13.4           14.1
                                                                 --------       --------
       Total Current Assets.................................      1,018.4          846.4
Property and equipment, net.................................        373.7          289.2
Other assets................................................         20.1           18.4
Deferred income taxes.......................................         13.2           18.5
Goodwill, net of accumulated amortization of $43.1 and
  $41.5, respectively.......................................        109.5           38.5
                                                                 --------       --------
                                                                 $1,534.9       $1,211.0
                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................     $  127.3       $   30.5
  Trade accounts payable....................................        480.7          350.1
  Accrued payroll and other liabilities.....................        210.8          184.6
  Taxes, including income taxes.............................         62.6           56.1
                                                                 --------       --------
       Total Current Liabilities............................        881.4          621.3
Long-term debt and capital lease obligations................          5.2            6.2
Other long-term liabilities.................................         50.2           38.0
Commitments and contingencies (Note 9)......................           --             --
                                                                 --------       --------
       Total Liabilities....................................        936.8          665.5
                                                                 --------       --------
Shares subject to repurchase (Note 9).......................           --           34.1
                                                                 --------       --------
Stockholders' Equity:
Common stock, 200,000,000 shares authorized; 75,395,998 and
  75,858,016 shares issued and outstanding at January 25,
  1998 and January 26, 1997, respectively...................        661.0          648.1
Deferred compensation and officer receivables...............         (6.3)          (0.8)
Cumulative translation adjustment...........................         (0.9)            --
Accumulated deficit.........................................        (55.7)        (135.9)
                                                                 --------       --------
       Total Stockholders' Equity...........................        598.1          511.4
                                                                 --------       --------
                                                                 $1,534.9       $1,211.0
                                                                 ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 25,   JANUARY 26,   JANUARY 28,
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
                                                                       (DOLLARS IN MILLIONS)
Cash Provided by (used for):
Operations
  Net income (loss).........................................    $  80.2       $  57.9       $(211.1)
  Adjustments to reconcile net income (loss) to operating
     cash flows:
     Depreciation and amortization..........................       54.8          42.9          42.0
     Goodwill writedown.....................................         --            --         201.8
     FAS 121 impairment.....................................         --            --          63.1
     Loss on disposal of property and equipment.............         --            --           1.8
     Deferred income taxes..................................        3.9          (6.4)         (0.4)
     Increase (decrease) in other long-term assets and
       liabilities..........................................        2.3          (2.8)         (7.6)
     Other -- net...........................................         --            --           1.5
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories................................     (130.4)       (100.0)       (109.7)
     Decrease in property held for resale...................         --            --          (7.0)
     Decrease in restructuring reserve......................         --          (2.1)        (38.0)
     Increase in accounts payable...........................      121.9          45.3          33.6
     Increase in taxes payable..............................       12.0          44.2           7.6
     Other -- net...........................................        2.3          22.0          34.1
                                                                -------       -------       -------
     Net cash provided by operations........................      147.0         101.0          11.7
                                                                -------       -------       -------
Investing
  Capital expenditures......................................     (113.6)        (97.2)       (116.0)
  Proceeds from sale of property and equipment..............         --           4.7          34.2
  Acquisitions..............................................      (61.4)           --            --
  Other.....................................................         --          (0.4)           --
                                                                -------       -------       -------
     Net cash used for investing............................     (175.0)        (92.9)        (81.8)
                                                                -------       -------       -------
Financing
  Repayment of long-term debt and capital lease
     obligations............................................       (0.9)         (2.0)         (7.2)
  Proceeds from sale of put options.........................         --           4.5            --
  Repurchase of put option..................................       (0.8)           --            --
  Proceeds (advances) for construction funding..............        6.8          19.8          (9.6)
  Proceeds from initial public offering.....................         --            --         248.0
  Repayments to Kmart.......................................         --            --        (360.0)
  Net funding from credit facility..........................       85.8         (30.0)         60.0
  Issuance of common stock..................................       21.4           5.7          11.1
  Purchase of shares held by Kmart..........................         --            --         (72.7)
  Repurchase of common stock................................      (61.8)           --            --
                                                                -------       -------       -------
     Net cash provided by (used for) financing..............       50.5          (2.0)       (130.4)
                                                                -------       -------       -------
Net Increase (decrease) in Cash and Equivalents.............       22.5           6.1        (200.5)
Cash and equivalents at beginning of year...................       42.6          36.5         237.0
                                                                -------       -------       -------
Cash and Equivalents at End of Year.........................    $  65.1       $  42.6       $  36.5
                                                                =======       =======       =======
Supplemental Cash Flow Disclosures:
  Interest paid.............................................    $   9.8       $   9.8       $   3.9
  Income taxes paid.........................................    $  40.0       $   5.9       $  13.7
  Common stock issued for business acquisition..............    $   6.5            --            --
  Debt and liabilities assumed in business acquisition......    $  26.9            --            --

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                DEFERRED                     RETAINED
                                           COMMON STOCK       COMPENSATION   CUMULATIVE      EARNINGS
                                       --------------------   AND OFFICER    TRANSLATION   (ACCUMULATED
                                         SHARES      AMOUNT   RECEIVABLES    ADJUSTMENT      DEFICIT)      TOTAL
                                         ------      ------   ------------   -----------   ------------    -----
                                                       (DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)
Balance at January 22, 1995..........   57,519,138   $708.7      $  --          $  --        $  17.6      $ 726.3
                                       -----------   ------      -----          -----        -------      -------
Conversion of mandatorily redeemable
  Series A Preferred stock...........      846,660     5.6          --             --             --          5.6
Dividends accrued on mandatorily
  redeemable Series A Preferred
  Stock..............................           --      --          --             --           (0.3)        (0.3)
Net loss.............................           --      --          --             --         (211.1)      (211.1)
Purchase of stock held by Kmart......  (10,771,460)  (72.7)         --             --             --        (72.7)
Shares sold by the Company in the
  Offering (Note 2)..................   25,062,322      --          --             --             --           --
Issuance of Common Stock.............    2,661,324    14.5        (3.4)            --             --         11.1
Conversion of SAR's to options.......           --    13.1          --             --             --         13.1
                                       -----------   ------      -----          -----        -------      -------
Balance at January 28, 1996..........   75,317,984   $669.2      $(3.4)         $  --        $(193.8)     $ 472.0
                                       -----------   ------      -----          -----        -------      -------
Net income...........................           --      --          --             --           57.9         57.9
Issuance of common stock.............      540,032     5.8          --             --             --          5.8
Tax benefit of equity compensation...           --     2.7          --             --             --          2.7
Issuance of put options:
  Receipt of premium.................           --     4.5          --             --             --          4.5
  Shares subject to repurchase.......           --   (34.1)         --             --             --        (34.1)
Change in receivables and deferred
  compensation.......................           --      --         2.6             --             --          2.6
                                       -----------   ------      -----          -----        -------      -------
Balance at January 26, 1997..........   75,858,016   $648.1      $(0.8)         $  --        $(135.9)     $ 511.4
                                       -----------   ------      -----          -----        -------      -------
Net income...........................           --      --          --             --           80.2         80.2
Issuance of Common Stock.............    1,916,844    29.4        (5.5)            --             --         23.9
Repurchase and retirement of Common
  Stock..............................   (2,518,800)  (61.8)         --             --             --        (61.8)
Tax benefit of equity compensation...           --     5.5          --             --             --          5.5
Cancellation of put options:
  Payment of premium.................           --    (0.8)         --             --             --         (0.8)
  Shares subject to repurchase.......           --    34.1          --             --             --         34.1
Acquisition..........................      139,938     6.5          --             --             --          6.5
Currency translation adjustment......           --      --          --           (0.9)            --         (0.9)
                                       -----------   ------      -----          -----        -------      -------
Balance at January 25, 1998..........   75,395,998   $661.0      $(6.3)         $(0.9)       $ (55.7)     $ 598.1
                                       ===========   ======      =====          =====        =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book and music superstores, mall-based bookstores and other bookstores in the United States, United Kingdom and Singapore. The Company owns all of the outstanding stock of Borders, Inc. (Borders), Walden Book Company, Inc. (Walden) and Books etc.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year: The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1997 and fiscal 1996 consisted of 52 weeks and ended on January 25, 1998 and January 26, 1997, respectively. Fiscal 1995 consisted of 53 weeks and ended on January 28, 1996.

     Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

     Inventories: Merchandise inventories are valued on a first-in, first-out
(FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs.

     Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease, generally over 5 to 20 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 20% for other fixtures and equipment. Amortization of assets under capital lease is included in depreciation expense.

     Expenditures for properties, primarily self-developed locations which the Company intends to sell and lease back within one year, are included in property held for resale.

     Goodwill: Goodwill is amortized over 40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology on a quarterly basis. See Note 5-Accounting for Goodwill.

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

     Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of APB No. 25. See Note 13 for discussion of the pro forma net income calculated under FAS No. 123.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     Reclassifications: Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation.

NOTE 2 -- INITIAL PUBLIC OFFERING OF COMMON STOCK

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

NOTE 3 -- WEIGHTED AVERAGE SHARES OUTSTANDING

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All prior-period earnings per share data presented has been restated in accordance with SFAS 128. Weighted average shares outstanding are calculated as follows (thousands):

                                                         1997     1996     1995
                                                         ----     ----     ----
Weighted-average common shares outstanding -- basic
  earnings per share..................................  75,825   75,575   71,707
Dilutive effect of employee stock options.............   6,416    6,979       --
                                                        ------   ------   ------
Weighted-average common shares outstanding -- diluted
  earnings per share..................................  82,241   82,554   71,707
                                                        ======   ======   ======

     Due to the Company's loss from continuing operations for the year ended January 28, 1996, a calculation of earnings (loss) per common share assuming dilution is not required. Unexercised employee stock options to purchase 14.7 million common shares as of January 28, 1996 were not included in the weighted average shares outstanding calculation because to do so would have been antidilutive.

NOTE 4 -- ACQUISITION

     Effective October 20, 1997 the Company purchased 100% of the outstanding stock of Books etc., a London-based retailer of books and associated products for a purchase price of $71.1, allocated to primarily fixed assets, inventory and goodwill of $64.1. Books etc. currently operates 23 stores in the United Kingdom. The acquisition has been accounted for as a purchase. This transaction did not have a material impact on earnings in 1997.

NOTE 5 -- ACCOUNTING FOR GOODWILL

     Prior to completion of the Offering, the Company, as a subsidiary of Kmart, followed the accounting policies established by Kmart for its consolidated group and, accordingly, evaluated the overall recoverability of goodwill using projected undiscounted cash flows. At April 23, 1995, such goodwill aggregated $257.6, net of accumulated amortization of $38.6.

     The sale of common stock in the Offering generated net proceeds that were less than the historical book value of the Company, resulting in Kmart taking a write-off of its investment in the Company in the amount of $185.0. Subsequent trading activity in the Company's common stock immediately after the Offering did not result in any meaningful appreciation in value. As a result, the Company reevaluated its accounting policy regarding goodwill impairment and adopted a new policy for recognition and measurement of goodwill impairment based on a fair value approach. The Company believes fair value is a preferable method to assess

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

goodwill as it believes that the value at which the individual businesses could be bought and sold in an arms length transaction between a willing buyer and seller is the most objective evidence and, therefore, the most relevant measure of their value. This change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to operations of $182.0 in the second quarter of 1995. During the fourth quarter of 1995, the Company took an additional charge of $19.8 for Walden. The charges aggregated $132.2 for Borders, $16.2 for Planet Music and $53.4 for Walden. The charges for Walden and Planet Music represented all existing goodwill relating to those businesses.

     The Company's fair value methodology is applied to each of its businesses on a separate basis. In determining the fair value for a high growth retail business, the median price/earnings (P/E) multiple for similar growth retail companies is calculated based upon actual quoted market prices per share and analysts' consensus earnings estimates for these growth companies. This P/E multiple is applied to management's best estimates of the respective earnings for Borders and Books etc. to arrive at an overall fair value of the respective companies. The Company will continue to utilize the same basket of high-growth retailers in order to determine this multiple for Borders and Books etc. provided that there are no significant changes in the underlying characteristics of such companies. With respect to Walden, given its retail market maturity, a median earnings before depreciation and amortization, interest and taxes (EBITDA) multiple for mature companies was applied to management's best estimate of EBITDA to arrive at an overall fair value. Further, the calculation used by the Company is net of transaction costs, which are estimated at 5.5% and consist of assumed underwriting and other costs. In addition, when evaluating the need to record a goodwill impairment, the Company will evaluate whether there have been any temporary or permanent impairments, and will record appropriate charges (if any) to operations for permanent impairments in fair value. The Company will evaluate Borders and Books etc. for impairment every quarter, based on the above methodology. Since all goodwill related to the Walden and Planet Music businesses has been written-off, no further evaluations for impairment will be necessary. No write-downs of goodwill were required in 1997 or 1996.

NOTE 6 -- FAS NO. 121 -- ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS 121)

     The Company adopted FAS 121, effective as of the fourth quarter of 1995. The carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected discounted future cash flows. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is allocated to the assets being tested for recoverability. This change resulted in a pre-tax charge of $63.1 to operations in the fourth quarter of 1995. The charge consisted of $42.1 for leasehold improvements and furniture and fixtures of Walden stores, $14.5 for goodwill relating to such stores and $6.5 for leasehold improvements and furniture and fixtures of Planet Music. The impairment relating to Walden resulted principally from declining mall traffic and increasing superstore competition. Planet Music also faces intense competition from superstores resulting in declining gross margins. No writedowns of long-lived assets were required in 1997 or 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 7 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              1997      1996
                                                              ----      ----
Property and equipment:
  Land.....................................................  $  10.2   $    --
  Buildings................................................      5.7        --
  Leasehold improvements...................................    214.4     179.1
  Furniture and fixtures...................................    404.3     342.6
  Construction in progress.................................     20.6       2.6
                                                             -------   -------
                                                               655.2     524.3
Less -- accumulated depreciation and amortization..........   (281.5)   (235.1)
                                                             -------   -------
Property and equipment, net................................  $ 373.7   $(289.2)
                                                             =======   =======

NOTE 8 -- INCOME TAXES

     The income tax provision consists of:

                                                       1997        1996         1995
                                                       ----        ----         ----
Current:
  Federal..........................................    $42.7       $39.5       $  7.5
  State and local..................................      4.3         4.9          0.3
  Foreign..........................................      0.4          --           --
Deferred:
  Restructuring reserve............................      0.6         2.1         17.6
  FAS 121 impairment...............................      2.7         4.4        (17.0)
  Deferred compensation............................     (2.5)       (1.0)        (0.5)
  Differences in book and tax depreciation.........      5.1         1.9          3.4
  Inventory valuation differences..................     (2.3)       (4.1)        (3.6)
  Other............................................     (0.4)       (9.5)        (1.6)
                                                       -----       -----       ------
  Total income tax provision.......................    $50.6       $38.2       $  6.1
                                                       =====       =====       ======

     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                                       1997        1996         1995
                                                       ----        ----         ----
Federal statutory rate.............................    $45.8       $33.3       $(71.8)
State and local taxes, net of federal tax
  benefit..........................................      3.5         3.0          0.5
Goodwill amortization..............................      0.4         0.4          1.3
Goodwill writedowns................................       --          --         75.6
Other..............................................      0.9         1.5          0.5
                                                       -----       -----       ------
Total income tax provision.........................    $50.6       $38.2       $  6.1
                                                       =====       =====       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     Deferred tax assets and liabilities resulted from the following:

                                                                JANUARY 25,       JANUARY 26,
                                                                   1998              1997
                                                                -----------       -----------
Deferred tax assets:
  Federal benefit for state deferred taxes..................       $ 2.0             $ 2.6
  Accruals and other current liabilities....................        13.9              16.4
  Restructuring reserve.....................................         1.1               1.7
  Deferred revenue..........................................         7.0               6.8
  Other long-term liabilities...............................         2.0               2.6
  Deferred compensation.....................................         8.9               6.4
  Deferred rent.............................................        14.2              10.7
  FAS 121 impairment........................................         9.9              12.6
                                                                   -----             -----
  Total deferred tax assets.................................        59.0              59.8
                                                                   -----             -----
Deferred tax liabilities:
  Inventory.................................................         9.2              11.5
  Property and equipment....................................        19.4              14.3
  Other.....................................................         3.8               1.4
                                                                   -----             -----
  Total deferred tax liabilities............................        32.4              27.2
                                                                   -----             -----
Net deferred tax assets.....................................       $26.6             $32.6
                                                                   =====             =====

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

     During December 1996, the Company sold two million put options on the Company's common stock which had exercise prices of $16.75-$17.25 per share and expired on various dates between March 16, 1998 and April 15, 1998. The Company received proceeds of $4.5 million upon sale of the puts. The put options gave the holder the right to, at the Company's option, a net cash settlement or share repurchase. The total cash settlement that would have been required if the options were put would have been $34.1, resulting in an effective repurchase price, net of put proceeds of $14.82 per share. The $34.1 was reclassified to shares subject to repurchase on the consolidated balance sheet in 1996. During 1997, all two million put options were repurchased from the holders for $0.8.

     In November 1997, the Company entered into two interest rate swaps with a total notional amount of $66.9, which effectively converted variable rate foreign currency-denominated borrowings to fixed rates of 7.2% and 7.1%. These swap agreements expire within 3 and 5 years of the date the Company entered into the agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     In January 1998, the Company entered into a treasury rate lock with a total notional amount of $50.0 at a rate of 5.5%. This agreement expires within seven months of the date the Company entered into the agreement.

NOTE 10 -- DEBT

     In October 1997, the Company entered into a multicurrency credit agreement which provides a $425.0, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets and issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. This agreement replaced the Company's previous $300.0 credit facility. The Company had borrowings outstanding under the credit facility of $122.5 at January 25, 1998 and $30.0 at January 26, 1997. The weighted average interest rate in 1997 and 1996 was approximately 6.3% and 6.0%, respectively.

     The Company's long-term debt obligations consist of capital lease liabilities at January 25, 1998. Scheduled principal payments and capitalized lease obligations as of January 25, 1998 are as follows: 1998 -- $4.8; 1999 -- $0.3; 2000 -- $0.3; 2001 -- $0.3; 2002 -- $0.3; 2003 and, thereafter, -- $4.0.

NOTE 11 -- LEASES

     Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 5 to 20 years. Borders' leases generally contain multiple three to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Walden's leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance and insurance).

     Lease Commitments: Future minimum lease payments under operating leases at January 25, 1998 total $208.4 in 1998, $201.1 in 1999, $192.3 in 2000, $187.5 in
2001, $172.0 in 2002, $1,223.4 in all later years and, in the aggregate, total $2,184.7.

     Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

                                                         1997     1996     1995
                                                         ----     ----     ----
Rental Expenses:
  Minimum rentals.....................................  $190.3   $163.8   $138.7
  Percentage rentals..................................     2.7      3.3      5.1
                                                        ------   ------   ------
     Total............................................  $193.0   $167.1   $143.8
                                                        ======   ======   ======

     Capitalized Leases: The Company accounts for one store and certain computer equipment under capital leases. At January 25, 1998, the Company's commitments under leases accounted for as capital leases aggregated $5.5.

     Lease Financing Facility: In October 1997, the Company entered into a five-year, $250.0 lease financing facility to finance new stores and other property through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

project. This agreement replaced the Company's previous $150.0 lease financing facility. There was $157.9 and $102.6 outstanding under the lease facility at January 25, 1998 and January 26, 1997, respectively.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

     Employee Savings Plan: Employees of Borders who meet certain requirements as to age and service are eligible to participate in the Company's Savings Plan. The Company's expense related to this plan was $2.5, $2.8 and $2.3 for 1997, 1996 and 1995, respectively.

NOTE 13 -- STOCK-BASED BENEFIT PLANS

     Stock Option Plan: In February 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan) pursuant to which the Company may grant options to purchase its common stock. With the exception of certain option grants described below, the exercise price of options granted under the 1995 Plan will generally not be less than the fair value per share of the Company's common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. At January 25, 1998, the Company has 29.6 million shares authorized for the grant of stock options under the 1995 Plan.

     The Company has established a compensation philosophy that is designed to foster a performance-oriented, entrepreneurially-led ownership culture. The 1995 Plan is an integral part of the Company's employee ownership culture and compensation program. Options have been granted under the 1995 Plan to all full-time employees of the Company and its subsidiaries with 30 days or more of service, consisting of approximately 14,000 employees. The Company's executive compensation is heavily oriented toward equity incentives that includes a combination of stock and options which require at least some annual out-of-pocket investment in the business on the part of management. Restrictions on the equity incentives promote a long-term focus on the part of management and maximize retention of personnel. Management believes the equity incentives have been integral to its success in meeting operating objectives and reducing employee turnover since the Offering.

     In February 1995, the Company granted to certain senior management personnel options to purchase 4,866,867 restricted shares of common stock under the 1995 Plan (the Restricted Options). The exercise price of these options was generally $6.00 per share, representing a discount from fair value at date of grant. Such options were exercisable only at the time of the Offering. Options were exercised to purchase 1,974,000 shares of restricted stock in 1995. Restricted shares of common stock purchased upon exercise of the Restricted Options are restricted from sale or transfer for three years from the date the options were exercised. The remaining options not exercised were forfeited.

     The Company is recognizing compensation expense for the difference between the exercise price and the fair value per share at grant date of the Restricted Options. Such expense will be recognized over the three-year vesting period.

     Stock Purchase Plans: In connection with the Offering, the Company adopted a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company's senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company's common stock, at a 20% discount from the fair value of the same number of unrestricted shares of common stock. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The Employee Plan allows the Company's associates not covered under the Management Plan to purchase shares of the Company's common stock at a 15% discount from their fair-market value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The Company will recognize compensation expense for the discount on restricted shares of common stock purchased under the Management Plan. Such discount will be recognized as expense on a straight-line basis over the three-year period during which the shares are restricted from sale or transfer. Compensation expense under the Management Plan aggregated $1.2 in 1997, $0.4 in 1996 and $0.2 in 1995. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.

     Stock Appreciation Rights: In connection with its acquisition by Kmart, Borders established a stock appreciation rights (SARs) plan covering all employees at that date. Under the SARs plan, employees were entitled to receive a cash payment per share equal to the excess of the fair value of a Borders' share over the base price defined in the plan. In connection with the Offering, substantially all remaining SARs were converted to options on the Company's common stock.

     A summary of the information relative to the Company's stock option plans follows (number of shares in thousands):

                                                                              WEIGHTED
                                                               NUMBER         AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
STOCK OPTIONS
Outstanding at January 22, 1995.............................       --              --
  Granted...................................................   20,087          $ 6.92
  Exercised.................................................    1,985            5.91
  Forfeited.................................................    3,398            6.09
Outstanding at January 28, 1996.............................   14,704            7.25
  Granted...................................................    3,361           16.00
  Exercised.................................................      297            5.44
  Forfeited.................................................    1,581            9.19
Outstanding at January 26, 1997.............................   16,187            8.92
  Granted...................................................    8,304           27.99
  Exercised.................................................    1,800            3.43
  Forfeited.................................................    1,394           12.63
Outstanding at January 25, 1998.............................   21,297           16.58
  Exercisable at:
  January 28, 1996..........................................       --              --
  January 26, 1997..........................................    2,278            2.70
  January 25, 1998..........................................    2,791            9.51

     Certain options granted by the Company upon conversions of existing SARs at the time of the IPO were granted with exercise prices less than market value at the date of the grant. The weighted average exercise price and weighted average grant date fair value were $5.02 and $9.35, respectively for such grants. The weighted average fair values of options at their grant date where the exercise price equals the market price on the grant date were $12.27, $7.33 and $2.87 in 1997, 1996, and 1995 respectively.

     As permitted, the Company has adopted the disclosure-only option of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123). The pro forma net income (loss) had the Company adopted the fair-value accounting provisions of FAS 123 would have been $69.0, $50.8 and $(220.6) in 1997, 1996, and 1995 respectively. Pro forma diluted and basic earnings per share would have been $0.84, $0.62 and $(3.08) and $0.91, $.67, and $(3.08) in 1997, 1996 and 1995 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

                                                             1997            1996            1995
                                                             ----            ----            ----
Risk-Free Interest Rate.................................     5.5-6.8%        5.5-6.5%        5.0-7.4%
Expected Life...........................................  2-10 years      2-10 years      2-10 years
Expected Volatility.....................................   33.3-39.0%      33.3-40.0%      33.3-40.0%
Expected Dividends......................................           0%              0%              0%

     The following table summarizes the information regarding stock options outstanding at January 25, 1998 (number of shares in thousands):

                                      OUTSTANDING                             EXERCISABLE
                    -----------------------------------------------   ----------------------------
     RANGE OF        NUMBER     WEIGHTED AVERAGE   WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
  EXERCISE PRICES   OF SHARES    REMAINING LIFE     EXERCISE PRICE    OF SHARES    EXERCISE PRICE
  ---------------   ---------   ----------------   ----------------   ---------   ----------------
   $ 3.06-$ 4.64        899           2.2               $ 3.98           899           $ 3.98
   $ 6.86-$11.57      9,935           5.6                 8.26           999             7.64
   $14.25-$17.81      2,433           5.9                16.67           893            17.16
   $18.63-$27.50      1,879           6.8                22.97            --               --
   $28.56-$31.31      6,151           9.4                29.87            --               --

     A summary of the information relative to the Company's stock purchase plans follows (number of shares in thousands):

                                                       NUMBER      WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                      OF SHARES     PURCHASE PRICE     AT GRANT DATE FMV
                                                      ---------    ----------------    -----------------
STOCK ISSUED UNDER STOCK PURCHASE PLANS
Management Plan
  1995..............................................      93            $ 7.13              $ 8.91
  1996..............................................      48              9.33               11.67
  1997..............................................     923             18.09               22.62
Employee Plan
  1995..............................................     494              6.43                7.56
  1996..............................................     196             14.00               16.48
  1997..............................................     157             20.06               23.60

NOTE 14 -- SUBSEQUENT EVENT (UNAUDITED)

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores have filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18,1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                                      FISCAL 1997 QUARTER ENDED
                                                                --------------------------------------
                                                                APRIL      JULY     OCTOBER    JANUARY
                                                                -----      ----     -------    -------
                                                                     (DOLLARS IN MILLIONS EXCEPT
                                                                          PER SHARE AMOUNTS)
SALES.......................................................    $463.6    $466.3    $477.3     $858.8
Cost of merchandise sold (includes occupancy)...............     350.8     351.1     355.1      577.3
Operating Income............................................       1.8       2.3       2.2      131.7
Net Income..................................................       0.4       0.5       0.4       78.9
Basic earnings per common share.............................      0.01      0.01      0.01       1.05
Diluted earnings per common share...........................      0.00      0.01      0.00       0.96

                                                                      FISCAL 1996 QUARTER ENDED
                                                                --------------------------------------
                                                                APRIL      JULY     OCTOBER    JANUARY
                                                                -----      ----     -------    -------
SALES.......................................................    $404.0    $414.3    $413.5     $727.0
Cost of merchandise sold (includes occupancy)...............     310.8     316.4     314.3      496.3
Operating Income (loss).....................................      (3.7)     (2.0)     (2.9)     111.7
Net Income (loss)...........................................      (3.4)     (2.2)     (2.7)      66.2
Basic earnings (loss) per common share......................     (0.05)    (0.03)    (0.04)      0.88
Diluted earnings (loss) per common share....................     (0.05)    (0.03)    (0.04)      0.82

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Borders Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Borders Group, Inc. and its subsidiaries at January 25, 1998 and January 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 5 and Note 6 to the consolidated financial statements, the Company changed its accounting for goodwill impairment and adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1995.

PRICE WATERHOUSE LLP

Bloomfield Hills, Michigan
March 9, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of the Company:

             NAME                AGE                            POSITION
             ----                ---                            --------
Robert F. DiRomualdo...........  53    Chairman, Chief Executive Officer and Director

George R. Mrkonic..............  45    Vice Chairman and Director

Bruce A. Quinnell..............  48    President and Chief Operating Officer

Vincent E. Altruda.............  48    President, International

Thomas D. Carney...............  51    Vice President, General Counsel and Secretary

Richard L. Flanagan............  45    President, Borders Store Operations

Timothy J. Hopkins.............  44    President, Borders Group, Inc. Merchandising, Marketing
                                       and Distribution

Richard D. Joseph..............  41    Chairman and Chief Executive Officer, Books etc. Ltd.

Kenneth E. Scheve..............  51    Senior Vice President and Chief Financial Officer

Ronald S. Staffieri............  48    Chief Administrative Officer

Cedric J. Vanzura..............  34    Senior Vice President, Electronic Commerce and Fulfillment
                                       Services

Kathryn L. Winkelhaus..........  42    President, Walden Store Operations

Peter R. Formanek..............  54    Director

Amy B. Lane....................  45    Director

Victor L. Lund.................  50    Director

Larry Pollock..................  50    Director

Leonard A. Schlesinger.........  45    Director

     The Company's Certificate provides, among other things, that Directors will be elected annually for one year terms. Directors hold office until their successors are elected and qualified.

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

     George R. Mrkonic has served as the Vice Chairman of the Company since December 1994, and a Director since its formation in August 1994. He has also served as President of the Company from December 1994 until January 1997. Prior to joining the Company, Mr. Mrkonic served as Executive Vice President, Specialty Retailing Group of Kmart Corporation, where he had overall responsibility for the specialty retailing operations of Kmart including, among others, Borders and Walden, from November 1990 to November 1994. Mr. Mrkonic is also a director of Champion Enterprises, Inc., a manufacturer and seller of manufactured homes and mid-sized buses and Syntel, Inc., a computer software and development company.

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

     Vincent E. Altruda has served as President of the Company's international operations since December, 1997. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Development.

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

     Richard D. Joseph is the Chairman and Chief Executive Officer of Books etc. and has served in executive positions with Books etc. since he co-founded the company in 1981.

     Kenneth E. Scheve has served as Vice President Finance for Borders Group Inc. since February 1997. From 1994 through February 1997, Mr. Scheve served as Vice President, Finance for Walden. Prior to joining the company, Mr. Scheve served as Director -- Internal Audit, Specialty Retailing Group of Kmart Corporation from 1991 through 1994.

     Ronald S. Staffieri has been Chief Administrative Officer of the Company since January 1998. From July 1997 to January 1998, Mr. Staffieri served as President of Borders Outlet. Prior to joining the Company Mr. Staffieri was President and Chief Executive Officer of Lil' Things, a chain of children's superstores, from 1994 until January of 1997. From 1990 until 1994, Mr. Staffieri served as President and Chief Executive Officer of Kaybee Toy Stores, a division of Melville Corporation, and as a Vice President of Melville Corporation and a member of its Operating Committee.

     In June of 1997, Lil' Things filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and the business was liquidated in December of 1997.

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

     Victor L. Lund has served as a director of the Company since July, 1997. Mr. Lund has served as Chairman of the Board of American Stores Company, a food and drug retailer, since June 1995 and as its Chief Executive Officer since August 1992. He was President of American Stores Company from August 1992 until June 1995. Mr. Lund also serves as a director of American Stores Company.

     Larry Pollock has served as a director of the Company since August, 1995. Mr. Pollock became Executive Vice President and Chief Operating Officer of HomePlace, Inc., a chain of home furnishings and housewares superstores, in January of 1997 and was elected President of HomePlace, Inc. in October of 1997. From 1994 until 1996, he served as the President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer. From 1990 through 1993, Mr. Pollock served as President and Chief Operating Officer of Karten's Jewelers, Inc., a New England jewelry chain. Mr. Pollock is a partner of Independent Group L.P., a privately-held radio broadcasting company based in Cleveland, Ohio, and a director of New West Eyeworks, Inc., a retail optical company.

     In January of 1998, HomePlace, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code.

     Leonard A. Schlesinger has served as a director of the Company since August, 1995. Mr. Schlesinger is currently the George Fisher Baker, Jr. Professor of Business Administration at the Harvard Business School. He has served as a faculty member at the Harvard Business School for more than five years. Mr. Schlesinger serves as a director of The Limited, Inc., a specialty retailer, Pegasystems, Inc., a customer service software company, and GC Companies, Inc., a motion picture exhibition company.

     Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

COMMITTEES

     The Audit Committee was established for the purpose of reviewing and making recommendations regarding the Company's employment of independent accountants, the annual audit of the Company's financial statements and the Company's internal controls, accounting practices and policies. The current members of the Audit Committee are Mr. Lund and Ms. Lane.

     The Compensation Committee was established for the purpose of making recommendations to the Board of Directors regarding the nature and amount of compensation for executive officers of the Company. The Compensation Committee also administers certain of the Company's employee benefit plans. The current members of the Compensation Committee are Mr. Formanek, Mr. Pollock, and Mr. Schlesinger.

COMPENSATION OF DIRECTORS

     For service as a director during 1997, each director who is not an employee of the Company received $25,000 in restricted shares of Common Stock (the "Restricted Shares") paid at the beginning of the relevant calendar year, or, in the case of Mr. Lund, a percentage of such amount based upon the period during 1997 in which he served as a director. The restrictions on such Restricted Shares will generally lapse one year from the date of grant. Each director who is not an employee of the Company also received $1,000 in Common Stock for each board meeting attended, and $500 in Common Stock for each committee meeting attended, paid at the end of the calendar quarter in which the meetings occurred. Such Common Stock cannot be sold until at least six months after the date of grant.

     Commencing in 1998, in lieu of the annual retainer and meeting fees described above, each director who is not an employee of the Company will receive 2,000 Restricted Shares at the beginning of each year, subject to a maximum value of $75,000.

     On the date of each of the Company's Annual Meetings, each eligible director receives an option to purchase 5,000 shares of common stock of the Company. The exercise price of option granted under the Plan is the fair market value on the date of grant. To be eligible to receive option grants at the Annual Meetings to be held in 1998 and 1999 and thereafter, a director generally must have held at least 15,000 and 20,000 shares, respectively, for the one-year period prior to the date of the meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for the Company's May 14, 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the heading "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's May 14, 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     N/A

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1(6)    Agreement and Plan of Merger dated as of April 8, 1997
           between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(6)    Articles of Incorporation of Borders Group, Inc.
 3.3(6)    Bylaws of the Borders Group, Inc.
10.1(1)    Stockholder Agreement dated as of February 17, 1995, between
           Borders Group, Inc. and Kmart Corporation.
10.2(2)    Employment Agreement dated as of February 1, 1995 between
           Borders Group, Inc. and Robert F. DiRomualdo.
10.3(1)    Employment Agreement dated as of November 15, 1994 among
           Borders Group, Inc., Walden Book Company, Inc. and George R.
           Mrkonic.
10.4(5)    Form of Severance Agreement.
10.5(1)    1992 Stock Appreciation Rights Plan of Borders, Inc.
10.6(6)    Borders Group, Inc. Stock Option Plan.
10.7(3)    Tax Allocation Agreement dated May 24, 1995 between Borders
           Group, Inc. and Kmart Corporation.
10.8(3)    Lease Guaranty Agreement dated May 24, 1995 between Borders
           Group, Inc. and Kmart Corporation.
10.9(2)    Management Stock Purchase Plan.
10.10(7)   First Amendment to the Management Stock Purchase Plan.
10.11      Second Amendment to the Management Stock Purchase Plan.
10.12(2)   Employee Stock Purchase Plan.
10.13(4)   First Amendment to the Employee Stock Purchase Plan.
10.14(6)   Annual Incentive Bonus Plan.
10.15(2)   Director Stock Plan.
10.16      First Amendment to the Director Stock Plan.
10.17      Second Amendment to the Director Stock Plan.
10.18(7)   Amended and Restated Multicurrency Credit Agreement among
           Borders Group, Inc., its subsidiaries and Parties thereto.
10.19(7)   Amended and Restated Participation Agreement among Borders
           Group, Inc., its subsidiaries and parties thereto.
10.20(7)   Appendix A to Participation Agreement among Borders Group,
           Inc., its subsidiaries and parties thereto.
10.21(7)   Amended and Restated Credit Agreement among Borders Group,
           Inc., its subsidiaries and Parties thereto.
10.22(7)   Amended and Restated Guarantee Agreement among Borders
           Group, Inc., its subsidiaries and Parties thereto.
10.23(5)   Agreement dated April 19, 1996, between Borders Group, Inc.
           and Richard L. Flanagan.
10.24(5)   Agreement dated April 19, 1996, between Borders Group, Inc.
           and Bruce A. Quinnell.
18.1 (3)   Letter of Price Waterhouse LLP dated July 17, 1995.
21.1       Subsidiaries of Registrant.
23.1       Consent of Price Waterhouse LLP.
27         Financial Data Schedule.

-------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-90016).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-90918).

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(4) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-80643).

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

(6) Incorporated by reference from the Company's Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     During the 13 week period ended October 26, 1997, one report was filed on form 8-K under Item 9 -- Sales of Equity Securities Pursuant to Regulation 5 which related to the acquisition of Books etc. This report was dated October 21, 1997 and filed on November 4, 1997 (File No. 1-13740).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BORDERS GROUP, INC.
                                  (Registrant)

                                          BY:    /s/ ROBERT F. DIROMUALDO
                                             -----------------------------------
                                                    Robert F. DiRomualdo
                                                Chairman and Chief Executive
                                                           Officer

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

                    NAME                                          TITLE                           DATE
                    ----                                          -----                           ----

          /s/ ROBERT F. DIROMUALDO                  Chairman, Chief Executive Officer        April 24, 1998
---------------------------------------------       and Director
            Robert F. DiRomualdo

            /s/ GEORGE R. MRKONIC                   Vice Chairman and Director               April 24, 1998
---------------------------------------------
              George R. Mrkonic

            /s/ KENNETH E. SCHEVE                   Senior Vice President and Chief          April 24, 1998
---------------------------------------------       Financial Officer (Principal
              Kenneth E. Scheve                     Financial and Accounting Officer)

            /s/ PETER R. FORMANEK                   Director                                 April 24, 1998
---------------------------------------------
              Peter R. Formanek

               /s/ AMY B. LANE                      Director                                 April 24, 1998
---------------------------------------------
                 Amy B. Lane

             /s/ VICTOR L. LUND                     Director                                 April 24, 1998
---------------------------------------------
               Victor L. Lund

              /s/ LARRY POLLOCK                     Director                                 April 24, 1998
---------------------------------------------
                Larry Pollock

         /s/ LEONARD A. SCHLESINGER                 Director                                 April 24, 1998
---------------------------------------------
           Leonard A. Schlesinger

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1(6)    Agreement and Plan of Merger dated as of April 8, 1997
           between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(6)    Articles of Incorporation of Borders Group, Inc.
 3.3(6)    Bylaws of the Borders Group, Inc.
10.1(1)    Stockholder Agreement dated as of February 17, 1995, between
           Borders Group, Inc. and Kmart Corporation.
10.2(2)    Employment Agreement dated as of February 1, 1995 between
           Borders Group, Inc. and Robert F. DiRomualdo.
10.3(1)    Employment Agreement dated as of November 15, 1994 among
           Borders Group, Inc., Walden Book Company, Inc. and George R.
           Mrkonic.
10.4(5)    Form of Severance Agreement.
10.5(1)    1992 Stock Appreciation Rights Plan of Borders, Inc.
10.6(6)    Borders Group, Inc. Stock Option Plan.
10.7(3)    Tax Allocation Agreement dated May 24, 1995 between Borders
           Group, Inc. and Kmart Corporation.
10.8(3)    Lease Guaranty Agreement dated May 24, 1995 between Borders
           Group, Inc. and Kmart Corporation.
10.9(2)    Management Stock Purchase Plan.
10.10(7)   First Amendment to the Management Stock Purchase Plan.
10.11      Second Amendment to the Management Stock Purchase Plan.
10.12(2)   Employee Stock Purchase Plan.
10.13(4)   First Amendment to the Employee Stock Purchase Plan.
10.14(6)   Annual Incentive Bonus Plan.
10.15(2)   Director Stock Plan.
10.16      First Amendment to the Director Stock Plan.
10.17      Second Amendment to the Director Stock Plan.
10.18(7)   Amended and Restated Multicurrency Credit Agreement among
           Borders Group, Inc., its subsidiaries and Parties thereto.
10.19(7)   Amended and Restated Participation Agreement among Borders
           Group, Inc., its subsidiaries and parties thereto.
10.20(7)   Appendix A to Participation Agreement among Borders Group,
           Inc., its subsidiaries and parties thereto.
10.21(7)   Amended and Restated Credit Agreement among Borders Group,
           Inc., its subsidiaries and Parties thereto.
10.22(7)   Amended and Restated Guarantee Agreement among Borders
           Group, Inc., its subsidiaries and Parties thereto.
10.23(5)   Agreement dated April 19, 1996, between Borders Group, Inc.
           and Richard L. Flanagan.
10.24(5)   Agreement dated April 19, 1996, between Borders Group, Inc.
           and Bruce A. Quinnell.
18.1 (3)   Letter of Price Waterhouse LLP dated July 17, 1995.
21.1       Subsidiaries of Registrant.
23.1       Consent of Price Waterhouse LLP.
27         Financial Data Schedule.

-------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-90016).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-90918).

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(4) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-80643).

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

(6) Incorporated by reference from the Company's Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).