Form 10-Q/A
period 1997-10-26
BORDERS GROUP INC
filed 1998-06-10
CIK 940510

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10 - Q

                                AMENDMENT # 1


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




                                    (14)

                              INDEX TO EXHIBITS



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

  EX. 27                        FINANCIAL DATA SCHEDULE