Form 10-Q
period 1998-04-26
BORDERS GROUP INC
filed 1998-06-10
CIK 940510

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 26, 1998

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

                                                         SHARES OUTSTANDING, AS OF
               TITLE OF CLASS                                  JUNE 2, 1998
---------------------------------------------  ---------------------------------------------
                COMMON STOCK                                    76,636,344

================================================================================

                              BORDERS GROUP, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
                        PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      1
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7
                         PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     11
Item 2.    Changes in Securities.......................................    N/A
Item 3.    Defaults Upon Senior Securities.............................    N/A
Item 4.    Submission of Matters to a Vote of Securityholders..........    N/A
Item 5.    Other Information...........................................    N/A
Item 6.    Exhibits and Reports on Form 8-K............................     11
Signatures.............................................................     12

                              BORDERS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                    13 WEEKS ENDED
                                                                ----------------------
                                                                APRIL 26,    APRIL 27,
                                                                  1998         1997
                                                                ---------    ---------
Sales.......................................................     $545.3       $463.6
Cost of merchandise sold, including occupancy costs.........      405.5        350.8
                                                                 ------       ------
Gross margin................................................      139.8        112.8
Selling, general and administrative expenses................      129.8        110.4
Pre-opening expense.........................................        0.3          0.3
Goodwill amortization.......................................        0.7          0.3
                                                                 ------       ------
Operating income............................................        9.0          1.8
Interest expense............................................        2.7          1.0
                                                                 ------       ------
Income before income tax....................................        6.3          0.8
Income tax expense..........................................        2.5          0.4
                                                                 ------       ------
Net income..................................................     $  3.8       $  0.4
                                                                 ======       ======
EARNINGS PER COMMON SHARE DATA --
  Diluted earnings per common share.........................     $ 0.05       $ 0.00
                                                                 ======       ======
  Diluted weighted average common shares outstanding (in
     thousands).............................................     83,027       81,869
                                                                 ======       ======
  Basic earnings per common share...........................     $ 0.05       $ 0.01
                                                                 ======       ======
  Basic weighted average common shares outstanding (in
     thousands).............................................     75,772       75,836
                                                                 ======       ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                  (UNAUDITED)

                                                              APRIL 26,    APRIL 27,    JANUARY 25,
                                                                1998         1997          1998
                                                              ---------    ---------    -----------
ASSETS
Current Assets
  Cash......................................................  $   49.7     $   33.2      $   65.1
  Merchandise inventories...................................     926.0        750.6         879.1
  Accounts receivable and other current assets..............      68.6         49.4          74.2
                                                              --------     --------      --------
       Total Current Assets.................................   1,044.3        833.2       1,018.4
Property and equipment, net of accumulated depreciation of
  $293.1, $247.7 and $281.5, respectively...................     390.9        291.0         373.7
Other assets and deferred charges...........................      33.1         36.8          33.3
Goodwill, net of accumulated amortization of $43.8, $41.8,
  and $43.1, respectively...................................     108.6         38.2         109.5
                                                              --------     --------      --------
                                                              $1,576.9     $1,199.2      $1,534.9
                                                              ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt and capital lease obligations due within
     one year...............................................  $  224.3     $   80.5      $  127.3
  Trade accounts payable....................................     485.2        351.0         480.7
  Accrued payroll and other liabilities.....................     179.8        159.3         210.8
  Taxes, including income taxes.............................      22.0         17.0          62.6
                                                              --------     --------      --------
       Total Current Liabilities............................     911.3        607.8         881.4
Long-term debt and capital lease obligations................       5.2          5.9           5.2
Other long-term liabilities.................................      51.6         39.7          50.2
Commitments and contingencies (Note 2)                              --           --            --
                                                              --------     --------      --------
       Total Liabilities....................................     968.1        653.4         936.8
                                                              --------     --------      --------
Shares subject to repurchase................................        --         34.1            --
                                                              --------     --------      --------
Stockholders' Equity
Common stock; 200,000,000 shares authorized; 76,163,408,
  76,018,954 and 75,395,988 issued and outstanding at April
  26, 1998, April 27, 1997, and January 25, 1998,
  respectively..............................................     666.3        648.3         661.0
Officers receivables and deferred compensation..............      (5.5)        (1.1)         (6.3)
Accumulated other comprehensive income......................      (0.1)          --          (0.9)
Accumulated deficit.........................................     (51.9)      (135.5)        (55.7)
                                                              --------     --------      --------
       Total Stockholders' Equity...........................     608.8        511.7         598.1
                                                              --------     --------      --------
                                                              $1,576.9     $1,199.2      $1,534.9
                                                              ========     ========      ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              BORDERS GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 13 WEEKS ENDED APRIL 26, 1998
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                         DEFERRED       ACCUMULATED       RETAINED
                                   COMMON STOCK        COMPENSATION        OTHER          EARNINGS
                               --------------------    AND OFFICERS    COMPREHENSIVE    (ACCUMULATED
                                 SHARES      AMOUNT    RECEIVABLES        INCOME          DEFICIT)      TOTAL
                                 ------      ------    ------------    -------------    ------------    -----
BALANCE AT 1/25/98...........  75,395,998    $661.0       $(6.3)           $(0.9)          $(55.7)      $598.1
Net income...................          --        --          --               --              3.8          3.8
Issuance of common stock.....     767,410       5.3          --               --               --          5.3
Currency translation
  adjustment.................          --        --          --              0.8               --          0.8
Change in receivables and
  deferred compensation......          --        --         0.8               --               --          0.8
                               ----------    ------       -----            -----           ------       ------
BALANCE AT 4/26/98...........  76,163,408    $666.3       $(5.5)           $(0.1)          $(51.9)      $608.8
                               ==========    ======       =====            =====           ======       ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                    13 WEEKS ENDED
                                                                ----------------------
                                                                APRIL 26,    APRIL 27,
                                                                  1998         1997
                                                                ---------    ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income..................................................     $  3.8       $  0.4
Adjustments to reconcile net income to operating cash flows:
  Depreciation and goodwill amortization....................       15.5         12.0
  Change in other long-term assets and liabilities..........        1.6         14.9
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories................................      (46.9)       (13.1)
     Increase in accounts payable...........................        4.5          0.9
     Other, net.............................................      (63.2)       (68.1)
                                                                 ------       ------
Net cash used for operations................................      (84.7)       (53.0)
                                                                 ------       ------
INVESTING
Capital expenditures........................................      (32.0)       (14.2)
                                                                 ------       ------
Net cash used for investing.................................      (32.0)       (14.2)
                                                                 ------       ------
FINANCING
Net funding from credit facility............................       97.0         50.0
Issuance of common stock....................................        3.4          6.0
Repurchase of common stock..................................         --         (5.9)
Other, net..................................................        0.9          7.7
                                                                 ------       ------
Net cash provided by financing..............................      101.3         57.8
                                                                 ------       ------
NET DECREASE IN CASH AND EQUIVALENTS........................      (15.4)        (9.4)
Cash and equivalents at beginning of year...................       65.1         42.6
                                                                 ------       ------
Cash and equivalents at end of period.......................     $ 49.7       $ 33.2
                                                                 ======       ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              BORDERS GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 25, 1998 (the 1997 consolidated financial statements).

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 26, 1998, the Company operated 206 superstores under the Borders name, including one in Singapore, 903 mall-based and other bookstores primarily under the Waldenbooks name and in the United Kingdom, 24 bookstores under the Books etc. name.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

     There are various claims, lawsuits, and actions pending against the Company and its subsidiaries which are incident to their operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

     During 1994, the Company entered into an agreement in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Since February 1995, Kmart has failed to maintain investment grade ratings and therefore these notes are now subject to put by the holder. To date, the holder has not exercised its rights to put the notes. The Company does not believe that the note purchase, if required, would have a material effect on the Company's financial position or earnings.

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging that the defendants receive from publishers more favorable pricing and other terms of sale than are available to plaintiffs in violation of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18,1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action. The plaintiffs have not specified the amount of their monetary claims and the Company is not able to estimate the amount of such claims at this time.

                              BORDERS GROUP, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- FINANCING

     Credit Facility: The Company has a multicurrency credit agreement which provides a $425.0, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from the vesting of restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $223.8 at April 26, 1998 and $122.5 at January 25, 1998.

     Lease Financing Facility: The Company has a five-year, $250.0 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $180.6 outstanding under the lease facility at April 26, 1998 and $157.9 at January 25, 1998.

NOTE 4 -- CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 26, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments pursuant to FAS No. 52, "Foreign Currency Translation," as follows:

                                                              APRIL 26,   APRIL 27,
                                                                1998        1997
                                                              ---------   ---------
Net earnings................................................    $ 3.8       $0.4
Other comprehensive income:
  Foreign currency translation adjustments..................      1.3         --
  Related tax effect........................................     (0.5)        --
                                                                -----       ----
                                                                  0.8         --
                                                                -----       ----
Total comprehensive income..................................    $ 4.6       $0.4
                                                                =====       ====

     Effective January 26, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized, and requires prospective adoption. Costs incurred as part of the preliminary project stage or post-implementation/operation stage of computer software development must be expensed as incurred. Costs incurred as part of the application development stage of computer software development must be capitalized. Adoption of this SOP did not have a material impact on the Company's financial position or results of operations for the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 26, 1998, the Company operated 206 superstores under the Borders name, including one in Singapore, 903 mall-based and other bookstores primarily under the Waldenbooks name and in the United Kingdom, 24 bookstores under the Books etc. name.

     The Company's first quarters of 1998 and 1997 consisted of the 13 weeks ended April 26, 1998 and April 27, 1997, respectively.

RESULTS OF OPERATIONS

     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:

                                                                    13 WEEKS ENDED
                                                                ----------------------
                                                                APRIL 26,    APRIL 27,
                                                                  1998         1997
                                                                ---------    ---------
Sales.......................................................      100.0%       100.0%
Cost of merchandise sold, including occupancy costs.........       74.4         75.7
                                                                  -----        -----
Gross margin................................................       25.6         24.3
Selling, general and administrative expenses................       23.8         23.8
Pre-opening expense.........................................         --          0.1
Goodwill amortization.......................................        0.1          0.1
                                                                  -----        -----
Operating income............................................        1.7          0.4
Interest expense............................................        0.5          0.2
                                                                  -----        -----
Income before income taxes..................................        1.2          0.2
Income tax expense..........................................        0.5          0.1
                                                                  -----        -----
Net income..................................................        0.7%         0.1%
                                                                  =====        =====

STORE ACTIVITY

     The Company's store activity is summarized below:

                                                                                         YEAR
                                                                  QUARTER ENDED          ENDED
                                                              ---------------------   -----------
                                                              APRIL 26,   APRIL 27,   JANUARY 25,
                                                                1998        1997         1998
                                                              ---------   ---------   -----------
BORDERS SUPERSTORES
Beginning number of stores..................................     203         157          157
Openings....................................................       3           6           46
                                                                 ---         ---          ---
Ending number of stores.....................................     206         163          203
                                                                 ===         ===          ===
WALDEN MALL BOOKSTORES
Beginning number of stores..................................     923         961          961
Openings....................................................       4           1            8
Closings....................................................     (24)        (32)         (46)
                                                                 ---         ---          ---
Ending number of stores.....................................     903         930          923
                                                                 ===         ===          ===

13 WEEKS ENDED APRIL 26, 1998 AND APRIL 27, 1997

     Sales in the first quarter of 1998 were $545.3 million, an $81.7 million, or 17.6%, increase over first quarter 1997 sales of $463.6 million. This increase reflects a $71.5 million, or 27.1%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 4.5%. This increase was offset in part by a decline in Walden sales of $5.6 million due to store closings and a comparable store sales decrease of 0.9%.

     Cost of merchandise sold, including occupancy costs, was $405.5 million in the first quarter of 1998, as compared with $350.8 million in the first quarter of 1997. Gross margin as a percentage of sales was 25.6% in 1998 versus 24.3% in 1997. The 1.3% increase in gross margin primarily reflects buying improvements resulting in a higher initial product margin, and tighter control of inventory shrinkage.

     Selling, general and administrative ("SG&A") expenses in the first quarter of 1998 were up $19.4 million, or 17.6%, over SG&A expenses in the first quarter of 1997 ($129.8 million versus $110.4 million). As a percentage of sales, SG&A expenses were 23.8% in 1998, consistent with 23.8% in the first quarter of 1997 due to increased spending on strategic initiatives which offset operating leverage in the Company's core business.

     Pre-opening expense in the first quarter of 1998 was $0.3 million versus $0.3 million from the same period in 1997. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 3 Borders superstores and 4 Walden stores in the first quarter of 1998 as compared to 6 Borders superstores and 1 Walden store in the first quarter of 1997.

     Goodwill amortization was $0.7 million in the first quarter of 1998 versus $0.3 million from the same period in 1997. The increase of $0.4 is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

     Interest expense was $2.7 million in the first quarter of 1998 as compared to $1.0 million in 1997. The increase of $1.7 million is primarily related to interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

     Income tax expense in the first quarter of 1998 was $2.5 million as compared to $0.4 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

     Net cash used for operations for the 13 weeks ended April 26, 1998 was $84.7 million as compared to $53.0 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflects net income and non-cash depreciation and amortization expense of $15.5 million. Operating cash outflows for the period were primarily the result of inventory purchases and a decrease in taxes payable during the period.

     Net cash used for investing for the first 13 weeks of 1998 was $32.0 million as compared to $14.2 million in the first 13 weeks of 1997, and primarily represents capital expenditures for new stores and the addition of the new fulfillment center in Nashville.

     Net cash provided by financing in the first 13 weeks of 1998 was $101.3 million versus $57.8 million in the first 13 weeks of 1997. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

     On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores and international expansion programs.

     The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements for at least two to three years.

     The Company has a multicurrency credit agreement which provides a $425.0 million, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from the vesting of restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $223.8 at April 26, 1998 and $122.5 at January 25, 1998.

     The Company has a five year, $250.0 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 45 properties financed through the lease facility, with a financed value of $180.6 million, at April 26, 1998. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. The mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. Since February 1995, Kmart has failed to maintain investment grade ratings, and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes. The Company does not believe that the note purchase, if required, would have a material effect on the Company's financial position or earnings.

     The Company currently has a program in place to repurchase its common stock up to a limit of $100 million plus the aggregate exercise price of options that are exercised from time to time and the aggregate tax benefits to the Company from the exercise of options and the vesting of restricted shares purchased by employees from the Company. As of April 26, 1998, the aggregate limit on repurchases under the program was approximately $113.6 million. It is the Company's intention to repurchase its common stock through a combination of market purchases, share withholding to pay taxes associated with the exercise of options and the vesting of restricted shares, and the acceptance of previously owned shares to pay such taxes or the exercise price of options. As of April 26, 1998, the Company had repurchased $61.8 million of common stock under this program. No shares are repurchased during the first quarter of 1998. Subsequent to the first quarter of 1998, $25.2 million of common stock was repurchased under the program.

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

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging that the defendants receive from publishers more favorable pricing and other terms of sale than are available to plaintiffs in violation of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18,1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action. The plaintiffs have not specified the amount of their monetary claims and the Company is not able to estimate the amount of such claims at this time.

SAFE HARBOR STATEMENT

     Certain of the statements set forth above are forward looking statements within the meaning of the Securities Exchange Act of 1934. Such statements are based upon management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Factors that could cause actual results to differ materially from those in the forward looking statements include, among other things, consumer demand for the Company's products, which is believed to be related to overall consumer spending patterns and, with respect to the mall business, overall mall traffic; an unexpected increase in competition; higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; unanticipated work stoppages; higher than anticipated costs associated with the closing of underperforming stores; unanticipated increases in the cost of the merchandise sold by the Company; the performance of the Company's new strategic initiatives, including the Internet and international expansion; the stability and capacity of the Company's information systems; unanticipated costs or problems relating to the Company's Year 2000 compliance; changes in foreign currency exchange rates; and the continued ability of the Company to locate and develop suitable sites for its superstore expansion program.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in or affected by litigation incidental to the conduct of its respective businesses. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its liquidity, financial position or results of operations.

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging that the defendants receive from publishers more favorable pricing and other terms of sale than are available to plaintiffs in violation of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action. The plaintiffs have not specified the amount of their monetary claims and the Company is not able to estimate the amount of such claims at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

          (a) Exhibits:

           27.0 Financial Data Schedule

          (b) Reports on Form 8-K: none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          BORDERS GROUP, INC.
                                          (Registrant)

Date: June 10, 1998                       By: /s/ KENNETH E. SCHEVE

                                            ------------------------------------
                                            Kenneth E. Scheve
                                            Senior Vice President and Chief
                                              Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

    EXHIBIT NO.                 DESCRIPTION
    -----------                 -----------
         27                     Financial Data Schedule