Form 10-Q
period 1998-07-26
BORDERS GROUP INC
filed 1998-09-09
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 26, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_______________ to________________ .

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


              500 East Washington Street, Ann Arbor, Michigan 48104
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (734) 477-1100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----
     Title of Class                               Shares Outstanding As of
     --------------
      Common Stock                                     August 17, 1998
                                                     ------------------
                                                         76,776,134
                                                        ------------

                               BORDERS GROUP, INC.



                                      INDEX



Part I - Financial Information

                                                                           Page

     Item 1.       Financial Statements                                      1

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               11

     Item 3.       Quantitative and Qualitative Disclosures about
                   Market Risk                                             N/A

Part II - Other information

     Item 1.       Legal Proceedings                                        18

     Item 2.       Changes in Securities                                   N/A

     Item 3.       Defaults Upon Senior Securities                         N/A

     Item 4.       Submission of Matters to a vote of
                   Securityholders                                          19

     Item 5.       Other Information                                       N/A

     Item 6.       Exhibits and Reports on Form 8-K                         20


Signatures                                                                  21

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)


                                                                              13 WEEKS ENDED
                                                                 JULY 26,                       JULY 27,
                                                                  1998                            1997
                                                              ---------------                ----------------

Sales                                                         $         546.0                $          466.3
Cost of merchandise sold, including                                     406.1                           351.1
occupancy costs
                                                              ---------------                ----------------

Gross margin                                                            139.9                           115.2
Selling, general and administrative expenses                            130.5                           111.1
Pre-opening expense                                                       0.8                             1.6
Goodwill amortization                                                     0.7                             0.2
                                                              ---------------                ----------------

Operating income                                                          7.9                             2.3
Interest expense                                                          4.0                             1.4
                                                              ---------------                ----------------

Income before income tax                                                  3.9                             0.9
Income tax expense                                                        1.5                             0.4
                                                              ---------------                ----------------

Net income                                                    $           2.4                $            0.5
                                                              ===============                ================


EARNINGS PER COMMON SHARE DATA --
   Diluted earnings per common share                          $          0.03                $           0.01
                                                              ===============                ================
   Diluted weighted average common shares
   outstanding (in thousands)                                          83,449                          82,651
                                                              ===============                ================

   Basic earnings per common share                            $          0.03                $           0.01
                                                              ===============                ================
   Basic weighted average common shares
   outstanding (in thousands)                                          76,682                          76,286
                                                              ===============                ================





           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                                      (1)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)


                                                                            26 WEEKS ENDED
                                                                 JULY 26,                       JULY 27,
                                                                  1998                            1997
                                                            -----------------              ------------------

Sales                                                            $ 1,091.2                      $ 929.9
Cost of merchandise sold, including                                  811.5                        701.9
occupancy costs
                                                                 ---------                      -------

Gross margin                                                         279.7                        228.0
Selling, general and administrative expenses                         260.3                        221.5
Pre-opening expense                                                    1.1                          1.9
Goodwill amortization                                                  1.4                          0.5
                                                                 ---------                      -------

Operating income                                                      16.9                          4.1
Interest expense                                                       6.7                          2.4
                                                                 ---------                      -------

Income before income tax                                              10.2                          1.7
Income tax expense                                                     4.0                          0.8
                                                                 ---------                      -------

Net income                                                       $     6.2                      $   0.9
                                                                 =========                      =======


EARNINGS PER COMMON SHARE DATA --
   Diluted earnings per common share                             $    0.07                      $  0.01
                                                                 =========                      =======
   Diluted weighted average common shares                           83,238                       82,260
   outstanding (in thousands)
                                                                 =========                      =======

   Basic earnings per common share                               $    0.08                      $  0.01
                                                                 =========                      =======
   Basic weighted average common shares
   outstanding (in thousands)                                       76,227                       76,061
                                                                 =========                      =======




           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                                       (2)

                               BORDERS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                       7/26/98             7/27/97              1/25/98

ASSETS
Current Assets
Cash                                                            $         44.8     $          56.8     $           65.1
Merchandise inventories                                                  888.8               719.4                879.1
Accounts receivable and other current
assets                                                                    54.9                50.5                 74.2
                                                                --------------     ---------------     ----------------
Total Current Assets                                                     988.5               826.7              1,018.4
Property and equipment, net of
accumulated depreciation of $306.8,
$259.6 and $281.5, respectively                                          418.1               307.0                373.7
Other assets and deferred charges                                         32.7                36.5                 33.3
Goodwill, net of accumulated
amortization of $44.5, $42.0, and
$43.1, respectively                                                      107.5                43.9                109.5
                                                                --------------     ---------------     ----------------
Total Assets                                                    $      1,546.8     $       1,214.1     $        1,534.9
                                                                ==============     ===============     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt and capital lease
obligations due within one year                                 $        291.5     $         112.0     $          127.3
Trade accounts payable                                                   382.8               326.7                480.7
Accrued payroll and other liabilities                                    170.6               157.8                210.8
Taxes, including income taxes                                               --                25.7                 62.6
                                                                --------------     ---------------     ----------------
Total Current Liabilities                                                844.9               622.2                881.4
Long-term debt and capital lease
obligations                                                                5.1                 5.5                  5.2
Other long-term liabilities                                               52.9                37.4                 50.2
Commitments and contingencies (Note 2)                                      --                  --                   --
                                                                --------------     ---------------     ----------------
Total Liabilities                                                        902.9               665.1                936.8
                                                                --------------     ---------------     ----------------
Stockholders' Equity
Common stock; 200,000,000 shares
authorized; 77,070,613, 76,460,53 and
75,395,988 issued and outstanding at July
26, 1998, July 27, 1997, and January 25,
1998, respectively                                                       700.1               685.2                661.0

Officers receivable and deferred
compensation                                                              (5.0)               (1.2)                (6.3)
Accumulated other comprehensive income                                    (1.7)                 --                 (0.9)
Accumulated deficit                                                      (49.5)             (135.0)               (55.7)
                                                                --------------     ---------------     ----------------
Total Stockholders' Equity                                               643.9               549.0                598.1
                                                                --------------     ---------------     ----------------
                                                                $      1,546.8     $       1,214.1     $        1,534.9
                                                                ==============     ===============     ================


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.




                                      (3)

                               BORDERS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 26 WEEKS ENDED JULY 26, 1998
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                  DEFERRED     ACCUMULATED     RETAINED
                                                                                 COMPENSATION     OTHER        EARNINGS
                                                           COMMON STOCK          AND OFFICERS  COMPREHENSIVE (ACCUMULATED
                                                      SHARES          AMOUNT      RECEIVABLES     INCOME       DEFICIT)      TOTAL
                                                   -----------       --------     -----------  -------------   --------   ---------

BALANCE AT 1/25/98                                  75,395,998       $  661.0       $ (6.3)      $ (0.9)       $ (55.7)    $  598.1

Net income                                                --             --            --           --             6.2          6.2

Issuance of common                                   1,734,615           41.0          --           --             --          41.0
stock

Repurchase and retirement of common stock              (60,000)          (1.9)         --           --             --          (1.9)

Currency translation adjustment                           --             --            --          (0.8)           --          (0.8)

Change in receivable
and deferred compensation                                 --             --            1.3          --             --           1.3
                                                   -----------       --------       ------       ------        -------     --------

BALANCE AT 7/26/98                                  77,070,613       $  700.1       $ (5.0)      $ (1.7)       $ (49.5)    $  643.9
                                                   ===========       ========       ======       ======        =======     ========





See accompanying Notes to Unaudited Condensed Consolidated financial Statements.








                                      (4)

                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                              26 WEEKS ENDED
                                                                                     JULY 26,                 JULY 27,
                                                                                       1998                     1997

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income                                                                      $          6.2          $            0.9
Adjustments to reconcile net income
to operating cash flows:
 Depreciation and goodwill amortization                                                   30.1                      24.5
 Change in other long-term
 assets and liabilities                                                                    3.3                      (4.3)
 Cash provided by (used for) current
 assets and current liabilities:
    (Increase)/Decrease in inventories                                                    (9.7)                     19.3
    Decrease in accounts payable                                                         (97.9)                    (23.4)
    Other, net                                                                           (82.5)                    (42.5)
                                                                         ----------------------   -----------------------
Net cash used for operations                                                            (150.5)                    (25.5)
                                                                         ----------------------   -----------------------
INVESTING
Capital expenditures                                                                     (72.7)                    (41.0)
                                                                         ----------------------   -----------------------
Net cash used for investing                                                              (72.7)                    (41.0)
                                                                         ----------------------   -----------------------
FINANCING
Net funding from credit facility                                                         164.2                      75.0
Issuance of common stock                                                                  23.8                       6.4
Repurchase of common stock                                                                (1.9)                     (5.9)
Other, net                                                                                16.8                       5.2
                                                                         ----------------------   -----------------------
Net cash provided by financing                                                           202.9                      80.7
                                                                         ----------------------   -----------------------
NET INCREASE/(DECREASE) IN CASH AND                                                      (20.3)                     14.2
EQUIVALENTS
Cash and equivalents at beginning of                                                      65.1                      42.6
year
                                                                         ----------------------   -----------------------
Cash and equivalents at end of period                                           $         44.8          $           56.8
                                                                         ======================   =======================




    See and accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.




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

         The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 26, 1998, the Company operated 213 superstores under the Borders name, including one in Singapore, 899 mall-based and other bookstores primarily under the Waldenbooks name and 23 bookstores under the Books etc. name in the United Kingdom.

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

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the American Booksellers Association ("ABA") at any time during the four year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in an action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.

         The Company has not included any liability in its financial statements in connection with the lawsuits described above.

NOTE 3 - FINANCING

Credit Facility: The Company has a multicurrency credit agreement which provides a $425.0, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $291.0 at July 26, 1998 and $122.5 at January 25, 1998.



                                      (7)

Lease Financing Facility: The Company has a five-year, $250.0 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $180.5 outstanding under the lease facility at July 26, 1998 and $157.9 at January 25, 1998.




















                                      (8)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 4 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 26, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments pursuant to FAS No. 52, "Foreign Currency Translation", as follows:


                                                                                Three Months Ended
                                                                           July 26,             July 27,
                                                                             1998                 1997
                                                                       -----------------    -----------------

Net earnings                                                                      $ 2.4                $ 0.5
                                                                       -----------------    -----------------
Other comprehensive income:
  Foreign currency translation adjustments                                         (2.5)                   -
  Related tax effect                                                                0.9                    -
                                                                       -----------------    -----------------
                                                                                   (1.6)                   -
                                                                       -----------------    -----------------
Total comprehensive income                                                        $ 0.8                $ 0.5
                                                                       =================    =================



                                                                                 Six Months Ended
                                                                           July 26,             July 27,
                                                                             1998                 1997
                                                                       -----------------    -----------------

Net earnings                                                                      $ 6.2                $ 0.9
                                                                       -----------------    -----------------
Other comprehensive income:
  Foreign currency translation adjustments                                         (1.3)                   -
  Related tax effect                                                                0.5                    -
                                                                       -----------------    -----------------
                                                                                   (0.8)                   -
                                                                       -----------------    -----------------
Total comprehensive income                                                        $ 5.4                $ 0.9
                                                                       =================    =================



Effective January 26, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized. Costs incurred as part of the preliminary project stage or post-implementation/operation stage of computer software development must be expensed as incurred. Costs incurred as part of the application development stage of computer software development must be capitalized. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a



                                      (9)
material impact on the Company's financial position, results of operations, or liquidity in the second quarter of 1998.



















                                      (10)

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 26, 1998, the Company operated 213 superstores under the Borders name, including one in Singapore, 899 mall-based and other bookstores primarily under the Waldenbooks name and 23 bookstores under the Books etc. name in the United Kingdom.

         The Company's second quarters of 1998 and 1997 consisted of the 13 weeks ended July 26, 1998 and July 27, 1997, respectively.

RESULTS OF OPERATIONS

         The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:


                                                     13 WEEKS ENDED                       26 WEEKS ENDED

                                                JULY 26,          JULY 27,         JULY 26,           JULY 27,
                                                 1998              1997              1998               1997
                                                 ------            ------            ------            ------

Sales                                            100.0 %           100.0 %           100.0 %           100.0 %


Cost of merchandise sold, including               74.4              75.3              74.4              75.5
occupancy costs                                  ------            ------            ------            ------


Gross margin                                      25.6              24.7              25.6              24.5
Selling, general and administrative
expenses                                          23.9              23.8              23.9              23.8
Pre-opening expense                                0.1               0.3               0.1               0.2
Goodwill amortization                              0.1               --                0.1               0.1
                                                 ------            ------            ------            ------


Operating income                                   1.4               0.5               1.5               0.4
Interest expense                                   0.7               0.3               0.6               0.3
                                                 ------            ------            ------            ------

Income before income taxes                         0.7               0.2               0.9               0.2
Income tax expense                                 0.3               0.1               0.3               0.1
                                                 ------            ------            ------            ------

Net income                                         0.4 %             0.1 %             0.6 %             0.1 %
                                                 ======            ======            ======            ======



                                      (11)

STORE ACTIVITY

The Company's store activity is summarized below:


                                            QUARTER ENDED                  SIX MONTHS ENDED            YEAR ENDED
                                        JULY 26,       JULY 27,        JULY 26,       JULY 27,     JANUARY 25, 1998
                                          1998           1997           1998            1997
                                    -------------   -------------   ------------    -----------    -----------------
BORDERS SUPERSTORES
Beginning number of stores                206             163             203             157            157
Openings                                    7               8              10              14             46
                                    ----------      ----------      ----------      ----------     ----------


Ending number of stores                   213             171             213             171            203
                                    ==========      ==========      ==========      ==========     ==========


WALDEN MALL BOOKSTORES
Beginning number of stores                903             930             923             961            961
Openings                                    1               4               5               5              8
Closings                                   (5)             (5)            (29)            (37)           (46)
                                    ----------      ----------      ----------      ----------     ----------

Ending number of stores                   899             929             899             929            923
                                    ==========      ==========      ==========      ==========     ==========



13 WEEKS ENDED JULY 26, 1998 AND JULY 27, 1997

         Sales in the second quarter of 1998 were $546.0 million, a $79.7 million, or 17.1%, increase over second quarter 1997 sales of $466.3 million. This increase reflects a $69.7 million, or 25.8%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 5.4%. This increase was offset in part by a decline in Walden sales of $7.6 million due to store closings and a comparable store sales decrease of 2.5%.

         Cost of merchandise sold, including occupancy costs, was $406.1 million in the second quarter of 1998, as compared with $351.1 million in the second quarter of 1997. Gross margin as a percentage of sales was 25.6% in 1998 versus 24.7% in 1997. The 0.9% increase in gross margin primarily reflects buying improvements resulting in a higher initial product margin, and tighter control of inventory shrinkage.

         Selling, general and administrative ("SG&A") expenses in the second quarter of 1998 were up $19.4 million, or 17.5%, over SG&A expenses in the second quarter of 1997 ($130.5 million versus $111.1 million). As a percentage of sales, SG&A expenses were 23.9% in 1998 versus 23.8% in the second quarter of 1997. The 0.1% increase in SG&A expenses is due to increased spending on strategic initiatives which offset operating leverage in the Company's core business.






                                      (12)

Pre-opening expense in the second quarter of 1998 was $0.8 million versus $1.6 million from the same period in 1997. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 7 Borders superstores and 1 Walden store in the second quarter of 1998 as compared to 8 Borders superstores and 4 Walden stores in the second quarter of 1997.

         Goodwill amortization was $0.7 million in the second quarter of 1998 versus $0.2 million from the same period in 1997. The increase of $0.5 is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

         Interest expense was $4.0 million in the second quarter of 1998 as compared to $1.4 million in 1997. The increase of $2.6 million is primarily related to interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

         Income tax expense in the second quarter of 1998 was $1.5 million as compared to $0.4 million in 1997.


26 WEEKS ENDED JULY 26, 1998 AND JULY 27, 1997

         Sales in the 26 weeks ended July 26, 1998 were $1,091.2 million, a $161.3 million, or 17.3%, increase over 26 weeks ended July 27, 1997 sales of $929.9 million. This increase reflects a $141.2 million, or 26.5%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 5.2%. This increase was offset in part by a decline in Walden sales of $13.2 million due to store closings and a comparable store sales decrease of 1.7%.

         Cost of merchandise sold, including occupancy costs, was $811.5 million in the 26 weeks ended July 26, 1998, as compared with $701.9 million in the same 1997 period. Gross margin as a percentage of sales was 25.6% in 1998 versus 24.5% in 1997. The 1.1% increase in gross margin primarily reflects buying improvements resulting in a higher initial product margin, and tighter control of inventory shrinkage.

         Selling, general and administrative ("SG&A") expenses in the 26 weeks ended July 26, 1998 were up $38.8 million, or 17.5%, over SG&A expenses in the same period in 1997 ($260.3 million versus $221.5 million). As a percentage of sales, SG&A expenses were 23.9% in 1998 versus 23.8% in 1997. The 0.1% increase in SG&A expenses is due to increased spending on strategic initiatives which offset operating leverage in the Company's core business.


                                      (13)

         Pre-opening expense in the 26 weeks ended July 26, 1998 was $1.1 million versus $1.9 million in the same period in 1997. The Company opened 10 Borders superstores and 5 Walden stores in 1998 as compared to 14 Borders superstores and 5 Walden store in 1997.

         Goodwill amortization was $1.4 million in the 26 weeks ended July 26, 1998 versus $0.5 million in the same period in 1997. The increase of $0.9 is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

         Interest expense was $6.7 million in the 26 weeks ended July 26, 1998 as compared to $2.4 million in 1997. The increase of $4.3 million is primarily related to interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

         Income tax expense in the 26 weeks ended July 26, 1998 was $4.0 million as compared to $0.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

         Net cash used for operations for the 26 weeks ended July 26, 1998 was $150.5 million as compared to $25.5 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflect net income and non-cash depreciation and amortization expense of $30.1 million. Operating cash outflows for the period were primarily the result of the timing of inventory purchases and a decrease in taxes payable during the period.

         Net cash used for investing for the first 26 weeks of 1998 was $72.7 million as compared to $41.0 million in the first 26 weeks of 1997, and primarily represents capital expenditures for new stores, existing store refurbishments, the addition of the new Nashville fulfillment center, and the new west coast distribution center.

         Net cash provided by financing in the first 26 weeks of 1998 was $202.9 million versus $80.7 million in the first 26 weeks of 1997. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

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

         The Company has a multicurrency credit agreement which provides a $425.0 million, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $291.0 at July 26, 1998 and $122.5 at January 25, 1998.


                                      (14)

         The Company has a five year, $250.0 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 46 properties financed through the lease facility, with a financed value of $180.5 million, at July 26, 1998. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

         The Company currently has a program in place to repurchase its common stock up to a limit of $100 million plus the aggregate exercise price of options that are exercised from time to time and the aggregate tax benefits to the Company from the exercise of options and the vesting of restricted shares purchased by employees from the Company. As of July 26, 1998, the aggregate limit on repurchases under the program was approximately $146.4 million. It is the Company's intention to repurchase its common stock through a combination of market purchases, share withholding to pay taxes associated with the exercise of options and the vesting of restricted shares, and the acceptance of previously owned shares to pay such taxes or the exercise price of options. As of July 26, 1998, the Company had repurchased $88.7 million of common stock under this program. Subsequent to the second quarter of 1998, $14.5 million of common stock was repurchased under the program.




                                      (15)

OTHER MATTERS

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

    The Company initiated assessments in prior years to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses information technology systems and systems utilizing embedded technology, such as microcontrollers.

    Plans for achieving Year 2000 compliance were finalized during 1998, and implementation work is underway. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with most required system modifications to mission critical systems planned for completion by the end of fiscal 1998. The company will utilize both internal and external resources to reprogram, replace and test the modifications made for the Year 2000 compliance. Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been contacted for clarification of their year 2000 plans. Notwithstanding the substantive work efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is beginning the process of developing business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations.

    Costs of addressing the Year 2000 issues have not been material to date and, based on preliminary information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

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

    In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the American Booksellers Association ("ABA") at any time during the four year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in an action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.



                                      (16)

SAFE HARBOR STATEMENT

This document includes forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995 including information with respect to the Company's Year 2000 compliance. Such statements are based upon management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Factors that could cause actual results to differ materially from those in the forward looking statements include, among other things, consumer demand for the Company's products, which is believed to be related to overall consumer spending patterns and, with respect to the mall business, overall mall traffic; an unexpected increase in competition; higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; unanticipated adverse litigation results; unanticipated work stoppages; higher than anticipated costs associated with the closing of underperforming stores; unanticipated increases in the cost of the merchandise sold by the Company; the performance of the Company's new strategic initiatives, including the Internet and international expansion; the stability and capacity of the Company's information systems; unanticipated costs or problems relating to the Company's Year 2000 compliance; changes in foreign currency exchange rates; and the continued ability of the Company to locate and develop suitable sites for its superstore expansion program.



                                      (17)

                           PART II - OTHER INFORMATION


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

    In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the American Booksellers Association ("ABA") at any time during the four year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in an action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.



                                      (18)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following actions were taken at the Annual Meeting of Stockholders of the Company held on May 14, 1998, with the votes on such matters being as indicated below:

1. The following individuals were elected to serve as directors for one year terms expiring in 1999:

     Name                             For                         Authority
     ----                             ---                         Withheld
                                                                  ---------

     Robert F. DiRomualdo             63,794,504 shares            95,825
     Peter R. Formanek                63,791,100 shares            99,229
     Amy B. Lane                      63,792,357 shares            97,972
     Victor L. Lund                   63,779,436 shares           110,893
     George R. Mrkonic                63,791,183 shares            99,146
     Larry Pollock                    63,781,191 shares           109,138
     Leonard A. Schlesinger           63,791,710 shares            98,619








                                      (19)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)   Exhibits:

                  10.25 Borders Group, Inc. Stock Option Plan for International Employees
                  27.0     Financial Data Schedule

(b)   Reports on Form 8-K:

                        Subsequent to the 13 week period ended July 26, 1998, one report was filed on form 8-K under Item 5 - Other Events. This report related to The Intimate Bookshop, Inc. lawsuit filed in the United States District Court for the Southern District of New York. This report was dated August 7, 1998 and filed on August 10, 1998.



                                     (20)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                               -------------------
                                  (REGISTRANT)




Date:    September 9, 1998                By: /s/ Kenneth E. Scheve
                                              ----------------------------------
                                              Kenneth E. Scheve
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)








                                     (21)

                                 Exhibit Index
                                 -------------



Exhibit No.              Description
-----------              -----------
   10.25                 Borders Group, Inc. Stock Option Plan for
                         International Employees
   27                    Financial Data Schedule