Form 10-Q
period 1998-10-25
BORDERS GROUP INC
filed 1998-12-09
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to       .
                                               -----    -----

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

                  100 Phoenix Drive, Ann Arbor, Michigan 48108
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

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

Yes   X   No
    ----      ----

          Title of Class                Shares Outstanding As of
          --------------                  November 30, 1998
                                        ------------------------
           Common Stock                       77,085,384
                                              -----------

                               BORDERS GROUP, INC.


                                      INDEX

Part I - Financial Information

                                                                                                     Page

     Item 1.       Financial Statements                                                                1

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                         11

     Item 3.       Quantitative and Qualitative Disclosures about
                   Market Risk                                                                       N/A

Part II - Other information

     Item 1.       Legal Proceedings                                                                  19

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

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)


                                                            13 WEEKS ENDED
                                                     OCTOBER 25,       OCTOBER 26,
                                                        1998              1997
                                                    ------------      ------------
Sales                                               $    558.3        $    477.3
Cost of merchandise sold, including
occupancy costs                                          412.9             355.1
                                                    ------------      ------------

Gross margin                                             145.4             122.2
Selling, general and administrative expenses             138.5             117.9
Pre-opening expense                                        3.0               1.7
Goodwill amortization                                      0.7               0.4
                                                    ------------      ------------

Operating income                                           3.2               2.2
Interest expense                                           4.6               1.6
                                                    ------------      ------------

Income (loss) before income tax                           (1.4)              0.6
Income tax expense (benefit)                              (0.6)              0.2
                                                    ------------      ------------

Net income (loss)                                   $     (0.8)       $      0.4
                                                    ============      ============

EARNINGS PER COMMON SHARE DATA --
   Diluted earnings (loss) per common share         $    (0.01)       $     --
                                                    ============      ============
   Diluted weighted average common shares
   outstanding (in thousands)                           81,854            82,361
                                                    ============      ============

   Basic earnings (loss) per common share           $    (0.01)       $     0.01
                                                    ============      ============
   Basic weighted average common shares
   outstanding (in thousands)                           76,728            75,914
                                                    ============      ============





           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                                      (1)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)

                                                              39 WEEKS ENDED

                                                         OCTOBER 25, OCTOBER 26,
                                                            1998        1997
                                                         ----------  -----------
Sales                                                  $  1,649.5     $  1,407.2
Cost of merchandise sold, including
occupancy costs                                           1,224.4        1,057.0
                                                       ----------     ----------
Gross margin                                                425.1          350.2
Selling, general and administrative expenses                398.8          339.4
Pre-opening expense                                           4.1            3.6
Goodwill amortization                                         2.1            0.9
                                                       ----------     ----------
Operating income                                             20.1            6.3
Interest expense                                             11.3            4.0
                                                       ----------     ----------
Income before income tax                                      8.8            2.3
Income tax expense                                            3.4            1.0
                                                       ----------     ----------
Net income                                             $      5.4     $      1.3
                                                       ==========     ==========
EARNINGS PER COMMON SHARE DATA --
   Diluted earnings per common share                   $     0.07     $     0.02
                                                       ==========     ==========
   Diluted weighted average common shares
   outstanding (in thousands)                              82,777         82,294
                                                       ==========     ==========
   Basic earnings per common share                     $     0.07     $     0.02
                                                       ==========     ==========
   Basic weighted average common shares
   outstanding (in thousands)                              76,394         76,012
                                                       ==========     ==========



           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                                      (2)

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

                                   (UNAUDITED)

                                                10/25/98         10/26/97          1/25/98
ASSETS
Current Assets
Cash                                          $    40.3        $    76.6        $    65.1
Merchandise inventories                         1,128.6            987.8            879.1
Accounts receivable and other current
assets                                             70.9             54.2             74.2
                                              ---------        ---------        ---------
Total Current Assets                            1,239.8          1,118.6          1,018.4

Property and equipment, net of
accumulated depreciation of $319.8,
$276.2 and $281.5 at October 25, 1998,
October 26, 1997 and January 25, 1998,
respectively                                      450.3            358.4            373.7
Other assets and deferred charges                  32.6             37.5             33.3
Goodwill, net of accumulated
amortization of $45.2, $42.3, and
$43.1 at October 25, 1998, October 26,
1997 and January 25, 1998,
respectively                                      107.9            107.1            109.5
                                              ---------        ---------        ---------
                                              $ 1,830.6        $ 1,621.6        $ 1,534.9
                                              =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt and capital lease
obligations due within one year               $   348.2        $   270.8        $   127.3
Trade accounts payable                            631.3            594.0            480.7
Accrued payroll and other liabilities             161.5            173.9            210.8
Taxes, including income taxes                       3.9             24.1             62.6
                                              ---------        ---------        ---------
Total Current Liabilities                       1,144.9          1,062.8            881.4
Long-term debt and capital lease
obligations                                         6.0              5.5              5.2
Other long-term liabilities                        53.9             46.5             50.2
Commitments and contingencies (Note 2)               --               --               --
                                              ---------        ---------        ---------
Total Liabilities                               1,204.8          1,114.8            936.8
                                              ---------        ---------        ---------

Stockholders' Equity
Common stock; 200,000,000 shares
authorized; 76,694,375, 75,120,255
and 75,395,988 issued and outstanding
at October 25, 1998, October 26, 1997,
and January 25, 1998, respectively                683.2            654.2            661.0
Officers receivable and deferred
compensation                                       (4.6)           (12.8)            (6.3)
Accumulated other comprehensive income             (2.5)            --               (0.9)
Accumulated deficit                               (50.3)          (134.6)           (55.7)
                                              ---------        ---------        ---------
Total Stockholders' Equity                        625.8            506.8            598.1
                                              ---------        ---------        ---------
                                              $ 1,830.6        $ 1,621.6        $ 1,534.9
                                              =========        =========        =========


           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.
                                      (3)

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 39 WEEKS ENDED OCTOBER 25, 1998
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                    DEFERRED    ACCUMULATED     RETAINED
                                                                  COMPENSATION     OTHER        EARNINGS
                                          COMMON STOCK           AND OFFICERS COMPREHENSIVE  (ACCUMULATED
                                   SHARES              AMOUNT     RECEIVABLES     INCOME       DEFICIT)       TOTAL
                                   -------            --------   -------------  ------------ ------------    -------
BALANCE AT 1/25/98                75,395,998         $  661.0       $ (6.3)      $ (0.9)      $ (55.7)      $  598.1
Net income                              --             --            --           --              5.4            5.4
Issuance of common
stock                              2,850,053             63.5        --           --           --               63.5

Repurchase and retirement
of common stock                   (1,551,676)           (41.3)       --           --           --              (41.3)
Currency translation
adjustment                              --             --            --            (1.6)       --               (1.6)

Change in receivable
and deferred compensation               --             --              1.7        --           --                1.7
                                 -----------       ------------   -----------  -----------  -----------   -----------
BALANCE AT 10/25/98               76,694,375         $  683.2       $ (4.6)      $ (2.5)      $ (50.3)      $  625.8
                                 ===========       ============   ===========  ===========  ===========   ===========






      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.


                                      (4)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 39 WEEKS ENDED
                                                           OCTOBER 25,     OCTOBER 26,
                                                              1998            1997
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income                                                  $    5.4     $    1.3
Adjustments to reconcile net income
to operating cash flows:
 Depreciation and goodwill amortization                         45.6         37.8
 Change in other long-term
 assets and liabilities                                          5.3         21.2
 Cash provided by (used for) current
 assets and current liabilities:
  (Increase)/Decrease in inventories                          (249.5)      (239.8)
  Increase/(Decrease) in accounts payable                      150.6        234.5
  Increase/(Decrease) in taxes payable                         (58.7)       (35.2)
  Increase/(Decrease) in accrued liabilities                   (46.3)       (28.6)
  Other, net                                                     0.5          9.2
                                                            --------     --------
Net cash provided by (used for) operations                    (147.1)         0.4
                                                            --------     --------
INVESTING

Capital expenditures                                          (120.8)       (82.0)
Acquisitions                                                    --          (51.0)
                                                            --------     --------
Net cash used for investing                                   (120.8)      (133.0)
                                                            --------     --------
FINANCING
Net funding from credit facility                               220.9        224.4
Issuance of common stock                                        42.0         10.7
Repurchase of common stock                                     (41.3)       (61.8)
Other, net                                                      21.5         (6.7)
                                                            --------     --------
Net cash provided by financing                                 243.1        166.6
                                                            --------     --------
NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                    (24.8)        34.0
Cash and equivalents at beginning of
year                                                            65.1         42.6
                                                            --------     --------
Cash and equivalents at end of period                       $   40.3     $   76.6
                                                            ========     ========


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

         The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 25, 1998, the Company operated 238 superstores under the Borders name, including one in Singapore, one in Australia, and two in the United Kingdom, 896 mall-based and other bookstores primarily under the Waldenbooks name and 25 bookstores under the Books etc. name in the United Kingdom. The Company also operates an e-commerce site under the name Borders.com.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         In addition to the specific matters described below, there are various claims, lawsuits, and actions pending against the Company and its subsidiaries which are incident to their operations. It is the opinion of management that the ultimate resolution of these other matters will not have a material effect on the Company's liquidity, financial position or results of operations.

         During 1994, the Company entered into an agreement in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation to maintain required investment grade ratings or the termination of the guarantee by Kmart Corporation of the Company's obligations under the related leases (which would require mutual consent of Kmart Corporation and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Since February 1995, Kmart Corporation has failed to maintain investment grade ratings and therefore these notes are now subject to put by the holder. To date, the holder has not exercised its rights to put the notes. The Company does not believe that the note purchase, if required, would have a material effect on the Company's financial position or earnings.

                                      (6)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)



         In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.

         On November 20, 1998, six independent booksellers instituted an action against the Company and Barnes and Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.

         The Company has not included any liability in its financial statements in connection with the lawsuits described above.

                                      (7)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 3 - FINANCING

Credit Facility: The Company has a multicurrency credit agreement which provides a $425.0, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $347.0 at October 25, 1998, $122.5 at January 25, 1998, and $260.8 at October 26, 1997.

Lease Financing Facility: The Company has a five-year, $250.0 lease financing facility ("the Facility") to finance new stores and other property through operating leases. The Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $194.6 outstanding under the lease facility at October 25, 1998, $157.9 at January 25, 1998, and $141.8 at October 26,
1997.

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

                                                     Three Months Ended
                                                   October 25, October 26,
                                                     1998          1997
                                                 -----------   -----------
Net earnings (loss)                              $      (0.8)  $       0.4
Other comprehensive income:
  Foreign currency translation adjustments              (1.3)            -
  Related tax effect                                     0.5             -
                                                 -----------   -----------
                                                        (0.8)            -
                                                 -----------   -----------
Total comprehensive income                       $      (1.6)  $       0.4
                                                 ===========   ===========

                                                     Nine Months Ended
                                                 October 25,   October 26,
                                                     1998          1997
                                                 -----------   -----------
Net earnings                                     $       5.4   $       1.3
Other comprehensive income:
  Foreign currency translation adjustments              (2.5)            -
  Related tax effect                                     0.9             -
                                                 -----------   -----------
                                                        (1.6)            -
                                                 -----------   -----------
Total comprehensive income                       $       3.8   $       1.3
                                                 ===========   ===========


Effective January 26, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized. Costs incurred as part of the preliminary project stage or post-implementation/operation stage of computer software development must be expensed as incurred. Costs incurred as part of the application development stage of computer software development must be capitalized. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a

                                      (9)
material impact on the Company's financial position, results of operations, or liquidity in the third quarter of 1998.

                                      (10)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 25, 1998, the Company operated 238 superstores under the Borders name, including one in Singapore, one in Australia, and two in the United Kingdom, 896 mall-based and other bookstores primarily under the Waldenbooks name and 25 bookstores under the Books etc. name in the United Kingdom. The Company also operates an e-commerce site under the name Borders.com.

         The Company's third quarters of 1998 and 1997 consisted of the 13 weeks ended October 25, 1998 and October 26, 1997, respectively.

RESULTS OF OPERATIONS

         The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated:

                                            13 WEEKS ENDED               39 WEEKS ENDED

                                      OCTOBER 25,      OCTOBER 26,     OCTOBER 25,    OCTOBER 26,
                                        1998              1997            1998           1997
                                      -----------      -----------     -----------    -----------
Sales                                  100.0  %         100.0  %         100.0  %         100.0 %
Cost of merchandise sold,
including
occupancy costs                         74.0             74.4             74.3             75.1
                                      -----------      -----------     -----------   ----------

Gross margin                            26.0             25.6             25.7             24.9
Selling, general and
administrative
expenses                                24.8             24.7             24.2             24.1
Pre-opening expense                      0.5              0.4              0.2              0.3
Goodwill amortization                    0.1              0.1              0.1              0.1
                                      -----------      -----------     -----------   ----------

Operating income                         0.6              0.4              1.2              0.4
Interest expense                         0.8              0.3              0.7              0.2
                                      -----------      -----------     -----------   ----------

Income (loss) before income taxes       (0.2)             0.1              0.5              0.2
Income tax expense (benefit)            (0.1)             -                0.2              0.1
                                      -----------      -----------     -----------   ----------

Net income (loss)                       (0.1) %           0.1  %           0.3  %           0.1 %
                                      ===========      ===========     ===========   ==========

                                      (11)

STORE ACTIVITY

The Company's store activity is summarized below:

                                         QUARTER ENDED                 NINE MONTHS ENDED            YEAR ENDED

                                     OCTOBER 25,   OCTOBER 26,       OCTOBER 25,   OCTOBER 26,       JANUARY 25,
                                       1998          1997              1998          1997              1998
                                     -------       -------           -------       -------           -------
BORDERS SUPERSTORES

Beginning number of stores              213           171               203           157               157

Openings                                 25            18                35            32                46
                                     ------        ------            ------        ------            ------


Ending number of stores                 238           189               238           189               203
                                     ======        ======            ======        ======            ======
WALDEN MALL BOOKSTORES

Beginning number of stores              899           929               923           961               961

Openings                                  5             2                10             7                 8

Closings                                 (8)           (4)              (37)          (41)              (46)
                                     ------        ------            ------        ------            ------

Ending number of stores                 896           927               896           927               923
                                     ======        ======            ======        ======            ======


13 WEEKS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997

         Sales in the third quarter of 1998 were $558.3 million, an $81.0 million, or 17.0%, increase over third quarter 1997 sales of $477.3 million. This increase reflects a $68.7 million, or 24.5%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 3.6%. This increase was offset in part by a decline in Walden sales of $6.8 million due to store closings and a comparable store sales decrease of 1.5%. An unplanned distribution center backlog during the startup of the new west coast facility, which has subsequently been resolved, negatively impacted comparative sales during the quarter by 50 basis points at Borders and 90 basis points at Walden.

         Cost of merchandise sold, including occupancy costs, was $412.9 million in the third quarter of 1998, as compared with $355.1 million in the third quarter of 1997. Gross margin as a percentage of sales was 26.0% in 1998 versus 25.6% in 1997. The 0.4% increase in gross margin primarily reflects tighter control of inventory shrinkage.

         Selling, general and administrative ("SG&A") expenses in the third quarter of 1998 were up $20.6 million, or 17.5%, over SG&A expenses in the third quarter of 1997 ($138.5 million versus $117.9 million). As a percentage of sales, SG&A expenses were 24.8% in 1998 versus 24.7% in the third quarter of 1997. The 0.1% increase in SG&A expenses is due to increased spending on strategic initiatives.

                                      (12)

         Pre-opening expense in the third quarter of 1998 was $3.0 million versus $1.7 million from the same period in 1997. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed in the first full fiscal month of a store's operations. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 25 Borders superstores and 5 Walden stores in the third quarter of 1998 as compared to 18 Borders superstores and 2 Walden stores in the third quarter of 1997.

         Goodwill amortization was $0.7 million in the third quarter of 1998 versus $0.4 million from the same period in 1997. The increase of $0.3 is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

         Interest expense was $4.6 million in the third quarter of 1998 as compared to $1.6 million in 1997. The increase of $3.0 million is primarily related to interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

         Income tax benefit in the third quarter of 1998 was $0.6 million as compared to income tax expense of $0.2 million in 1997.


39 WEEKS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997

         Sales in the 39 weeks ended October 25, 1998 were $1,649.5 million, a $242.3 million, or 17.2%, increase over 39 weeks ended October 26, 1997 sales of $1,407.2 million. This increase reflects a $209.9 million, or 25.8%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 4.5%. This increase was offset in part by a decline in Walden sales of $20.0 million due to store closings and a comparable store sales decrease of 1.6%.

         Cost of merchandise sold, including occupancy costs, was $1,224.4 million in the 39 weeks ended October 25, 1998, as compared with $1,057.0 million in the same 1997 period. Gross margin as a percentage of sales was 25.7% in 1998 versus 24.9% in 1997. The 0.8% increase in gross margin primarily reflects buying improvements resulting in a higher initial product margin, and tighter control of inventory shrinkage.

         Selling, general and administrative ("SG&A") expenses in the 39 weeks ended October 25, 1998 were up $59.4 million, or 17.5%, over SG&A expenses in the same period in 1997 ($398.8 million versus $339.4 million). As a percentage of sales, SG&A expenses were 24.2% in 1998 versus 24.1% in 1997. The 0.1% increase in SG&A expenses is due to increased spending on strategic initiatives which offset operating leverage in the Company's core business.

                                      (13)

         Pre-opening expense in the 39 weeks ended October 25, 1998 was $4.1 million versus $3.6 million in the same period in 1997. The Company opened 35 Borders superstores and 10 Walden stores in 1998 as compared to 32 Borders superstores and 7 Walden stores in 1997.

         Goodwill amortization was $2.1 million in the 39 weeks ended October 25, 1998 versus $0.9 million in the same period in 1997. The increase of $1.2 is a result of the higher goodwill balance due to the acquisition of Books etc. in October 1997.

         Interest expense was $11.3 million in the 39 weeks ended October 25, 1998 as compared to $4.0 million in 1997. The increase of $7.3 million is primarily related to interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

         Income tax expense in the 39 weeks ended October 25, 1998 was $3.4 million as compared to $1.0 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund working capital needs, the opening of new stores and the refurbishment and expansion of existing stores.

         Net cash used for operations for the 39 weeks ended October 25, 1998 was $147.1 million as compared to net cash provided by operations of $0.4 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflect net income, non-cash depreciation and amortization expense of $45.6 million, and a $150.6 million increase in accounts payable. Operating cash outflows for the period were primarily the result of inventory purchases, and decreases in taxes payable and accrued liabilities during the period.

         Net cash used for investing for the first 39 weeks of 1998 was $120.8 million as compared to $133.0 million in the first 39 weeks of 1997, and primarily represents capital expenditures for new stores, existing store refurbishments, the addition of the new Nashville fulfillment center, and the new west coast distribution center.

         Net cash provided by financing in the first 39 weeks of 1998 was $243.1 million versus $166.6 million in the first 39 weeks of 1997. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

         On a consolidated basis, the Company expects its working capital requirements to increase as a result of its expansion program for its Borders books and music superstores and international expansion programs.

         The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements.

         The Company has a multicurrency credit agreement which provides a $425.0 million, five-year working capital facility. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The credit agreement contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and

                                      (14)
tangible net worth. The Company had borrowings outstanding under the credit facility of $347.0 at October 25, 1998, $122.5 at January 25, 1998, and $260.0 at October 26, 1997.

         The Company has a five year, $250.0 million lease financing facility ("the Lease Facility") to finance new stores and other property through operating leases. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. There were 48 properties financed through the lease facility, with a financed value of $194.6 million, at October 25, 1998. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

         During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. The mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation to maintain required investment grade ratings or the termination of the guarantee by Kmart Corporation of the Company's obligations under the related leases (which would require mutual consent of Kmart Corporation and the Company). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. Since February 1995, Kmart Corporation has failed to maintain investment grade ratings, and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes. The Company does not believe that the note purchase, if required, would have a material effect on the Company's financial position or earnings.

         The Company currently has a program in place to repurchase its common stock up to a limit of $100 million plus the aggregate exercise price of options that are exercised from time to time and the aggregate tax benefits to the Company from the exercise of options and the vesting of restricted shares purchased by employees from the Company. As of October 25, 1998, the aggregate limit on repurchases under the program was approximately $158.3 million. It is the Company's intention to repurchase its common stock through a combination of market purchases, share withholding to pay taxes associated with the exercise of options and the vesting of restricted shares, and the acceptance of previously-owned shares to pay such taxes or the exercise price of options. As of October 25, 1998, the Company had repurchased $103.2 million of common stock under this program.

                                      (15)

OTHER MATTERS

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

         The Company initiated assessments in prior years to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses information technology systems, systems utilizing embedded technology, such as microcontrollers, and the readiness of external third parties, such as suppliers and service providers.


         FINANCIAL AND NON-FINANCIAL INFORMATION TECHNOLOGY SYSTEMS
         These systems encompass both application software and operating system software. The Company has completed its assessment and virtually all renovation of potential problem areas concerning application software, and is currently validating the results. Validation and implementation (the final stage) of application software is expected to be substantially completed by the end of fiscal 1998. The assessment of operating system software is currently underway; this assessment, as well as validation and implementation, is expected to be completed by the end of the second quarter of fiscal 1999.


         EMBEDDED TECHNOLOGY SYSTEMS
         The Company plans to complete its assessment of the potential risks associated with embedded technology systems, such as HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters by the end of fiscal 1998. This involves inventorying all equipment utilizing embedded technology by vendor and model, and contacting the necessary vendors with regards to the compliance status of each item. Services or equipment provided by non-compliant vendors identified through the assessment process will be upgraded to compliant versions. This step is expected to be completed by the end of the second quarter of fiscal 1999.


         SUPPLIERS AND SERVICE PROVIDERS
         The Company relies on numerous third parties to provide merchandise and services. As such, attention has been focused on compliance attainment efforts of vendors. Key parties have been contacted for clarification of their year 2000 plans and their compliance status. Merchandise or services provided by non-compliant vendors identified through the assessment process will be evaluated for potential alternative arrangements. Such arrangements may include less reliance on electronic ordering or sourcing through alternative distribution channels to the extent that merchandise is available through such channels.

         Notwithstanding the substantive work efforts described above, the Company could potentially experience disruptions to some aspects of its

                                      (16)
various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party business entities. The Company is beginning the process of developing business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. The Company anticipates that development of such contingency plans will be completed by the end of the second quarter of fiscal 1999.

         Costs of addressing the Year 2000 Issue have not been material to date and, based on preliminary information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

OTHER

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

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plantiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March 1998. The Company intends to vigorously defend the action.

         On November 20, 1998, six independent booksellers instituted an action against the Company and Barnes and Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.







                                      (17)

FORWARD-LOOKING STATEMENTS

         This document includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's performance, liquidity, the adequacy of its capital resources, and the Company's Year 2000 compliance. Such statements are based upon management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed below.

         YEAR 2000 COMPLIANCE
         The scope of this issue is difficult to predict with any degree of certainty, and there can be no assurance that the Company, its vendors, banks, public utilities and others whose goods or services support the Company's operations, will successfully complete every phase of the Year 2000 conversion in a timely manner. The Company's ability to achieve Year 2000 compliance, as well its current estimates of the cost and impact of the Year 2000 issue are based upon certain assumptions, including the continued availability of necessary resources, the adequacy of its validation procedures, timely modifications to the Company's plans that may become necessary, the readiness of third parties on whom the Company depends and other factors. Failure of any of those assumptions could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

         OTHER FACTORS
         Other factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, consumer demand for the Company's products, which is believed to be related to overall consumer spending patterns and, with respect to the mall business, overall mall traffic; an unexpected increase in competition; higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; unanticipated adverse litigation results; unanticipated work stoppages; higher than anticipated costs associated with the closing of underperforming stores; unanticipated increases in the cost of the merchandise sold by the Company; the performance of the Company's new strategic initiatives, including the Internet and international expansion; the stability and capacity of the Company's information systems; changes in foreign currency exchange rates; and the continued ability of the Company to locate and develop suitable sites for its superstore expansion program.

         The above list of factors is not all-inclusive, and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

                                      (18)

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

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs as well as of injunctive and declaratory relief (including an injuction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.

         On November 20, 1998, six independent booksellers instituted an action against the Company and Barnes and Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.

                                      (19)

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

                               BORDERS GROUP, INC.
                               -------------------
                                  (REGISTRANT)




Date:    December 9, 1998                    By: /s/ Kenneth E. Scheve
                                                 -------------------------------
                                                 Kenneth E. Scheve
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                      (21)

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

    27             Financial Data Schedule