Form 10-K
period 1999-01-24
BORDERS GROUP INC
filed 1999-04-26
CIK 940510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 24, 1999

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to                   .

                         Commission File Number 1-13740
                            ------------------------

                              BORDERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                      38-3196915
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    100 PHOENIX DRIVE, ANN ARBOR, MICHIGAN                         48108
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (734) 477-1100
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,143,052,444 BASED UPON THE CLOSING MARKET PRICE OF $15.00 PER SHARE OF COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS OF MARCH 22, 1999.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 22, 1999: 77,952,846

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 13, 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 40 HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BORDERS GROUP, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   32
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   33
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   36
Item 13.  Certain Relationships and Related Party Transactions........   36
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   37

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Walden) and Books etc. is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At March 21, 1999, the Company operated 256 superstores under the Borders name, including one in Singapore, one in Australia, and three in the United Kingdom, 885 mall-based and other bookstores primarily under the Waldenbooks name and 26 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com. Borders is one of the nation's largest specialty coffee retailers with cafe operations in nearly all of its superstores. The Company had consolidated net sales of approximately $2.6 billion in 1998 and $2.3 billion in 1997. References herein to years are to fiscal years of the Company which currently end in January of the following calendar year.

STORES

     Borders is a premier operator of book and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company's strategy is to continue its growth and increase its profitability through the ongoing expansion of its Borders book and music superstore operations. In 1998, the Company opened 47 new Borders book and music superstores. Borders superstore operations achieved annual growth in net sales for the year ended January 24, 1999 of 23.7% and attained comparable store sales growth in 1998 of 3.5%. Borders superstores achieved average sales per square foot of $256 and average sales per superstore of $6.9 million in 1998, each of which the Company believes to be higher than the comparable figures of any publicly reporting book superstore operator. Borders superstores achieved compound annual growth in net sales for the three years ended January 24, 1999 of 31.8%.

     Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. A Borders superstore typically carries the broadest selection of book titles in its market. Borders superstores carry an average of 128,000 book titles, ranging from 85,000 titles to 170,000 titles, across numerous categories, including many hard-to-find titles. As of March 21, 1999, 240 of the 256 Borders superstores were in a book and music format, which also features an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes and digital video discs, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 50,000 titles of music, 5,500 titles of videotapes and 1,400 titles of digital video discs. As of March 21, 1999, 252 of the 256 Borders superstores featured a cafe.

     Over the past two decades, Borders has developed what it believes is the most sophisticated inventory management system in the retail book industry. The inventory management system includes a centrally controlled "expert" system that uses artificial intelligence principles to forecast sales and recommend inventory levels for each book in each store. Management believes that Borders' inventory management system, which reflects both overall sales trends and local buying patterns, results in higher in-stock positions, a broader selection of book titles, and increased sales per store and sales per square foot, while effectively managing inventory investment to provide Borders stores with a more productive inventory assortment. As a result, management believes this proprietary system has been a principal reason for Borders' superior performance. The Company is adapting certain aspects of the system for use in its mall-based business where appropriate, and believes that over the long term it will enable the Company to offer a more productive assortment of inventory throughout its operations.

     Borders superstores average 27,000 square feet in size, including approximately 5,300 square feet devoted to music, approximately 700 square feet devoted to videos and digital video discs and approximately 1,400 square feet devoted to the cafe. Stores opened in fiscal 1998 averaged 25,000 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

     Walden is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, selected children's books and a standard selection of business, cooking, reference and general interest books. Walden has a well established name and reputation and generates cash flow that the Company plans to use toward financing the Company's growth initiatives. Walden stores average approximately 3,300 square feet in size and typically carry between 15,000 and 25,000 titles.

     In addition to its traditional mall format described above, Walden operates alternative mall-based bookstores utilizing a large format. This addresses the desires of some developers to include a larger format bookstore in malls, including, in many cases, where developers plan to include only one bookstore in a mall, and is designed to take advantage of what management believes is the desire by mall customers in some markets for greater selection and service. The larger format consists of approximately 5,000 to 8,000 square feet and carries between 30,000 and 40,000 titles. As of March 21, 1999, Walden operated 106 of the larger format stores.

     Walden is the largest operator of seasonal kiosks under the Day by Day, Animal House and Turn of the Century trade names.

     In March 1999, Walden acquired for cash the stock of All Wound Up (AWU). AWU operates seasonal kiosks which sell interactive toys and other novelty merchandise. The acquisition complements Walden's kiosk operations and will allow for continued growth by combining the core competencies of each organization. The acquisition will be accounted for under the purchase method and is not material to the results of the Company.

     Books etc. operated 26 stores in the United Kingdom as of March 21, 1999, all of which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores generally range from 2,000 to 5,000 square feet in size, with the largest being 13,000 square feet, and the smallest being 650 square feet. The Books etc. philosophy is to offer customers the widest range of quality reading at the best prices, coupled with knowledgeable guidance from experienced store employees.

     The Company has acquired a 19.9% strategic investment in Paperchase Products Limited (Paperchase), the leading design-oriented retailer of stationery and art materials in the United Kingdom. Paperchase operates 18 stores and concessions in three Books etc. stores and two Borders superstores located in the United Kingdom. The Company plans to test a similar concept in Borders superstores in the United States in the spring of 1999. The investment is not material to the results of the Company and will be accounted for under the cost method.

BORDERS.COM

     The Company, through its subsidiary, Borders Online, Inc., operates an Internet commerce site, Borders.com. This site offers customers over 650,000 titles and 10 million book, music and video items in stock and ready for immediate shipping from the Company's state-of-the-art fulfillment and distribution center. Since its public debut in May, 1998, Borders.com has garnered high rankings from Internet and industry experts in several recent surveys of the Internet's best websites.

     The Company plans to leverage the Internet capability of Borders.com to customers in both Borders and Walden stores. Currently, customers can place special orders through employees in Borders stores and have product shipped to the store. The Company plans to extend that capability to allow shipments directly to customers' homes.

DISTRIBUTION

     Borders. Borders believes that its centralized distribution system, combined with Borders' use of its proprietary "expert" system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors to one of Borders' distribution centers, located in Harrisburg, Pennsylvania; Ann Arbor, Michigan; Columbus, Ohio and Indianapolis, Indiana. Walden's distribution centers, discussed below, are also utilized by Borders. Approximately 95% of the books carried by Borders are processed through its distribution facilities. Employees at the distribution facilities label books with proprietary bar code stickers identifying the book title, price and subject area. During the non-holiday selling season, approximately 85% to 90% of the trade inventory that arrives from publishers is processed within 48 hours for shipment to the stores. Newly released titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music merchandise directly from certain manufacturers and utilizes Borders' own distribution centers to ship a majority of its music inventory to its stores.

     Walden. Approximately 65% of the number of books carried by Walden's stores are shipped to one of Walden's two distribution centers, located in Mira Loma, California and Nashville, Tennessee. Walden continues to use Ingram, a major book wholesaler, to supplement its distribution centers. Walden also receives some product in stores directly from publishers.

     United Kingdom. Books etc. and Borders superstores in the United Kingdom are served by a distribution center in Cornwall, England. Books etc. stores in central London also receive a large percentage of their merchandise directly from publishers and wholesalers.

     Borders.com. In 1998, the Company, through its subsidiary, Borders Fulfillment, Inc., opened its new, state-of-the-art fulfillment center in Nashville, Tennessee. This facility has over 650,000 titles of books, music and videos in stock and available for immediate shipping, and gives the Company a significant competitive advantage in terms of delivery capabilities. In addition to serving Borders.com customers, the fulfillment center also provides delivery services for store-originated special orders, institutional orders, and call center orders.

     In general, books can be returned to their publishers at cost. Borders and Walden stores return books to the Company's centralized returns center in Nashville, Tennessee to be processed for return to the publishers. Due to the sophistication of its inventory management system, the Company is able to reduce its handling, carrying and freight expenses. In general, Borders can return music and videos to its vendors at cost plus an additional fee to cover handling and processing costs.

COMPETITION

     The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Books-A-Million, Crown Books and Media Play. Approximately 85% of Borders superstores currently face direct competition from other large format book superstores. Walden faces direct competition from the B. Dalton division of Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Walden compete with each other, as well as specialty retail stores that offer books in a particular area of specialty, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and mass merchandisers (such as Best
Buy). In the future, Borders and Walden may face additional competition from other categories of retailers entering the retail book market.

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

     The Internet has emerged as a significant avenue for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is highly competitive. Competitors on the Internet include Amazon.com, Inc., Barnes & Noble, Inc., CDnow, Inc. and others. The Company believes that sales to date on the Internet have negatively affected the Company's sales, but the impact cannot be quantified. Internet sales are expected to continue to have a negative impact on the Company's sales. As discussed above, the Company has its own vehicle for retailing over the Internet and in 1999 will be working to integrate Borders.com with its stores.

EMPLOYEES

     As of March 21, 1999, the Company had a total of approximately 15,600 full-time employees and approximately 11,600 part-time employees. When hiring new employees, the Company considers a number of factors, including education and experience, personality and orientation towards customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with its employees are generally good. The Company's employees are not represented by unions except that the employees of two Borders stores have elected to be represented by the United Food and Commercial Workers International Union
(UFCW). Agreements have been reached between the Company and the UFCW with respect to these stores.

TRADEMARKS AND SERVICE MARKS

     Borders(R), Borders Book Shop(R), and Borders Books & Music(R), among other marks, are all registered trademarks and service marks used by Borders. Brentano's(R), Coopersmith's(R), Longmeadow Press(R), Waldenbooks(R), Waldenbooks Preferred Reader(R), Waldenkids(R) and Waldensoftware(R), among other marks, are all registered trademarks and service marks used by Walden. BOOKS etc(R) is a registered trademark and service mark used by Books etc. Borders.com(R) is a registered trademark and service mark used by Borders Online, Inc. The Borders, Walden, Books etc and Borders.com service marks are used as trade names in connection with their business operations.

SEASONALITY

     The Company's business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During 1998, 36.4% of the Company's sales and 88.0% of the Company's operating income were generated in the fourth quarter. The Company's results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company's financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality".

RELATIONSHIP WITH KMART

     General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of Common Stock.

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

     Lease Guaranty Agreement. 32 of Borders' leases for its retail stores have been guaranteed by Kmart, on either a full or limited basis. Limited guarantees generally provide for the release of Kmart's guarantee upon satisfaction by

Borders of certain financial requirements specified in the guarantee. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO (the "Lease Guaranty Agreement"), until termination of all of the lease guarantees, except during such time as the Company achieves and maintains the investment grade status specified in the Lease Guaranty Agreement, the Company will be subject to certain covenants and restrictive covenants under the Lease Guaranty Agreement including restrictions on indebtedness, dividends, mergers and certain liens.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Exhibit 99.1, "Cautionary Statement Under the Private Securities Litigation Reform Act of 1995", filed with this Annual Report on Form 10-K identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.

ITEM 2. PROPERTIES

     Borders. Borders operated 251 stores in 40 states and the District of Columbia, three stores in the United Kingdom, one store in Singapore and one store in Australia at March 21, 1999. Borders leases all of its stores. Borders' store leases have an average initial term of 15 to 20 years with several five-year renewal options. At March 21, 1999, the average unexpired term under Borders' existing store leases was 11.5 years prior to the exercise of any options.

     The Company has leased a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. In 1998, the headquarters was significantly expanded and all corporate office personnel were consolidated into the expanded facility. The Company leases all distribution centers.

     Walden. Walden operated 885 stores in all 50 states and the District of Columbia as of March 21, 1999. Walden leases all of its stores. Walden's store leases generally have an initial term of 10 years. At present, the average unexpired term under Walden's existing store leases is approximately 4.5 years. The terms of Walden's mall-based bookstores leases for its leased bookstores open as of March 21, 1999 expire as follows:

           LEASE TERMS TO EXPIRE DURING 12 MONTHS              NUMBER OF
               ENDING ON OR ABOUT JANUARY 31                  MALL STORES
           --------------------------------------             -----------
2000........................................................        164
2001........................................................         92
2002........................................................         84
2003 and later..............................................        545

     Walden leases both of its distribution facilities.

     Books etc. Books etc. operated 26 stores in the United Kingdom as of March 21, 1999. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 12.2 years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in or affected by litigation incidental to the conduct of its respective businesses. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its liquidity, financial position or results of operations.

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; unspecified treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of the defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company intends to vigorously defend the action.

     On November 20, 1998, six independent booksellers instituted an action against the Company and Barnes & Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.

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

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL QUARTER 1997
  First Quarter.............................................    $22.82    $18.32
  Second Quarter............................................    $26.94    $19.25
  Third Quarter.............................................    $29.00    $22.31
  Fourth Quarter............................................    $31.94    $24.50
FISCAL QUARTER 1998
  First Quarter.............................................    $34.38    $31.50
  Second Quarter............................................    $39.94    $30.69
  Third Quarter.............................................    $33.00    $18.94
  Fourth Quarter............................................    $28.88    $18.31

     The Common Stock is traded on the New York Stock Exchange.

     As of March 22, 1999, the Common Stock was held by 4,506 holders of record.

     The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company's credit facility and the lease facility agreements prohibit the Company from paying any dividends. The Lease Guaranty Agreement between the Company, Borders and Kmart restricts the Company's ability to pay dividends, unless no defaults exist under any indebtedness of the Company and such payments do not exceed the sum of 50% of cumulative consolidated net income since the Company's initial public offering of common stock, which was completed on June 1, 1995, and certain proceeds received from the sale of capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     On November 16, 1998 the Company sold 400,000 shares of Common Stock to Philip M. Pfeffer, former Chief Executive Officer of the Company, for aggregate consideration of $9,300,000, and Mr. Pfeffer received an option with an exercise price of $23.25, the fair market value on the date of grant, for each share purchased. On that date, the Company also issued to Mr. Pfeffer options to purchase 15,610 shares with an exercise price of $23.25 in lieu of salary in the amount of $134,246. These transactions involved an offer solely to Mr. Pfeffer pursuant to the terms of his Employment Agreement with the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                              BORDERS GROUP, INC.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto.

                                                                       FISCAL YEAR ENDED
                                              -------------------------------------------------------------------
                                              JANUARY 24,   JANUARY 25,   JANUARY 26,   JANUARY 28,   JANUARY 22,
                                                 1999          1998          1997         1996(1)        1995
                                              -----------   -----------   -----------   -----------   -----------
                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Borders Sales..............................    $1,563.5      $1,264.1      $  958.1      $  683.5      $  404.0
Waldenbooks Sales..........................       941.6         968.2         979.7       1,031.5       1,085.5
Other Sales................................        85.3          33.7          21.0          34.0          21.5
                                               --------      --------      --------      --------      --------
Total Store Sales..........................     2,590.4       2,266.0       1,958.8       1,749.0       1,511.0
Borders.com Sales..........................         4.6            --            --            --            --
                                               --------      --------      --------      --------      --------
  Total Sales..............................    $2,595.0      $2,266.0      $1,958.8      $1,749.0      $1,511.0
Operating Income Before Restructuring
  Provision, Goodwill Writedowns and FAS
  121......................................    $  167.3      $  138.0      $  103.1      $   64.5      $   50.2
Restructuring Provision....................          --            --            --            --           6.4
Goodwill Writedowns........................          --            --            --         201.8            --
FAS 121 Impairment.........................          --            --            --          63.1            --
                                               --------      --------      --------      --------      --------
Operating Income (Loss)....................    $  167.3      $  138.0      $  103.1      $ (200.4)     $   43.8
Net Income (Loss)..........................    $   92.1      $   80.2      $   57.9      $ (211.1)     $   20.9
Diluted Earnings (Loss) Per Common
  Share(2).................................    $   1.12      $   0.98      $   0.70      $  (2.94)     $   0.35
Pro Forma Diluted Earnings Per Common Share
  Before Restructuring Provision, Goodwill
  Writedowns and FAS 121(2)................    $   1.12      $   0.98      $   0.70      $   0.43      $   0.32
BALANCE SHEET DATA
Working Capital............................    $  144.5      $  137.0      $  225.1      $  204.3      $  258.0
Total Assets...............................    $1,766.6      $1,534.9      $1,211.0      $1,052.3      $1,355.9
Short-Term Borrowings......................    $  131.9      $  122.5      $   30.0      $   60.0      $     --
Long-Term Debt and Capital Lease
  Obligations, Including Current Portion,
  and Redeemable Preferred Stock...........    $    8.5      $   10.0      $    6.7      $    8.6      $   21.1
Shares Subject to Repurchase...............    $     --      $     --      $   34.1      $     --      $     --
Stockholders' Equity.......................    $  715.1      $  598.1      $  511.4      $  472.0      $  726.3

-------------------------
(1) The Company's 1995 fiscal year consisted of 53 weeks.

(2) Earnings (loss) per common share for the fiscal years ended January 28, 1996 and January 22, 1995 are pro forma and are based on actual common shares outstanding after the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 24, 1999, the Company operated 250 superstores primarily under the Borders name, including 3 in the United Kingdom, 1 in Singapore, and 1 in Australia. The Company also operated 900 mall-based and other bookstores primarily under the Waldenbooks name, and 26 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com.

     The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its Borders superstore operation in the United States and internationally, (ii) the continued focus on opportunistic store openings in its mall-based bookstore operations and expansion of its kiosk operations, (iii) the development of web-based commerce technologies which enhance the customer experience both in-store and online, and (iv) realization of synergies and economies of scale through a combination of certain of its books and music operations.

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1998, 1997, and 1996 consisted of 52 weeks and ended on January 24, 1999, January 25, 1998, and January 26, 1997, respectively. References herein to years are to the Company's fiscal years.

RESULTS OF OPERATIONS

     The following table presents the Company's statement of operations data, as a percentage of sales, for the three most recent fiscal years.

                                                                JANUARY 24,    JANUARY 25,    JANUARY 26,
                                                                   1999           1998           1997
                                                                -----------    -----------    -----------
RESULTS OF OPERATIONS
Sales.......................................................       100.0%         100.0%         100.0%
Cost of merchandise sold (includes occupancy)...............        71.7           72.1           73.4
                                                                   -----          -----          -----
Gross margin................................................        28.3           27.9           26.6
Selling, general and administrative expenses................        21.5           21.4           20.9
Pre-opening expense.........................................         0.3            0.4            0.4
Goodwill amortization.......................................         0.1             --             --
                                                                   -----          -----          -----
Operating income............................................         6.4            6.1            5.3
Interest expense............................................         0.6            0.3            0.4
                                                                   -----          -----          -----
Income before income tax....................................         5.8            5.8            4.9
Income tax provision........................................         2.3            2.3            1.9
                                                                   -----          -----          -----
Net income..................................................         3.5%           3.5%           3.0%
                                                                   -----          -----          -----

Store Activity
Borders Superstores
  Beginning number of stores................................         203            157            116
  Openings..................................................          47             46             41
                                                                   -----          -----          -----
  Ending number of stores...................................         250            203            157
                                                                   -----          -----          -----
Walden Mall Bookstores
  Beginning number of stores................................         923            961            992
  Openings..................................................          16              8              9
  Closings..................................................         (39)           (46)           (40)
                                                                   -----          -----          -----
  Ending number of stores...................................         900            923            961
                                                                   =====          =====          =====

FISCAL YEARS ENDED JANUARY 24, 1999 AND JANUARY 25, 1998

     Store sales for the year ended January 24, 1999 were $2,590.4 million, reflecting a 14.3% increase over the $2,266.0 million in sales achieved in 1997. Both the higher number of Borders superstores and Borders' 3.5% comparable store sales increase contributed to the growth, which was partially offset by a lower number of Waldenbooks stores and a 1.0% comparable store sales decrease. Comparable store sales at Borders and Waldenbooks were impacted by increased superstore and Internet competition. Sales for Borders.com were $4.6 million in 1998.

     Gross margin as a percent of sales rose from 27.9% in 1997 to 28.3% in 1998. The increase in gross margin percentage primarily reflects improved inventory shrinkage control and merchandise mix.

     As a percentage of sales, SG&A for 1998 was 21.5%, or 0.1% higher than the 21.4% of sales in the corresponding period of 1997. The increase is due to increased spending on strategic initiatives, including Borders.com and international, which offset operating leverage in the Company's core business.

     Pre-opening expense in 1998 was $7.8 million, an increase of $0.6 over the 1997 expense of $7.2 million. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company in the market, and differing levels of labor costs associated with opening the store. The Company opened 47 Borders superstores and 16 Waldenbooks mall-based stores in 1998 as compared to 46 Borders superstores and 8 Waldenbooks mall-based stores in 1997.

     Goodwill amortization was $2.9 million in 1998, as compared to $1.6 million in 1997. The increase in goodwill amortization of $1.3 million is a result of a full year of amortization relating to the acquisition of Books etc. in October 1997.

     Operating income improved to $167.3 million or 6.4% of sales in 1998, as compared to $138.0 million or 6.1% of sales in 1997.

     Interest expense was $16.2 million in 1998, as compared to $7.2 million in 1997. The increase represents interest on borrowings for the repurchase of common stock and the acquisition of Books etc.

     Income tax expense in 1998 was $59.0 million as compared to $50.6 million in 1997. The effective tax rate for both periods differed from the federal statutory rate primarily as a result of non-deductible goodwill amortization and state income taxes. The Company's effective tax rate was 39.0% in 1998, as compared to 38.7% in 1997. The increase in the effective rate is primarily due to the mix of Borders store openings in higher taxed states.

     As a result of the foregoing, store net income for the year ended January 24, 1999 was $102.6 million as compared to $86.2 million for the year ended January 25, 1998. Borders.com had a net loss of $10.5 million in 1998, as compared to a net loss of $6.0 million in 1997. On a consolidated basis, net income in 1998 was $92.1 million, as compared to $80.2 million in 1997.

FISCAL YEARS ENDED JANUARY 25, 1998 AND JANUARY 26, 1997

     Sales for the year ended January 25, 1998 were $2,266.0 million, reflecting a 15.7% increase over the $1,958.8 million in sales achieved in 1996. Both the higher number of Borders superstores and Borders' 8.0% comparable store sales increase contributed to the growth, which was partially offset by store closings at Waldenbooks. The Waldenbooks 0.0% comparable store sales reflects flat mall traffic levels and the impact of increased superstore competition offset by the benefit of new merchandising initiatives. Waldenbooks also experienced a benefit from a larger number of seasonal calendar kiosks introduced in malls with existing Waldenbooks stores.

     Gross margin as a percent of sales rose from 26.6% in 1996 to 27.9% in 1997. The increase in gross margin percentage primarily reflects improved buying and sales mix resulting in higher initial product margin and tighter control of inventory shrinkage.

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

     Interest expense was $7.2 million in 1997, as compared to $7.0 million in 1996. The increase represents interest on borrowings for the repurchase of common stock, and the acquisition of Books etc.

     Income tax expense in 1997 was $50.6 million as compared to $38.2 million in 1996. The effective tax rate for both periods differed from the federal statutory rate primarily as a result of non-deductible goodwill amortization. The Company's effective tax rate was 38.7% in 1997, as compared to 39.8% in 1996. The decrease in effective rate is due primarily to the realization of certain state tax benefits.

     As a result of the foregoing, net income for the year ended January 25, 1998 was $80.2 million, as compared to $57.9 million for the year ended January 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of Borders.com.

     Net cash provided by operations in 1998 was $166.2 million, as compared to $147.0 million in 1997. The current year activity primarily reflects income before non-cash charges for depreciation and amortization offset by cash used for inventories as a result of store expansion at Borders. Inventory net of accounts payable increased primarily due to 47 new Borders stores.

     Net cash used for investing was primarily for capital expenditures for new stores, including the opening of three superstores in the United Kingdom and one superstore in Australia, Borders.com and the fulfillment center, a new distribution center in Mira Loma, California, and expansion of the home office facility. Capital expenditures in 1998 reflect the opening of 47 new superstores and 16 new Waldenbooks stores. Capital expenditures in 1997 and 1996 reflected the opening of 46 and 41 new Borders superstores, respectively, and 8 and 9 new Waldenbooks stores, respectively.

     Net cash used for financing in 1998 was $8.7 million, resulting primarily from the repurchase of common stock of $51.7 million offset by net borrowings under the credit facility and the issuance of Company stock under the Company's employee benefit plans. Net cash provided by financing in 1997 was $50.5 million, which resulted from net borrowings under the credit facility, cash received from construction funding, and issuance of stock under employee benefit plans offset by the repurchase of common stock.

     The Company expects capital expenditures to be approximately $170.0 million in 1999, resulting primarily from domestic and international store openings, refurbishment of a number of existing stores, and continued investment in web-based technology. The Company currently plans to open approximately 50 Borders superstores, including 5 international stores, and 15 new Waldenbooks mall stores in 1999. Average cash requirements for the opening of a domestic prototype Borders books and music superstore are $2.2 million, representing capital expenditures of $1.2 million, inventory requirements, net of related accounts payable, of $0.9 million and $0.1 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

     The Company plans to execute its expansion plans for its Borders superstores principally with funds generated from operations and financing through the lease facility in 1999 and beyond. In the event that working capital requirements are in excess of operating cash flows and lease financing, the Company may fund such excess with borrowings under the credit facility. The Company believes funds generated from operations, borrowings under the credit facility and financing through the lease facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years.

     The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $64.5 million. During 1998 and 1997, $51.7 million and $61.8 million of common stock was repurchased, respectively.

     The Company has a $425.0 million multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth.

     The Company has a $250.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project.

     There were 31 properties financed through the Lease Facility, with a financed value of $123.9 million at January 24, 1999. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal. In December, 1998, 17 properties previously financed through the Lease Facility with a total financed value of $70.9 million were permanently financed through operating leases.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation (the former parent of the Company) to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its line of credit. Since February 1995, Kmart has failed to maintain investment grade ratings and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

SEASONALITY

     The Company's business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the Christmas selling season.

                                                                    FISCAL 1998 QUARTER ENDED
                                                           --------------------------------------------
                                                           APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                      -----        ----       -------      -------
SALES....................................................  $545.3      $546.0      $558.3       $945.4
Operating income.........................................     9.0         7.9         3.2        147.2
% of full year:
  Sales..................................................    21.0%       21.1%       21.5%        36.4%
  Operating income.......................................     5.4         4.7         1.9         88.0

                                                                    FISCAL 1997 QUARTER ENDED
                                                           --------------------------------------------
                                                           APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                      -----        ----       -------      -------
SALES....................................................  $463.6      $466.3      $477.3       $858.8
Operating income.........................................     1.8         2.3         2.2        131.7
% of full year:
  Sales..................................................    20.5%       20.6%       21.0%        37.9%
  Operating income.......................................     1.3         1.7         1.6         95.4

                                                                    FISCAL 1996 QUARTER ENDED
                                                           --------------------------------------------
                                                           APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                      -----        ----       -------      -------
SALES....................................................  $404.0      $414.3      $413.5       $727.0
Operating income (loss)..................................    (3.7)       (2.0)       (2.9)       111.7
% of full year:
  Sales..................................................    20.6%       21.2%       21.1%        37.1%
  Operating income (loss)................................    (3.6)       (1.9)       (2.8)       108.3

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

     FINANCIAL AND NON-FINANCIAL INFORMATION TECHNOLOGY SYSTEMS

     These systems encompass both application software and operating system software. The Company has completed its assessment, renovation, and validation of potential problem areas concerning application software. Implementation (the final stage) of application software based in the Company's distribution centers and headquarters is substantially complete other than application programs required for operation of the sorter in the Company's Nashville distribution center. These programs are expected to be completed by the end of the second quarter unless significant unanticipated remedial action is required, in which case completion is expected in the fourth quarter. Implementation of application software based in the Company's stores is currently more than 80% complete, with 100% completion expected by the end of the second quarter of 1999.

     The assessment of operating system software has been completed. Necessary upgrades of operating system software are expected to be completed by the end of the second quarter of fiscal 1999.

     EMBEDDED TECHNOLOGY SYSTEMS

     The Company has completed its assessment of the potential risks associated with embedded technology systems, such as HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters. This involved inventorying all equipment utilizing embedded technology by vendor and model, and contacting the necessary vendors with regards to the compliance status of each item. Services or equipment provided by non-compliant vendors identified through the assessment process will be upgraded to compliant versions to the extent that the Company cannot correct identified problem areas internally. This step is expected to be completed by the end of the second quarter of fiscal 1999.

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

     Notwithstanding the substantive work efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party business entities. The Company is in the process of developing business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. The Company anticipates that development of such contingency plans will be completed by the end of the second quarter of fiscal 1999. The Company will continuously monitor the adequacy of its contingency plans throughout the remainder of fiscal 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's borrowings is principally based on variable rates. The Company's objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps and collars to achieve this objective, effectively converting a portion of its variable-rate borrowings to fixed-rate borrowings.

     LIBOR is the rate upon which the Company's variable rate debt is principally based. If LIBOR were to increase 1% in 1999 as compared to the end of 1998, the company's interest expense, after considering the effects of its interest rate swap and collar agreements, would increase $0.1 million based on the Company's outstanding debt as of January 24, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Operations for the fiscal years
  ended January 24, 1999, January 25, 1998 and January 26,
  1997......................................................   17
Consolidated Balance Sheets as of January 24, 1999 and
  January 25, 1998..........................................   18
Consolidated Statements of Cash Flows for the fiscal years
  ended January 24, 1999, January 25, 1998 and January 26,
  1997......................................................   19
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 24, 1999, January 25, 1998,
  January 26, 1997 and January 28, 1996.....................   20
Notes to Consolidated Financial Statements..................   21
Report of Independent Accountants...........................   31

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 24,    JANUARY 25,    JANUARY 26,
                                                                   1999           1998           1997
     (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)         -----------    -----------    -----------
Sales.......................................................     $2,595.0       $2,266.0       $1,958.8
Cost of merchandise sold (includes occupancy)...............      1,859.4        1,634.3        1,437.8
                                                                 --------       --------       --------
Gross margin................................................        735.6          631.7          521.0
Selling, general and administrative expenses................        557.6          484.9          409.6
Pre-opening expense.........................................          7.8            7.2            7.2
Goodwill amortization.......................................          2.9            1.6            1.1
Operating income............................................        167.3          138.0          103.1
Interest expense............................................         16.2            7.2            7.0
                                                                 --------       --------       --------
Income before income tax....................................        151.1          130.8           96.1
Income tax provision........................................         59.0           50.6           38.2
                                                                 --------       --------       --------
Net income..................................................     $   92.1       $   80.2       $   57.9
                                                                 ========       ========       ========
Earnings per common share data (Note 2)
  Diluted earnings per common share.........................         $1.12          $.98             $.70
                                                                 ========       ========       ========
  Diluted weighted average common shares outstanding (in
     thousands).............................................       82,503          82,241          82,554
                                                                 ========       ========       ========
  Basic earnings per common share...........................        $1.20           $1.06            $.77
                                                                 ========       ========       ========
  Basic weighted average common shares outstanding (in
     thousands).............................................       76,631          75,825          75,575
                                                                 ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    FISCAL YEAR ENDED
                                                                --------------------------
                                                                JANUARY 24,    JANUARY 25,
                                                                   1999           1998
         (DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)             -----------    -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................     $   42.8       $   65.1
  Merchandise inventories...................................      1,019.6          879.1
  Accounts receivable and other current assets..............         62.9           60.8
  Deferred income taxes.....................................          8.0           13.4
                                                                 --------       --------
     Total Current Assets...................................      1,133.3        1,018.4
Property and equipment, net.................................        493.8          373.7
Other assets................................................         25.1           20.1
Deferred income taxes.......................................          8.4           13.2
Goodwill, net of accumulated amortization of $46.0 and
  $43.1, respectively.......................................        106.0          109.5
                                                                 --------       --------
                                                                 $1,766.6       $1,534.9
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................     $  134.1       $  127.3
  Trade accounts payable....................................        607.2          480.7
  Accrued payroll and other liabilities.....................        221.7          210.8
  Taxes, including income taxes.............................         25.8           62.6
                                                                 --------       --------
     Total Current Liabilities..............................        988.8          881.4
Long-term debt and capital lease obligations................          6.3            5.2
Other long-term liabilities.................................         56.4           50.2
                                                                 --------       --------
     Total Liabilities......................................      1,051.5          936.8
                                                                 --------       --------
Stockholders' Equity:
  Common stock, 200,000,000 shares authorized; 77,695,124
     and 75,395,998 shares issued and outstanding at January
     24, 1999 and January 25, 1998, respectively............        687.3          661.0
Deferred compensation and officer receivables...............         (7.7)          (6.3)
Accumulated other comprehensive income......................         (0.9)          (0.9)
Retained earnings (accumulated deficit).....................         36.4          (55.7)
                                                                 --------       --------
       Total Stockholders' Equity...........................        715.1          598.1
                                                                 --------       --------
                                                                 $1,766.6       $1,534.9
                                                                 ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 24,    JANUARY 25,    JANUARY 26,
                                                                   1999           1998           1997
                   (DOLLARS IN MILLIONS)                        -----------    -----------    -----------
Cash Provided by (used for):
Operations
  Net income................................................      $  92.1        $  80.2        $  57.9
  Adjustments to reconcile net income to operating cash
     flows:
     Depreciation and amortization..........................         66.7           54.8           42.9
     (Increase) decrease in deferred income taxes...........         10.2            3.9           (6.4)
     Increase (decrease) in other long-term assets and
       liabilities..........................................          1.9            2.3           (2.8)
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories................................       (140.5)        (130.4)        (100.0)
     Increase in accounts payable...........................        126.5          121.9           45.3
     Increase in taxes payable..............................          2.9           12.0           44.2
     Other -- net...........................................          6.4            2.3           19.9
                                                                  -------        -------        -------
     Net cash provided by operations........................        166.2          147.0          101.0
                                                                  -------        -------        -------
Investing
  Capital expenditures......................................       (179.8)        (113.6)         (97.2)
  Proceeds from sale of property and equipment..............           --             --            4.7
  Acquisitions..............................................           --          (61.4)            --
  Other.....................................................           --             --           (0.4)
                                                                  -------        -------        -------
     Net cash used for investing............................       (179.8)        (175.0)         (92.9)
                                                                  -------        -------        -------
Financing
  Repayment of long-term debt and capital lease
     obligations............................................         (4.6)          (0.9)          (2.0)
  Increase in capital lease obligations.....................          3.0             --             --
  Proceeds from sale of put options.........................           --             --            4.5
  Repurchase of put option..................................           --           (0.8)            --
  Proceeds from construction funding........................          1.3            6.8           19.8
  Net funding from (to) credit facility.....................          9.4           85.8          (30.0)
  Issuance of common stock..................................         33.9           21.4            5.7
  Repurchase of common stock................................        (51.7)         (61.8)            --
                                                                  -------        -------        -------
     Net cash provided by (used for) financing..............         (8.7)          50.5           (2.0)
                                                                  -------        -------        -------
Net increase (decrease) in cash and equivalents.............        (22.3)          22.5            6.1
Cash and equivalents at beginning of year...................         65.1           42.6           36.5
                                                                  -------        -------        -------
Cash and equivalents at end of year.........................      $  42.8        $  65.1        $  42.6
                                                                  =======        =======        =======
Supplemental Cash Flow Disclosures:
  Interest paid.............................................      $  16.2        $   9.8        $   9.8
  Income taxes paid.........................................      $  42.1        $  40.0        $   5.9
  Common stock issued for business acquisition..............           --        $   6.5             --
  Debt and liabilities assumed in business acquisition......           --        $  26.9             --

          See accompanying Notes to Consolidated Financial Statements.

                              BORDERS GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              DEFERRED      ACCUMULATED      RETAINED
                                         COMMON STOCK       COMPENSATION       OTHER         EARNINGS
                                     --------------------   AND OFFICER    COMPREHENSIVE   (ACCUMULATED
                                       SHARES     AMOUNT    RECEIVABLES       INCOME         DEFICIT)     TOTAL
                                       ------     ------    ------------   -------------   ------------   -----
                              (DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)
Balance at January 28, 1996.......   75,317,984   $ 669.2      $(3.4)          $  --         $(193.8)     $472.0
                                     ----------   -------      -----           -----         -------      ------
Net income........................           --        --         --              --            57.9        57.9
Issuance of Common Stock..........      540,032       5.8         --              --              --         5.8
Tax benefit of equity
  compensation....................           --       2.7         --              --              --         2.7
Issuance of put options:
  Receipt of premium..............           --       4.5         --              --              --         4.5
  Shares subject to repurchase....           --     (34.1)        --              --              --       (34.1)
Change in receivables and deferred
  Compensation....................           --        --        2.6              --              --         2.6
                                     ----------   -------      -----           -----         -------      ------
Balance at January 26, 1997.......   75,858,016   $ 648.1      $(0.8)          $  --         $(135.9)     $511.4
                                     ----------   -------      -----           -----         -------      ------
Net income........................           --        --         --              --            80.2        80.2
Foreign currency translation
  adjustments.....................           --        --         --            (1.4)             --        (1.4)
Related tax effect................           --        --         --             0.5              --         0.5
Comprehensive income                                                                                        79.3
Issuance of common stock..........    1,916,844      29.4       (5.5)             --              --        23.9
Repurchase and retirement of
  Common Stock....................   (2,518,800)    (61.8)        --              --              --       (61.8)
Tax benefit of equity
  compensation....................           --       5.5         --              --              --         5.5
Cancellation of put options:
  Payment of premium..............           --      (0.8)        --              --              --        (0.8)
  Shares subject to repurchase....           --      34.1         --              --              --        34.1
Acquisition.......................      139,938       6.5         --              --              --         6.5
                                     ----------   -------      -----           -----         -------      ------
Balance at January 25, 1998.......   75,395,998   $ 661.0      $(6.3)          $(0.9)        $ (55.7)     $598.1
                                     ----------   -------      -----           -----         -------      ------
Net income........................           --        --         --              --            92.1        92.1
Issuance of Common Stock..........    4,171,059      38.3       (6.6)             --              --        31.7
Repurchase and retirement of
  Common Stock....................   (1,871,933)    (51.7)        --              --              --       (51.7)
Tax benefit of equity
  compensation....................           --      39.7         --              --              --        39.7
Change in receivables and deferred
  Compensation....................           --        --        5.2              --              --         5.2
                                     ----------   -------      -----           -----         -------      ------
Balance at January 24, 1999.......   77,695,124   $ 687.3      $(7.7)          $(0.9)        $  36.4      $715.1
                                     ==========   =======      =====           =====         =======      ======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book and music superstores, mall-based bookstores and other bookstores in the United States, United Kingdom, Singapore and Australia. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com. The Company owns all of the outstanding stock of Borders, Inc. (Borders), Walden Book Company, Inc. (Walden), Books etc. and Borders Online, Inc.

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

     Fiscal Year: The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1998, 1997, and 1996 consisted of 52 weeks and ended on January 24, 1999, January 25, 1998, and January 26, 1997, respectively.

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

     Goodwill: Goodwill is amortized over 40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology on a quarterly basis. This methodology is applied to Borders and Books etc. separately (the businesses for which the Company has recorded goodwill). In determining the fair value, the median price/earnings (P/E) multiple for similar growth retail companies is calculated based upon actual quoted market prices per share and analysts' consensus earnings estimates for these growth companies. This P/E multiple is applied to the earnings for Borders and Books etc. to arrive at an overall fair value of the respective companies. The Company evaluates any indicated impairment as temporary or permanent, and records appropriate charges (if any) to operations for permanent impairments in fair value.

     Financial Instruments: The recorded values of the Company's financial instruments, which include accounts receivable and accounts payable, approximate their fair values.

     The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its variable-rate debt. The net cash amounts paid or received by the Company resulting from these agreements are recognized as an adjustment to interest expense in the period to which the amounts paid or received relate.

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

     Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of APB No. 25. See Note 10 for discussion of the pro forma net income calculated under FAS 123.

     New Accounting Guidance: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities (FAS 133), which the Company is required to adopt effective January 24, 2000. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting FAS 133 will be material to its financial position.

     Reclassifications: Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation.

NOTE 2 -- WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average shares outstanding are calculated as follows (thousands):

                                                          1998        1997        1996
                                                          ----        ----        ----
Weighted-average common shares outstanding -- basic
  earnings per share.................................    76,631      75,825      75,575
Dilutive effect of employee stock options............     5,872       6,416       6,979
                                                         ------      ------      ------
Weighted-average common shares outstanding -- diluted
  earnings per share.................................    82,503      82,241      82,554
                                                         ======      ======      ======

NOTE 3 -- ACQUISITION

     Effective October 20, 1997, the Company purchased 100% of the outstanding stock of Books etc., a London-based retailer of books and associated products for a purchase price of $71.1, allocated primarily to fixed assets, inventory and goodwill of $64.1. At the time of acquisition, Books etc. operated 23 stores in the United Kingdom. The acquisition has been accounted for as a purchase. This transaction did not have a material impact on earnings in 1997.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1998         1997
                                                               ----         ----
Property and equipment:
  Land......................................................  $  10.2      $  10.2
  Buildings.................................................      5.7          5.7
  Leasehold improvements....................................    251.9        214.4
  Furniture and fixtures....................................    507.6        404.3
  Construction in progress..................................     50.0         20.6
                                                              -------      -------
                                                                825.4        655.2
Less -- accumulated depreciation and amortization...........   (331.6)      (281.5)
                                                              -------      -------
Property and equipment, net.................................  $ 493.8      $ 373.7
                                                              =======      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 5 -- INCOME TAXES

     The income tax provision consists of:

                                                              1998       1997       1996
                                                              ----       ----       ----
Current:
  Federal...................................................  $40.9      $42.7      $39.5
  State and local...........................................    7.9        4.3        4.9
  Foreign...................................................     --        0.4         --
Deferred:
  Restructuring reserve.....................................    0.8        0.6        2.1
  FAS 121 impairment........................................    2.0        2.7        4.4
  Deferred compensation.....................................    1.5       (2.5)      (1.0)
  Differences in book and tax depreciation..................    7.1        5.1        1.9
  Inventory valuation differences...........................   (0.6)      (2.3)      (4.1)
  Other.....................................................   (0.6)      (0.4)      (9.5)
                                                              -----      -----      -----
  Total income tax provision................................  $59.0      $50.6      $38.2
                                                              =====      =====      =====

     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                                              1998       1997       1996
                                                              ----       ----       ----
Federal statutory rate......................................  $52.9      $45.8      $33.3
State and local taxes, net of federal tax benefit...........    5.2        3.5        3.0
Goodwill amortization.......................................    0.4        0.4        0.4
Other.......................................................    0.5        0.9        1.5
                                                              -----      -----      -----
Total income tax provision..................................  $59.0      $50.6      $38.2
                                                              =====      =====      =====

     Deferred tax assets and liabilities resulted from the following:

                                                                 1998             1997
                                                                 ----             ----
Deferred tax assets:
  Federal benefit for state deferred taxes..................     $ 1.6            $ 2.0
  Accruals and other current liabilities....................      11.2             13.9
  Restructuring reserve.....................................       0.3              1.1
  Deferred revenue..........................................       7.0              7.0
  Other long-term liabilities...............................       2.7              2.0
  Deferred compensation.....................................       7.4              8.9
  Deferred rent.............................................      16.8             14.2
  FAS 121 impairment........................................       7.9              9.9
                                                                 -----            -----
  Total deferred tax assets.................................      54.9             59.0
                                                                 -----            -----
Deferred tax liabilities:
  Inventory.................................................       8.6              9.2
  Property and equipment....................................      26.5             19.4
  Other.....................................................       3.4              3.8
                                                                 -----            -----
  Total deferred tax liabilities............................      38.5             32.4
                                                                 -----            -----
Net deferred tax assets.....................................     $16.4            $26.6
                                                                 =====            =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     There are various claims, lawsuits and actions pending against the Company and its subsidiaries that are incident to their operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

     During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation to maintain required investment grade ratings or the termination of the guarantee by Kmart Corporation of the Company's obligations under the related leases (which would require the mutual consent of Kmart Corporation and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6. Since February 1995, Kmart Corporation has failed to maintain investment grade ratings and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its rights to put the notes.

     During December 1996, the Company sold two million put options on the Company's common stock which had exercise prices of $16.75-$17.25 per share and expired on various dates between March 16, 1998 and April 15, 1998. The Company received proceeds of $4.5 upon sale of the puts. During 1997, all two million put options were repurchased from the holders for $0.8.

     In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; unspecified treble damages on behalf of each of the bookstore plaintiffs, and with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11.3 or more and requests treble damages on behalf of the named plaintiffs, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March of 1998. The Company intends to vigorously defend the action.

     On November 20, 1998, six independent booksellers instituted an action against the Company and Barnes & Noble, Inc., in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.

     The Company has not included any liability in its financial statements in connection with the lawsuits described above.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 7 -- DEBT

     The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the Credit Facility of $131.9 at January 24, 1999 and $122.5 at January 25, 1998. The weighted average interest rate in 1998 and 1997 was approximately 6.4% and 6.3%, respectively.

     The Company's long-term debt obligations consist of capital lease liabilities at January 24, 1999. Scheduled principal payments and capitalized lease obligations as of January 24, 1999 are as follows: 1999 -- $1.9; 2000 -- $1.8; 2001 -- $0.3; 2002 -- $0.3; 2003 -- $0.3; 2004 and, thereafter, -- $4.1.

NOTE 8 -- LEASES

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

     Lease Commitments: Future minimum lease payments under operating leases at January 24, 1999 total $222.5 in 1999, $218.8 in 2000, $213.1 in 2001, $203.1 in
2002, $184.4 in 2003, $1,616.2 in all later years and, in the aggregate, total $2,658.1.

     Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

                                                         1998     1997     1996
                                                         ----     ----     ----
Rental Expenses:
  Minimum rentals.....................................  $222.3   $190.3   $163.8
  Percentage rentals..................................     2.3      2.7      3.3
                                                        ------   ------   ------
     Total............................................  $224.6   $193.0   $167.1
                                                        ======   ======   ======

     Capitalized Leases: The Company accounts for one store and certain computer equipment under capital leases. At January 24, 1999, the Company's commitments under leases accounted for as capital leases aggregated $8.7.

     Lease Financing Facility: The Company has a $250.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $123.9 and $157.9 outstanding under the Lease Facility at January 24, 1999 and January 25, 1998, respectively. In December, 1998, 17 properties previously financed through the Lease Facility with a total financed value of $70.9 were permanently financed through operating leases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     Employee Savings Plan: Employees of Borders who meet certain requirements as to age and service are eligible to participate in the Company's Savings Plan. The Company's expense related to this plan was $2.5, $2.5 and $2.8 for 1998, 1997 and 1996, respectively.

NOTE 10 -- STOCK-BASED BENEFIT PLANS

     Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company's common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. At January 24, 1999, the Company has 32.5 million shares authorized for the grant of stock options under these plans.

     The Company has established a compensation philosophy that is designed to foster a performance-oriented ownership culture. The stock option plans are an integral part of the Company's employee ownership culture and compensation program. Options have been granted under the plans to all full-time employees of the Company and its subsidiaries with 30 days or more of service, consisting of approximately 16,000 employees. The Company's executive compensation is heavily oriented toward equity incentives that includes a combination of stock and options which require at least some annual out-of-pocket investment in the business on the part of management. Restrictions on the equity incentives promote a long-term focus on the part of management and maximize retention of personnel. Management believes the equity incentives have been integral to its success in meeting operating objectives and reducing employee turnover.

     Stock Purchase Plans: The Company has a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company's senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company's common stock, at a 20% discount from the fair value of the same number of unrestricted shares of common stock. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The Employee Plan allows the Company's associates not covered under the Management Plan to purchase shares of the Company's common stock at a 15% discount from their fair market value.

     The Company recognizes compensation expense for the discount on restricted shares of common stock purchased under the Management Plan. Such discounts are recognized as expense on a straight-line basis over the three-year period during which the shares are restricted from sale or transfer. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     A summary of the information relative to the Company's stock option plans follows:

                                                                                WEIGHTED
                                                               NUMBER           AVERAGE
                                                              OF SHARES      EXERCISE PRICE
                                                              ---------      --------------
                                                                    (NUMBER OF SHARES
                                                                      IN THOUSANDS)
STOCK OPTIONS
Outstanding at January 28, 1996.............................   14,704            $ 7.25
  Granted...................................................    3,361             16.00
  Exercised.................................................      297              5.44
  Forfeited.................................................    1,581              9.19
Outstanding at January 26, 1997.............................   16,187              8.92
  Granted...................................................    8,304             27.99
  Exercised.................................................    1,800              3.43
  Forfeited.................................................    1,394             12.63
Outstanding at January 25, 1998.............................   21,297             16.58
  Granted...................................................    3,549             27.17
  Exercised.................................................    3,759              9.57
  Forfeited.................................................    1,901             22.51
Outstanding at January 24, 1999.............................   19,186             19.36
Balance exercisable at:
  January 26, 1997..........................................    2,278              2.70
  January 25, 1998..........................................    2,791              9.51
  January 24, 1999..........................................    5,365             11.87

     The weighted average fair values of options at their grant date where the exercise price equals the market price on the grant date were $11.52, $12.27 and $7.33 in 1998, 1997 and 1996, respectively.

     As permitted, the Company has adopted the disclosure-only option of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123). The pro forma net income had the Company adopted the fair-value accounting provisions of FAS 123 would have been $72.6, $69.0 and $50.8 in 1998, 1997, and 1996 respectively. Pro forma diluted and basic earnings per share would have been $0.88, $0.84 and $0.62 and $0.95, $0.91, and $0.67 in
1998, 1997 and 1996 respectively.

     The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

                                                              1998         1997         1996
                                                              ----         ----         ----
Risk-Free Interest Rate..................................    4.2-6.8%     5.5-6.8%     5.5-6.5%
Expected Life............................................  3-10 years   2-10 years   2-10 years
Expected Volatility......................................  33.3-40.7%   33.3-39.0%   33.3-40.0%
Expected Dividends.......................................          0%           0%           0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The following table summarizes the information regarding stock options outstanding at January 24, 1999 (number of shares in thousands):

                                    OUTSTANDING                             EXERCISABLE
                  -----------------------------------------------   ----------------------------
   RANGE OF       NUMBER OF   WEIGHTED AVERAGE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES    SHARES      REMAINING LIFE     EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------   ---------   ----------------   ----------------   ---------   ----------------
$ 3.06-$ 4.64         461           1.3               $ 4.22            461          $ 4.22
$ 6.86-$11.57       7,049           5.2                 8.42          3,483            8.03
$14.25-$17.81       1,492           6.0                16.54            555           17.00
$18.63-$27.50       3,253           8.2                23.29            268           23.81
$28.56-$34.06       6,931           8.4                30.22            598           29.98

     A summary of the information relative to the Company's stock purchase plans follows:

                                                    NUMBER OF       WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                     SHARES          PURCHASE PRICE        AT GRANT DATE FMV
                                                    ---------       ----------------       -----------------
                                                                (NUMBER OF SHARES IN THOUSANDS)
STOCK ISSUED UNDER STOCK PURCHASE PLANS
Management Plan
  1996..........................................        48               $ 9.33                 $11.67
  1997..........................................       923                18.09                  22.62
  1998..........................................        68                19.52                  24.40
Employee Plan
  1996..........................................       196                14.00                  16.48
  1997..........................................       157                20.06                  23.60
  1998..........................................       115                24.78                  29.15

NOTE 11 -- FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its variable-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The collar agreements are contracts to effectively limit the variability of interest on a portion of the Company's variable-rate debt. The notional amounts of these agreements are used to measure interest paid or received and do not represent the amount of exposure to credit loss.

     As of January 24, 1999 and January 25, 1998, the Company had the following interest rate instruments in effect:

                                                      JANUARY 24, 1999
                                    ----------------------------------------------------
                                                                                   FAIR
                                    NOTIONAL        STRIKE                        MARKET
                                     AMOUNT          RATE           PERIOD        VALUE
                                    --------        ------          ------        ------
Interest Rate Swaps...............  $ 33.1(a)        6.6%          9/98-9/03      $(2.1)
                                    $ 33.1(a)        6.9%          9/98-9/03      $(1.6)
Interest Rate Collar..............  $100.0         4.1%-5.5%      1/99-12/00      $ 0.1

       ---------------------------------------
       (a) Notional amount is the U.S. Dollar equivalent of 20.0 British Pounds. Replaced swaps outstanding at January 25, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

                                                         JANUARY 25, 1998
                                         -------------------------------------------------
                                                                                     FAIR
                                         NOTIONAL      STRIKE                       MARKET
                                          AMOUNT        RATE         PERIOD         VALUE
                                         --------      ------        ------         ------
Interest Rate Swaps....................  $33.5(a)       7.2%       11/97-11/00      $(0.6)
                                         $33.5(a)       7.1%       11/97-11/02      $(0.4)
Treasury Lock..........................  $50.0          5.5%       1/98- 8/98       $ 0.7

       ---------------------------------------
       (a)  Notional amount is the U.S. Dollar equivalent of 20.0 British
            Pounds

     In the first month of fiscal 1999, the Company entered into an interest rate swap with a notional amount of $175.0, which effectively converted variable rate U.S. dollar-denominated borrowings to a fixed rate of 4.6%. This swap agreement expires in 1 or 3 years from the date the Company entered into the agreement, at the option of the counterparty.

NOTE 12 -- SEGMENT INFORMATION

     The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores and online retailing through Borders.com. These operating segments have been aggregated into two reporting segments: stores and Borders.com. Although stores and Borders.com share a number of characteristics, such as the nature of the merchandise sold, the methods of merchandise procurement used, and the type of customer for the merchandise sold, they differ in their method of distributing merchandise to customers.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes charges allocating all corporate headquarters costs to each segment. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

                                                                  1998          1997          1996
                                                                  ----          ----          ----
Sales:
  Stores....................................................    $2,590.4      $2,266.0      $1,958.8
  Borders.com...............................................         4.6            --            --
                                                                --------      --------      --------
  Total sales...............................................     2,595.0       2,266.0       1,958.8
                                                                ========      ========      ========
Interest expense:
  Stores....................................................        13.5           6.9           7.0
  Borders.com...............................................         2.7           0.3            --
                                                                --------      --------      --------
  Total interest expense....................................        16.2           7.2           7.0
                                                                ========      ========      ========
Income tax expense (benefit):
  Stores....................................................        65.2          54.3          38.2
  Borders.com...............................................        (6.2)         (3.7)           --
                                                                --------      --------      --------
  Total income tax expense..................................        59.0          50.6          38.2
                                                                ========      ========      ========
Depreciation and amortization expense:
  Stores....................................................        64.8          54.8          42.9
  Borders.com...............................................         1.9            --            --
                                                                --------      --------      --------
  Total depreciation and amortization expense...............        66.7          54.8          42.9
                                                                ========      ========      ========
Net income (loss):
  Stores....................................................       102.6          86.2          57.9
  Borders.com...............................................       (10.5)         (6.0)           --
                                                                --------      --------      --------
  Total net income..........................................        92.1          80.2          57.9
                                                                ========      ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

                                                                  1998          1997
                                                                  ----          ----
Total assets:
  Stores....................................................    $1,718.4      $1,509.4
  Borders.com...............................................        48.2          25.5
                                                                --------      --------
  Total assets..............................................     1,766.6       1,534.9
                                                                ========      ========
Capital expenditures:
  Stores....................................................       168.2          98.7
  Borders.com...............................................        11.6          14.9
                                                                --------      --------
  Total capital expenditures................................       179.8         113.6
                                                                ========      ========

NOTE 13 -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                                      FISCAL 1998 QUARTER ENDED
                                                                --------------------------------------
                                                                APRIL      JULY     OCTOBER    JANUARY
                                                                -----      ----     -------    -------
                                                                     (DOLLARS IN MILLIONS EXCEPT
                                                                          PER SHARE AMOUNTS)
SALES.......................................................    $545.3    $546.0    $558.3     $945.4
Cost of merchandise sold (includes occupancy)...............     405.5     406.1     412.9      634.9
Operating Income............................................       9.0       7.9       3.2      147.2
Net Income (loss)...........................................       3.8       2.4      (0.8)      86.7
Diluted earnings (loss) per common share....................      0.05      0.03     (0.01)      1.06
Basic earnings (loss) per common share......................      0.05      0.03     (0.01)      1.13
                                                                      FISCAL 1997 QUARTER ENDED
                                                                --------------------------------------
                                                                APRIL      JULY     OCTOBER    JANUARY
                                                                ------    ------    -------    -------
SALES.......................................................    $463.6    $466.3    $477.3     $858.8
Cost of merchandise sold (includes occupancy)...............     350.8     351.1     355.1      577.3
Operating Income............................................       1.8       2.3       2.2      131.7
Net Income..................................................       0.4       0.5       0.4       78.9
Diluted earnings per common share                                 0.00      0.01      0.00       0.96
Basic earnings per common share.............................      0.01      0.01      0.01       1.05

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Borders Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Borders Group, Inc. and its subsidiaries at January 24, 1999 and January 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 24, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Bloomfield Hills, Michigan
March 8, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of the Company:

             NAME                AGE                             POSITION
             ----                ---                             --------
Robert F. DiRomualdo...........  54    Chairman, Chief Executive Officer, President and Director
George R. Mrkonic..............  46    Vice Chairman and Director
Bruce A. Quinnell..............  50    Vice Chairman
Vincent E. Altruda.............  49    President, International
Thomas D. Carney...............  52    Vice President, General Counsel and Secretary
Richard L. Flanagan............  46    President, Borders Stores
Timothy J. Hopkins.............  45    President, Merchandising and Distribution
Richard D. Joseph..............  42    Chairman and Chief Executive Officer, Borders (UK) Ltd.
Kenneth E. Scheve..............  52    Senior Vice President, Chief Financial Officer and Treasurer
Ronald S. Staffieri............  49    President, Waldenbooks Stores
Cedric J. Vanzura..............  35    President, Borders Online, Inc.
Kathryn L. Winkelhaus..........  43    President, Borders Group Stores
Peter R. Formanek..............  55    Director
Victor L. Lund.................  51    Director
Dr. Edna Greene Medford........  47    Director
Larry Pollock..................  51    Director
Leonard A. Schlesinger.........  46    Director

     The Company's Certificate provides, among other things, that Directors will be elected annually for one year terms. Directors hold office until their successors are elected and qualified.

     Robert F. DiRomualdo has served as the Chairman and a Director of the Company since its formation in August 1994. Mr. DiRomualdo also served as the Chief Executive Officer of the Company until November, 1998, and became President and Chief Executive Officer in April 1999. Prior to the formation of the Company, Mr. DiRomualdo was President and Chief Executive Officer of Borders from January 1989 to February 1994. From February 1994 to August 1994, Mr. DiRomualdo was responsible for overall operations at Borders and Walden.

     George R. Mrkonic has served as the Vice Chairman of the Company since December 1994, and a Director since its formation in August 1994. He has also served as President of the Company from December 1994 until January 1997. Prior to joining the Company, Mr. Mrkonic served as Executive Vice President, Specialty Retailing Group of Kmart Corporation, where he had overall responsibility for the specialty retailing operations of Kmart including, among others, Borders and Walden, from November 1990 to November 1994. Mr. Mrkonic is also a director of Champion Enterprises, Inc., a manufacturer and seller of manufactured homes and mid-sized buses and Syntel, Inc., a computer software and development company, and Cheap Tickets, Inc., a retail seller of discount tickets for domestic leisure air travel.

     Bruce A. Quinnell has served as Vice Chairman of the Company since April 1999. Mr. Quinnell served as President and Chief Operating Officer of the Company from February 1997 to April 1999. Mr. Quinnell served as President and Chief Operating Officer of Walden from November 1994 to February 1997. From January 1994 to November 1994, Mr. Quinnell held the position of Executive Vice President and Chief Operating Officer of Walden. Prior to joining Walden, Mr. Quinnell was Executive Vice President, Finance and Administration for PACE Membership Warehouse, Inc., a former subsidiary of Kmart, from October 1992 to January 1994. From September 1987 until October 1992, Mr. Quinnell was Chief Financial Officer of Dollar General Corp., a general merchandise retailer.

     Vincent E. Altruda has served as President of the Company's international operations since December, 1997. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Operations.

     Thomas D. Carney has been Vice President, General Counsel and Secretary of the Company since December 1994. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit, Michigan.

     Richard L. Flanagan has served as President of Borders Stores since February 1997. From February 1994 until February 1997, Mr. Flanagan served as President and Chief Operating Officer of Borders. Prior thereto, Mr. Flanagan served as Chief Financial Officer of Borders from April 1991 to February 1994. From 1987 until April 1991, Mr. Flanagan was Vice President and Chief Financial Officer of Ellwood Group, Inc., a steel manufacturer.

     Timothy J. Hopkins has served as President of Merchandising and Distribution since February 1997. From 1995 to February 1997, Mr. Hopkins served as Sr. Vice President, Merchandising and Marketing for Walden. Prior to joining the company, Mr. Hopkins served as Vice President, International and also Vice President, Merchandising with QVC Network from 1992 through 1995.

     Richard D. Joseph is the Chairman and Chief Executive Officer of Borders
(UK) Ltd. and served in executive positions with Books etc. since he co-founded the company in 1981.

     Kenneth E. Scheve has served as Senior Vice President, Chief Financial Officer and Treasurer of Borders Group Inc. since February 1997. From 1994 through February 1997, Mr. Scheve served as Vice President, Finance for Walden. Prior to joining the company, Mr. Scheve served as Director -- Internal Audit, Specialty Retailing Group of Kmart Corporation from 1991 through 1994.

     Ronald S. Staffieri has served as President of Waldenbooks Stores since April 1999. Mr. Staffieri served as Chief Administrative Officer of the Company from January 1998 to April 1999. From July 1997 to January 1998, Mr. Staffieri served as President of Borders Outlet. Prior to joining the Company Mr. Staffieri was President and Chief Executive Officer of Lil' Things, a chain of children's superstores, from 1994 until January of 1997. From 1990 until 1994, Mr. Staffieri served as President and Chief Executive Officer of Kaybee Toy Stores, a division of Melville Corporation, and as a Vice President of Melville Corporation and a member of its Operating Committee.

     In June of 1997, Lil' Things filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and the business was liquidated in December of 1997.

     Cedric J. Vanzura has served as President of Borders Online, Inc. since April 1999. Mr. Vanzura served as Senior Vice President of Electronic Commerce and Fulfillment Services from February 1998 to April 1999. From August 1996 to February 1998, Mr. Vanzura served as Vice President, Planning and Finance, and Treasurer. From November 1994 until August 1996. Mr. Vanzura served as Vice President, Group Planning and Resource Management. From May 1994 to November 1994, Mr. Vanzura held the position of Director, Business Development, Specialty Retail Group of Kmart. Prior to joining Kmart, from 1990 to 1994, Mr. Vanzura was a Senior Consultant and then a Manager, Management Consulting, at Deloitte & Touche Management Consulting.

     Kathryn L. Winkelhaus has served as President of Borders Group Stores since April 1999. Ms. Winkelhaus served as President of Waldenbooks Stores from February 1997 to April 1999. From 1992 through 1997, Ms. Winkelhaus served as Sr. Vice President, Store Operations for Walden. Ms. Winkelhaus has held several positions of increasing levels of responsibility in store operations since joining Walden in 1979.

     Peter R. Formanek has served as a director of the Company since August, 1995. Mr. Formanek was co-founder of Autozone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of Autozone, Inc. from 1986 until his retirement in May, 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter drug and personal care products and vitamins, and Gart Sports, Inc., a retailer of sporting goods.

     Victor L. Lund has served as a director of the Company since July, 1997. Mr. Lund has served as Chairman of the Board of American Stores Company, a food and drug retailer, since June 1995 and as its Chief Executive Officer since August 1992. He was President of American Stores Company from August 1992 until June 1995. Mr. Lund also serves as a director of American Stores Company.

     Dr. Edna Greene Medford became a director of the Company in September, 1998. Dr. Medford is an Associate Professor of History and a former Director of the Undergraduate Program in History at Howard University.

     Larry Pollock has served as a director of the Company since August, 1995. Since September, 1998, Mr. Pollock has served as President and Chief Executive Officer of HomePlace, Inc., a chain of home furnishings and housewares superstores, which he joined in January of 1997 as Executive Vice President and Chief Operating Officer. From 1994 until 1996, he served as the President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer. From 1990 through 1993, Mr. Pollock served as President and Chief Operating Officer of Karten's Jewelers, Inc., a New England jewelry chain. Mr. Pollock is a partner of Independent Group L.P., a privately-held radio broadcasting company based in Cleveland, Ohio.

     In January of 1998, HomePlace, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code.

     Leonard A. Schlesinger has served as a director of the Company since August, 1995. Mr. Schlesinger became Senior Vice President for Development of Brown University and a professor of sociology and public policy in October 1998. Prior to joining Brown University, he served as a faculty member at the Harvard Business School for more than five years, most recently as the George Fisher Baker, Jr. Professor of Business Administration. Mr. Schlesinger serves as a director of The Limited, Inc., a specialty retailer, Pegasystems, Inc., a customer relationship management software company, and GC Companies, Inc., a motion picture exhibition company.

     Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

COMMITTEES

     The Audit Committee was established for the purpose of reviewing and making recommendations regarding the Company's employment of independent accountants, the annual audit of the Company's financial statements and the Company's internal controls, accounting practices and policies. The current members of the Audit Committee are Mr. Lund and Dr. Medford.

     The Compensation Committee was established for the purpose of making recommendations to the Board of Directors regarding the nature and amount of compensation for executive officers of the Company. The Compensation Committee also administers certain of the Company's employee benefit plans. The current members of the Compensation Committee are Mr. Formanek, Mr. Pollock, and Mr. Schlesinger.

COMPENSATION OF DIRECTORS

     For service as a director during 1998, each director who is not an employee of the Company received 2,000 restricted shares of Common Stock (the "Restricted Shares") paid at the beginning of the relevant calendar year, subject to a maximum value of $75,000. The restrictions on such Restricted Shares will generally lapse one year from the date of grant.

     On the date of each of the Company's Annual Meetings, each eligible director receives an option to purchase 5,000 shares of common stock of the Company. The exercise price of options granted under the Plan is the fair market value on the date of grant. To be eligible to receive option grants at the Annual Meetings to be held in 1999 and thereafter, a director generally must have held at least 20,000 shares of common stock, for the one-year period prior to the date of the meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for the Company's May 13, 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the heading "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's May 13, 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the headings "Settlement Agreement" and "Certain Transactions and Indebtedness of Management" in the Proxy Statement for the Company's May 13, 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith unless otherwise indicated:

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1        Restated Articles of Incorporation of Borders Group, Inc.
 3.3(6)     Bylaws of Borders Group, Inc.
 3.4        First Amendment to Bylaws of Borders Group, Inc.
 3.5        Second Amendment to Bylaws of Borders Group, Inc.
 3.6        Third Amendment to Bylaws of Borders Group, Inc.
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation.
10.2(5)     Form of Severance Agreement.
10.3(6)     Borders Group, Inc. Stock Option Plan.
10.4(8)     First Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.5        Second Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.6        Third Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.7(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.8(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.9(2)     Borders Group, Inc. Management Stock Purchase Plan.
10.10(8)    First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.11(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.12       Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan.
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.15       Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.16       Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.17(6)    Borders Group, Inc. Annual Incentive Bonus Plan.
10.18       First Amendment to the Borders Group, Inc. Annual Incentive
            Plan.
10.19(2)    Borders Group, Inc. Director Stock Plan.
10.20(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.21(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.22(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.23(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto.
10.24(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.25(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.26(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.27(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Richard L. Flanagan.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.28(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell.
10.29(10)   Borders Group, Inc. Stock Option Plan for International
            Employees.
10.30       1998 Borders Group, Inc. Stock Option Plan.
10.31       Agreement dated November 16, 1998, between Borders Group,
            Inc. and Robert F. DiRomualdo.
10.32       Agreement dated November 16, 1998, between Borders Group,
            Inc. and George R. Mrkonic.
10.33       Agreement dated November 16, 1998, between Borders Group,
            Inc. and Philip M. Pfeffer.
10.34       Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties
            thereto.
10.35       Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer.
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995.
21.1        Subsidiaries of Registrant.
23.1        Consent of PricewaterhouseCoopers LLP.
27          Financial Data Schedule.
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- "Safe Harbor" for Forward-Looking
            Statements.

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

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

 (6) Incorporated by reference from the Company's Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     One report was filed on Form 8-K under Item 5 -- Other Events which stated the time and place of the Company's Annual Meeting of Stockholders. This report was dated and filed on March 5, 1999 (File No. 1-13740).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BORDERS GROUP, INC.
                                  (Registrant)

                                          BY:     /s/ ROBERT F. DIROMUALDO
                                            ------------------------------------
                                                    Robert F. DiRomualdo
                                             Chairman, Chief Executive Officer
                                                       and President

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

                    NAME                                           TITLE                           DATE
                    ----                                           -----                           ----

          /s/ ROBERT F. DIROMUALDO                  Chairman, Chief Executive Officer,        April 26, 1999
---------------------------------------------       President and Director
            Robert F. DiRomualdo

            /s/ GEORGE R. MRKONIC                   Vice Chairman and Director                April 26, 1999
---------------------------------------------
              George R. Mrkonic

            /s/ KENNETH E. SCHEVE                   Senior Vice President, Chief              April 26, 1999
---------------------------------------------       Financial Officer and Treasurer
              Kenneth E. Scheve                     (Principal Financial and Accounting
                                                    Officer)

            /s/ PETER R. FORMANEK                   Director                                  April 26, 1999
---------------------------------------------
              Peter R. Formanek

             /s/ VICTOR L. LUND                     Director                                  April 26, 1999
---------------------------------------------
               Victor L. Lund

         /s/ DR. EDNA GREENE MEDFORD                Director                                  April 26, 1999
---------------------------------------------
           Dr. Edna Greene Medford

              /s/ LARRY POLLOCK                     Director                                  April 26, 1999
---------------------------------------------
                Larry Pollock

         /s/ LEONARD A. SCHLESINGER                 Director                                  April 26, 1999
---------------------------------------------
           Leonard A. Schlesinger

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1        Restated Articles of Incorporation of Borders Group, Inc.
 3.3(6)     Bylaws of Borders Group, Inc.
 3.4        First Amendment to Bylaws of Borders Group, Inc.
 3.5        Second Amendment to Bylaws of Borders Group, Inc.
 3.6        Third Amendment to Bylaws of Borders Group, Inc.
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation.
10.2(5)     Form of Severance Agreement.
10.3(6)     Borders Group, Inc. Stock Option Plan.
10.4(8)     First Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.5        Second Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.6        Third Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.7(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.8(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.9(2)     Borders Group, Inc. Management Stock Purchase Plan.
10.10(8)    First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.11(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.12       Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan.
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.15       Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.16       Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.17(6)    Borders Group, Inc. Annual Incentive Bonus Plan.
10.18       First Amendment to the Borders Group, Inc. Annual Incentive
            Plan.
10.19(2)    Borders Group, Inc. Director Stock Plan.
10.20(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.21(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.22(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.23(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto.
10.24(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.25(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.26(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.27(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Richard L. Flanagan.
10.28(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell.
10.29(10)   Borders Group, Inc. Stock Option Plan for International
            Employees.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.30       1998 Borders Group, Inc. Stock Option Plan.
10.31       Agreement dated November 16, 1998, between Borders Group,
            Inc. and Robert F. DiRomualdo.
10.32       Agreement dated November 16, 1998, between Borders Group,
            Inc. and George R. Mrkonic.
10.33       Agreement dated November 16, 1998, between Borders Group,
            Inc. and Philip M. Pfeffer.
10.34       Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties
            thereto.
10.35       Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer.
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995.
21.1        Subsidiaries of Registrant.
23.1        Consent of PricewaterhouseCoopers LLP.
27          Financial Data Schedule.
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- "Safe Harbor" for Forward-Looking
            Statements.

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

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 28, 1996 (File No. 1-13740).

 (6) Incorporated by reference from the Company's Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     One report was filed on Form 8-K under Item 5 -- Other Events which stated the time and place of the Company's Annual Meeting of Stockholders. This report was dated and filed on March 5, 1999 (File No. 1-13740).