Form 10-Q
period 1999-04-25
BORDERS GROUP INC
filed 1999-06-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 25, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to .

                         Commission file number 1-13740

                               Borders Group, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


               MICHIGAN                              38-3196915
              ----------                             ----------
       (State or other jurisdiction               (I.R.S Employer
        of incorporation or                        Identification
           organization)                               No.)


              100 Phoenix Drive, Ann Arbor, Michigan 48108
             ---------------------------------------------
               (Address of principal executive offices)
                               (zip code)

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


  Title of Class                             Shares Outstanding As of
  --------------                                  May 25, 1999
  Common Stock                               ------------------------
                                                  77,560,997

                               BORDERS GROUP, INC.

                                      INDEX


Part I - Financial Information

                                                                            Page

   Item 1. Financial Statements                                            1

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     10

   Item 3. Quantitative and Qualitative Disclosures about
           Market Risk                                                   N/A

Part II - Other information

   Item 1. Legal Proceedings                                               16

   Item 2. Changes in Securities and Use of Proceeds                       16

   Item 3. Defaults Upon Senior Securities                                 N/A

   Item 4. Submission of Matters to a vote of                              N/A
           Securityholders

   Item 5. Other Information                                               N/A

   Item 6. Exhibits and Reports on Form 8-K                                17


Signatures                                                                 18

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)

                                                   13 Weeks Ended
                                                 April 25,     April 26,
                                                   1999          1998
                                               ------------- -------------

Sales                                               $ 618.7       $ 545.3
Cost of merchandise sold, including
occupancy costs                                       457.2         405.5
                                               ------------- -------------
Gross margin                                          161.5         139.8
Selling, general and administrative expenses          162.0         129.8
Pre-opening expense                                     1.4           0.3
Goodwill amortization                                   0.7           0.7
                                               ------------- -------------
Operating income (loss)                                (2.6)          9.0
Interest expense                                        4.1           2.7
                                               ------------- -------------

Income (loss) before income tax                        (6.7)          6.3
Income tax expense (benefit)                           (2.6)          2.5
                                               ------------- -------------

Net income (loss)                                    $ (4.1)       $  3.8
                                               ============= =============

Earnings per common share data --
   Diluted earnings (loss) per common share         $ (0.05)       $ 0.05
                                               ============= =============
   Diluted weighted average common shares
   Outstanding (in thousands)                        80,317        83,027
                                               ============= =============

   Basic earnings (loss) per common share          $ (0.05)        $ 0.05
                                               ============= =============
   Basic weighted average common shares
   outstanding (in thousands)                        77,345        75,772
                                               ============= =============

       See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)

                                      April 25,   April 26,  January 24,
                                        1999        1998        1999
                                     ----------  ----------  ----------

Assets
Current Assets
Cash                                   $  49.0     $  49.7     $  42.8
Merchandise inventories                1,032.9       926.0     1,019.6
Accounts receivable and other
current assets                            70.6        68.6        70.9
                                     ----------  ----------  ----------
Total Current Assets                   1,152.5     1,044.3     1,133.3
Property and equipment, net of
accumulated depreciation of $348.9,
$293.1 and $331.6 at April 25,
1999, April 26, 1998 and January
24, 1999, respectively                   490.6       390.9       493.8
Other assets and deferred charges         33.6        33.1        33.5
Goodwill, net of accumulated
amortization of $46.7, $43.8, and
$46.0 at April 25, 1999, April 26,
1998 and January 24, 1999,
respectively                             122.3       108.6       106.0
                                     ----------  ----------  ----------
                                      $1,799.0  $ 1,576.9    $ 1,766.6
                                     ==========  ==========  ==========
Liabilities and Stockholders' Equity
Current Liabilities
Short-term debt and capital lease
obligations due within one year        $ 344.6     $ 224.3     $ 134.1
Trade accounts payable                   474.5       485.2       607.2
Accrued payroll and other
liabilities                              180.8       179.8       221.7
Taxes, including income taxes             17.0        22.0        25.8
                                     ----------  ----------  ----------
Total Current Liabilities              1,016.9       911.3       988.8
Long-term debt and capital lease
obligations                                7.0         5.2         6.3
Other long-term liabilities               63.0        51.6        56.4
                                     ----------  ----------  ----------
Total Liabilities                      1,086.9       968.1     1,051.5
                                     ----------  ----------  ----------
Stockholders' Equity
Common stock; 200,000,000 shares
authorized; 77,437,259,  76,163,408
and 77,695,124 issued and
outstanding at April 25, 1999,
April 26, 1998, and January 24,
1999, respectively                       687.2       666.3       687.3
Officers receivable and deferred
compensation                             (6.9)       (5.5)       (7.7)
Accumulated other comprehensive
income                                   (0.5)       (0.1)       (0.9)
Retained earnings (accumulated
deficit)                                  32.3      (51.9)        36.4
                                     ----------  ----------  ----------
Total Stockholders' Equity               712.1       608.8       715.1
                                     ----------  ----------  ----------
                                     $ 1,799.0   $ 1,576.9   $ 1,766.6
                                     ==========  ==========  ==========

 See accompanying Notes to Unaudited Condensed Consolidated Financial
                              Statements

                               BORDERS GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 13 WEEKS ENDED April 25, 1999
                              (Dollars in millions)
                                   (Unaudited)


                                      Deferred
                                    Compensation    Accum.
                                        and         Other
                      Common Stock    Officer    Comprehensive Retained
                     Shares   Amount Receivables    Income     Earnings  Total
                   ---------- ------ -----------  -----------  -------- -------

Balance at
January 24, 1999   77,695,124 $687.3    $ (7.7)       $ (0.9)    $ 36.4 $ 715.1
                   ---------- ------ ----------   -----------    ------ -------

Net loss                  --     --         --            --       (4.1)   (4.1)
Currency translation
adjustment, net of
taxes                     --     --         --           0.4         --     0.4
                                                                        -------
Comprehensive Income                                                       (3.7)
Issuance of common
stock                 483,187    5.6        --            --         --     5.6
Repurchase and
retirement of common
stock                (741,052)  (5.7)       --            --         --    (5.7)
Change in receivable
and deferred
compensation              --     --        0.8            --         --     0.8
                   ---------- ------ ----------   -----------    ------ -------

Balance at
April 25, 1999     77,437,259 $687.2    $ (6.9)       $ (0.5)    $ 32.3 $ 712.1
                   ========== ====== ==========   ===========    ====== =======


  See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                13 Weeks Ended
                                              April 25,  April 26,
                                                1999       1998
                                           ----------  -----------
Cash provided by (used for):
Operations
Net income (loss)                             $ (4.1)       $  3.8
Adjustments to reconcile net income (loss)
to operating cash flows:
 Depreciation and goodwill amortization          20.6         15.5
 Change in other long-term
 Assets and liabilities                           2.0          1.6
 Cash provided by (used for) current
 Assets and current liabilities:
    Increase in inventories                    (10.3)       (46.9)
    Increase (decrease) in accounts payable   (132.8)          4.5
    Decrease in accrued liabilities            (41.0)       (27.9)
    Decrease in taxes payable                   (8.8)       (40.6)
    Other, net                                    0.8          5.3
                                            ----------  -----------
Net cash used for operations                  (173.6)       (84.7)
                                            ----------  -----------
Investing
Capital expenditures                           (15.5)       (32.0)
Acquisitions, net of cash acquired             (16.5)           --
                                            ----------  -----------
Net cash used for investing                    (32.0)       (32.0)
                                            ----------  -----------
Financing
Net funding from credit facility                210.5         97.0
Issuance of common stock                          5.6          3.4
Repurchase of common stock                       (5.7)          --
Other, net                                        1.4          0.9
                                            ----------  -----------
Net cash provided by financing                  211.8        101.3
                                            ----------  -----------
Net increase/(decrease) in cash and
equivalents                                       6.2        (15.4)
Cash and equivalents at beginning of year        42.8         65.1
                                            ----------  -----------
Cash and equivalents at end of period         $  49.0      $  49.7
                                            ==========  ===========

    See accompanying Notes to Unaudited Condensed Consolidated
                       Financial Statements

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 24, 1999 (the 1998 consolidated financial statements).

  The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 25, 1999, the Company operated 262 superstores under the Borders name, including one in Singapore, one in Australia, and three in the United Kingdom, 886 mall-based and other bookstores primarily under the Waldenbooks name and 26 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

  During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. The mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation (the former parent of the Company) to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its Credit Facility. Since February 1995, Kmart has failed to maintain investment grade ratings, and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes. The Company does not believe that the note purchase, if required, would have a material effect on the Company's financial position or earnings.

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

   In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, have filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble in March of 1998. The Company has filed a Motion to Dismiss the action and a hearing on the Motion is scheduled for July 30, 1999. The Company intends to vigorously defend the action.

   On November 20, 1998, six independent booksellers instituted an action entitled Rae Richardson et al Vs Barnes & Noble et al against the Company and Barnes and Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. Counsel for the plaintiffs has requested informally to add approximately 20 additional as yet unidentified plaintiffs, and the Company has asked for information relating to such request. The Company intends to vigorously defend the action.

  The Company has not included any liability in its financial statements in connection with the lawsuits described above and has expensed as incurred all costs to date.

  In addition to the matters described above, the Company is from time to time involved in or affected by litigation incidental to the conduct of its businesses. The Company does not believe that any such incidental litigation will have a material adverse effect on its liquidity, financial position or results of operations.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


NOTE 3 - FINANCING

  Credit Facility: The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the credit facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the Credit Facility of $342.1 at April 25, 1999 and $131.9 at January 24, 1999.

  Lease Financing Facility: The Company has a $250.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $137.9 outstanding under the Lease Facility at April 25, 1999 and $123.9 at January 24, 1999.

NOTE 4 - COMPREHENSIVE INCOME

  Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consists solely of net income and foreign currency translation adjustments pursuant to FAS No. 52, "Foreign Currency Translation", as follows:


                                              13 Weeks Ended
                                           April 25,      April 26,
                                             1999           1998
                                           ----------    ----------

Net income (loss)                             $ (4.1)       $ 3.8
Other comprehensive income:
  Foreign currency
   translation adjustments                       0.6         1.3
  Related tax effect                            (0.2)       (0.5)
                                           ----------  ----------
                                                 0.4         0.8
                                           ----------  ----------
Total comprehensive income                    $ (3.7)       $ 4.6
                                           ==========  ==========

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


NOTE 5 - SEGMENT INFORMATION

   The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores, and online retailing. These operating segments have been aggregated into two reporting segments: stores and online retailing. Although stores and online retailing share a number of economic characteristics, such as the nature of the merchandise sold, the methods of merchandise procurement used, and the type of customer for the merchandise sold, they differ in their method of distributing merchandise to customers.

  Segment data includes charges allocating all corporate-headquarters costs to each segment. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

                                      13 Weeks Ended
                                  April 25,    April 26,
                                     1999        1998
                                  -----------  ----------
Sales:
   Stores                            $ 615.5     $ 545.3
   Borders.com                           3.2           -
                                  -----------  ----------
   Total sales                       $ 618.7     $ 545.3
                                  ===========  ==========

Net income (loss):
   Stores                              $ 0.2       $ 5.0
   Borders.com                         (4.3)       (1.2)
                                  -----------  ----------
   Total net income (loss)           $ (4.1)       $ 3.8
                                  ===========  ==========


                                  April 25,    April 26,
                                     1999        1998
                                  -----------  ----------

Total assets:
   Stores                          $ 1,748.7   $ 1,543.6
   Borders.com                          50.3        33.3
                                  -----------  ----------
   Total assets                    $ 1,799.0   $ 1,576.9
                                  ===========  ==========

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


NOTE 6 - CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 24, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires store pre-opening costs to be expensed as incurred. The Company had expensed store pre-opening costs in the first fiscal month of a store's operations. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP: however, adoption of this SOP did not have a material impact on the company's financial position, results of operations, or liquidity in the first quarter of 1999.

  In the first quarter of 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believes that these changes better reflect the useful lives of these assets. The Company will utilize the new depreciable lives prospectively. These changes did not have a material impact on the Company's financial position or results of operations in the first quarter of 1999 and are not expected to have a material impact for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 25, 1999, the Company operated 262 superstores under the Borders name, including one in Singapore, one in Australia, and three in the United Kingdom, 886 mall-based and other bookstores primarily under the Waldenbooks name and 26 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com. Borders is one of the nation's largest specialty coffee retailers with cafe operations in nearly all of its superstores.

  The Company's first quarters of 1999 and 1998 consisted of the 13 weeks ended April 25, 1999 and April 26, 1998, respectively.

Results of Operations

  The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated (data for the 13 weeks ended April 25, 1999 exclude the non-recurring charge related to Mr. Pfeffer's departure):

                                      13 Weeks Ended
                                 April 25,      April 26,
                                   1999           1998
                                ------------   ------------
Sales                                 100.0 %        100.0 %
Cost of merchandise sold,
including occupancy costs              73.9           74.4
                                ------------   ------------
Gross margin                           26.1           25.6
Selling, general and
administrative expenses                25.3           23.8
Pre-opening expense                     0.2              -
Goodwill amortization                   0.1            0.1
                                ------------   ------------
Operating income                        0.5            1.7
Interest expense                        0.7            0.5
                                ------------   ------------
Income before income taxes            (0.2)            1.2
Income tax expense                    (0.1)            0.5
                                ------------   ------------
Net income (loss)                     (0.1) %          0.7 %
                                ============   ============

Store Activity

The Company's store activity is summarized below:

                                                            Year
                                   Quarter Ended            Ended
                              April 25,     April 26,     January 24,
                                 1999         1998          1999
                             -----------  ------------   -----------

Borders Superstores
Beginning number of stores          250           203          203
Openings                             12             3           47
                             -----------  ------------   -----------
Ending number of stores             262           206          250
                             ===========  ============   ===========

Walden Mall Bookstores
Beginning number of stores          900           923          923
Openings                              8             4           16
Closings                           (22)          (24)         (39)
                             -----------  ------------   -----------
Ending number of stores             886           903          900
                             ===========  ============   ===========



13 Weeks Ended April 25, 1999 and April 26, 1998

  Store sales in the first quarter of 1999 were $615.5 million, a $70.2 million, or 12.9%, increase over first quarter 1998 sales of $545.3 million. This increase reflects a $74.4 million, or 22.2%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 3.3%. This increase was partially offset by a decline in Walden sales of $5.2 million due to a lower number of stores and a comparable store sales decrease of 2.3%.

  Gross margin as a percentage of sales was 26.1% in 1999 versus 25.6% in the first quarter of 1998. The increase primarily reflects a higher mix of Borders stores which have a lower percentage occupancy cost.

  As a percentage of sales, SG&A expense (excluding the non-recurring pre-tax charge of $5.5 million related to Mr. Pfeffer's departure) was 25.3% in 1999 versus 23.8% in the first quarter of 1998. The increase in SG&A is largely related to Borders.com expenses and international initiatives.

  Pre-opening expense in the first quarter of 1999 was $1.4 million versus $0.3 million from the same period in 1998. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 12 Borders superstores and 8 Walden stores in the first quarter of 1999 as compared to 3 Borders superstores and 4 Walden stores in the first quarter of 1998.

  Goodwill amortization was $0.7 million in the first quarter of 1999, unchanged from the same period in 1998.

  Interest expense was $4.1 million in the first quarter of 1999 as compared to $2.7 million in 1998. The increase of $1.4 million is primarily related to interest on borrowings to fund the repurchase of common stock and the opening of domestic and international superstores.

  Income tax benefit (excluding the non-recurring charge related to Mr. Pfeffer's departure) in the first quarter of 1999 was $0.5 million as compared to income tax expense of $2.5 million in 1998.

Liquidity and Capital Resources

  The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and its Borders.com business.

  Net cash used for operations for the 13 weeks ended April 25, 1999 was $173.6 million as compared to $84.7 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflects operating results, net of non-cash depreciation and amortization expense of $20.6 million. Operating cash outflows for the period were primarily the result of inventory purchases and a decrease in accounts payable during the period.

  Net cash used for investing for the first 13 weeks of 1999 was $32.0 million as compared to $32.0 million in the first 13 weeks of 1998, and primarily represents capital expenditures for new stores and the acquisition of All Wound Up, an operator of seasonal kiosks.

  Net cash provided by financing in the first 13 weeks of 1999 was $211.8 million versus $101.3 million in the first 13 weeks of 1998. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

  On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and Borders.com investment.

  The Company anticipates the need for additional seasonal borrowing capacity above and beyond the capacity of the Credit Facility and Lease Facility to fund its anticipated capital requirements. The Company expects to have such additional capacity in place by the end of the second quarter.

  The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $342.1 at April 25, 1999 and $131.9 at January 24, 1999.

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

  There were 39 properties financed through the Lease Facility, with a financed value of $137.9 million, at April 25, 1999. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

  During 1994, the Company entered into agreements in which leases with respect to four Borders' locations serve as collateral for certain mortgage pass-through certificates. The mortgage pass-through certificates include a provision requiring the Company to repurchase the underlying mortgage notes in certain events, including the failure by the Company to make payments of rent under the related leases, the failure by Kmart Corporation (the former parent of the Company) to maintain required investment grade ratings or the termination of the guarantee by Kmart of the Company's obligations under the related leases (which would require mutual consent of Kmart and Borders). In the event the Company is required to repurchase all of the underlying mortgage notes, the Company would be obligated to pay approximately $36.6 million. The Company would expect to fund this obligation through its Credit Facility. Since February 1995, Kmart has failed to maintain investment grade ratings, and, therefore, these notes are now subject to put by the holder. To date, the holder has not exercised its right to put the notes.

  The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $65.8 million of its common stock.

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

      Financial and Non-Financial Information Technology Systems These systems encompass both application software and operating system software. The Company has completed its assessment, renovation, and validation of potential problem areas concerning application software. Implementation (the final stage) of application software based in the Company's stores, distribution centers and headquarters is complete. The Borders.com system was designed with Year 2000 compliant data structures. Testing to verify that Year 2000 standards within Borders.com have been maintained is expected to be completed by the end of the second quarter. The assessment and renovation of operating system software has been completed. Validation and implementation of operating system software modifications are expected to be completed by the end of the second quarter of fiscal 1999.

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

Forward-Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Exhibit 99.1 to this report, "Cautionary Statement under the Private Securities Litigation Reform Act of 1995", identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Form 10-K Annual Report for the fiscal year ended January 24, 1999 describes three pending lawsuits against the Company asserting anti-trust and other claims. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any material developments in these matters during the fiscal quarter covered by this Report except, as follows: (i) the Company has filed a Motion to Dismiss the lawsuit filed in the United States District Court for the Southern District of New York by the Intimate Bookshop, Inc., and a hearing on the Company's motion is scheduled for July 30, 1999; and (ii) counsel for the plaintiffs in Rae Richardson et al Vs Barnes & Noble et al, the action instituted by six independent booksellers in the United States District Court for the Northern District of California, has requested informally to add approximately 20 additional as yet unidentified plaintiffs, and the Company has asked for information relating to such request.

  In addition to the matters described above, the Company is from time to time involved in or affected by litigation incidental to the conduct of its businesses. The Company does not believe that any such incidental litigation will have a material adverse effect on its liquidity, financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 1, 1999, the Company issued: (i) options to Mr. DiRomualdo to purchase 125,763 shares with an exercise price of $17.125 in lieu of salary and bonus in the aggregate amount of $686,666; and (ii) options to Mr. Mrkonic to purchase 94,332 shares with an exercise price of $17.235 in lieu of salary and bonus in the aggregate amount of $515,000. These transactions involved an offer solely to executive officers of the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)  Exhibits:

     27.0  Financial Data Schedule

     99.1  Cautionary  Statement  under the Private  Securities  Litigation
           Reform  Act  of  1995  -  "Safe   Harbor"  for   Forward-Looking
           Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                               -------------------
                                  (Registrant)


Date: June 8, 1999                  By:        /S/
                                       -----------------------
                                       Kenneth E. Scheve
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)