Form 10-Q
period 1999-07-25
BORDERS GROUP INC
filed 1999-09-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 25, 1999

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
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization           Identification No.)


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


                Title of Class               Shares Outstanding As of
                 Common Stock                    September 2, 1999
                                                    78,097,591

                               BORDERS GROUP, INC.



                                      INDEX



Part I - Financial Information

                                                                    Page

   Item 1.   Financial Statements                                     1

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              11

   Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                            N/A

Part II - Other information

   Item 1.   Legal Proceedings                                       17

   Item 2.   Changes in Securities and Use of Proceeds               17

   Item 3.   Defaults Upon Senior Securities                        N/A

   Item 4.   Submission of Matters to a vote of                     N/A
             Securityholders

   Item 5.   Other Information                                      N/A

   Item 6.   Exhibits and Reports on Form 8-K                        18


Signatures                                                           19

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)

                                                        13 Weeks Ended
                                                   July 25,         July 26,
                                                     1999             1998
                                                ---------------  ---------------


Sales                                             $     631.0      $     546.0
Cost of merchandise sold, including
occupancy costs                                         468.9            406.1
                                                ---------------  ---------------

Gross margin                                            162.1            139.9
Selling, general and administrative expenses            158.7            130.5
Pre-opening expense                                       2.2              0.8
Goodwill amortization                                     0.9              0.7
                                                ---------------  ---------------

Operating income                                          0.3              7.9
Interest expense                                          4.6              4.0
                                                ---------------  ---------------

Income (loss) before income tax                          (4.3)             3.9
Income tax expense (benefit)                             (1.7)             1.5
                                                ---------------  ---------------

Net income (loss)                                 $      (2.6)     $       2.4
                                                ===============  ===============

Earnings per common share data --
   Diluted earnings (loss) per common share       $     (0.03)     $      0.03
                                                ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                           80,633           83,449
                                                ===============  ===============

   Basic earnings (loss) per common share         $     (0.03)     $      0.03
                                                ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                           77,876           76,682
                                                ===============  ===============


           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)

                                                        26 Weeks Ended
                                                   July 25,         July 26,
                                                     1999             1998
                                                ---------------  ---------------


Sales                                             $   1,249.7      $   1,091.2
Cost of merchandise sold, including
occupancy costs                                         926.1            811.5
                                                ---------------  ---------------

Gross margin                                            323.6            279.7
Selling, general and administrative expenses            320.7            260.3
Pre-opening expense                                       3.6              1.1
Goodwill amortization                                     1.6              1.4
                                                ---------------  ---------------

Operating income (loss)                                  (2.3)            16.9
Interest expense                                          8.7              6.7
                                                ---------------  ---------------

Income (loss) before income tax                         (11.0)            10.2
Income tax expense (benefit)                             (4.3)             4.0
                                                ---------------  ---------------

Net income (loss)                                 $      (6.7)     $       6.2
                                                ===============  ===============

Earnings per common share data --
   Diluted earnings (loss) per common share       $      (0.08)    $      0.07
                                                ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                           80,475           83,238
                                                ===============  ===============

   Basic earnings (loss) per common share         $      (0.09)    $      0.08
                                                ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                           77,610           76,227
                                                ===============  ===============


           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)


                                              July 25,    July 26,   January 24,
                                                1999        1998        1999
                                             ----------  ----------  ----------

                  ASSETS
Current Assets:
  Cash                                       $     60.8  $     44.8  $     42.8
  Merchandise inventories                       1,032.6       888.8     1,019.6
  Accounts receivable and other current
    assets                                         59.5        54.9        70.9
                                             ----------  ----------  ----------
      Total Current Assets                      1,152.9       988.5     1,133.3
Property and equipment, net of
  accumulated depreciation of $360.6,
  $306.8 and $331.6 at July 25, 1999,
  July 26, 1998 and January 24, 1999,
  respectively                                    508.3       418.1       493.8
Other assets and deferred charges                  34.0        32.7        33.5
Goodwill, net of accumulated amortization
  of $47.6, $44.5, and $46.0 at July 25,
  1999, July 26, 1998 and January 24,
  1999, respectively                              120.1       107.5       106.0
                                             ----------  ----------  ----------
      Total Assets                           $  1,815.3  $  1,546.8  $  1,766.6
                                             ==========  ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and capital lease
   obligations due within one year           $    345.0  $    291.5  $    134.1
  Trade accounts payable                          490.6       382.8       607.2
  Accrued payroll and other liabilities           178.1       170.6       221.7
  Taxes, including income taxes                    19.4        --          25.8
                                             ----------  ----------  ----------
      Total Current Liabilities                 1,033.1       844.9       988.8
Long-term debt and capital lease
  obligations                                       6.3         5.1         6.3
Other long-term liabilities                        63.3        52.9        56.4
                                             ----------  ----------  ----------
      Total Liabilities                         1,102.7       902.9     1,051.5
                                             ----------  ----------  ----------
Stockholders' Equity:
Common stock; 300,000,000 shares
  authorized; 78,052,169, 77,070,613 and
  77,695,124 issued and outstanding at
  July 25, 1999, July 26, 1998, and
  January 24, 1999, respectively                  688.0       700.1       687.3
Officers receivable and deferred
  compensation                                     (5.0)       (5.0)       (7.7)
Accumulated other comprehensive income             (0.1)       (1.7)       (0.9)
Retained earnings (accumulated deficit)            29.7       (49.5)       36.4
                                             ----------  ----------  ----------
      Total Stockholders' Equity                  712.6       643.9       715.1
                                             ----------  ----------  ----------
      Total Liabilities & Stockholders'
        Equity                               $  1,815.3  $  1,546.8  $  1,766.6
                                             ==========  ==========  ==========

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements

                               BORDERS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 26 WEEKS ENDED JULY 25, 1999
                              (Dollars in millions)
                                   (Unaudited)



                                                                   Deferred       Accumulated
                                                                 Compensation        Other
                                               Common Stock       and Officer    Comprehensive    Retained
                                            Shares      Amount    Receivables        Income       Earnings       Total
                                          ----------   --------  ------------    -------------    --------     --------

Balance at January 24, 1999 ...........   77,695,124   $  687.3        $ (7.7)          $ (0.9)      $ 36.4     $  715.1
                                          ----------   --------        ------           ------       ------     --------

Net loss ..............................         --          --            --               --          (6.7)        (6.7)
Currency translation
adjustment, net of
taxes .................................         --          --            --               0.8          --           0.8
                                                                                                                --------
Comprehensive Income ..................                                                              (5.9)
Issuance of common stock ..............    1,477,833        8.1           --               --           --           8.1
Repurchase and
retirement of common
stock .................................   (1,120,788)      (7.4)          --               --           --          (7.4)
Change in receivable
and deferred compensation .............         --          --            2.7              --           --           2.7
                                          ----------   --------        ------           ------       ------     --------

Balance at July 25, 1999 ..............   78,052,169   $  688.0        $ (5.0)          $ (0.1)      $ 29.7     $  712.6
                                          ==========   ========        ======           ======       ======     ========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                         26 Weeks Ended
                                                     July 25,      July 26,
                                                      1999           1998
                                                   ------------  -------------
Cash provided by (used for):
Operations
Net income (loss)                                    $     (6.7)   $      6.2
Adjustments to reconcile net income (loss) to
operating cash flows:
  Depreciation and goodwill amortization                   40.8          30.1
  Change in other long-term assets and liabilities          1.2           3.3
  Cash provided by (used for) current assets and
   current liabilities:
   Increase in inventories                                (10.0)         (9.7)
   Decrease in accounts payable                          (116.7)        (97.9)
   Decrease in accrued liabilities                        (41.8)        (29.5)
   Decrease in taxes payable                               (6.4)        (70.3)
   Other, net                                              11.9          17.3
                                                   ------------  -------------
Net cash used for operations                             (127.7)       (150.5)
                                                   ------------  -------------
Investing
Capital expenditures                                      (52.8)        (72.7)
Acquisitions, net of cash acquired                        (16.5)         --
                                                   ------------  -------------
Net cash used for investing                               (69.3)        (72.7)
                                                   ------------  -------------
Financing
Net funding from credit facility                          210.9         164.2
Issuance of common stock                                    8.1          23.8
Repurchase of common stock                                 (7.4)         (1.9)
Other, net                                                  3.4          16.8
                                                   ------------  -------------
Net cash provided by financing                            215.0         202.9
                                                   ------------  -------------
Net increase/(decrease) in cash and equivalents            18.0         (20.3)
Cash and equivalents at beginning of year                  42.8          65.1
                                                   ------------  -------------
Cash and equivalents at end of period                $     60.8    $     44.8
                                                   ============  =============

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 24, 1999.

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 25, 1999, the Company operated 274 superstores under the Borders name, including one in Singapore, one in Australia, and four in the United Kingdom, 888 mall-based and other bookstores primarily under the Waldenbooks name and 27 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com.

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

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



     In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11.25 or more and requests treble damages [on behalf of the named plaintiffs], as well as injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March of 1998. Defendants have filed a Motion to Dismiss, which has been briefed and argued. In response to the Motion to Dismiss, Plaintiffs voluntarily withdrew their state law claims. The Company intends to vigorously defend the action.

     On November 20, 1998, six independent booksellers instituted an action entitled Rae Richardson et al vs. Barnes & Noble et al against the Company and Barnes and Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. Counsel for the plaintiffs has requested informally to add approximately 75 additional plaintiffs. The Company intends to vigorously defend the action.

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

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



NOTE 3 - FINANCING

     Credit Facility: The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the Credit Facility of $342.4 at July 25, 1999 and $131.9 at January 24, 1999.

     Seasonal Facility: During the second quarter the Company entered into a $130.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains operating covenants that are similar to the operating covenants contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of July 25, 1999.

     Lease Financing Facility: The Company has a $250.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $144.7 outstanding under the Lease Facility at July 25, 1999 and $123.9 at January 24, 1999.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



NOTE 4 - SEGMENT INFORMATION

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


                                   13 Weeks Ended           26 Weeks Ended
                                 July 25,    July 26,    July 25,    July 26,
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------

Sales:
    Stores                        $  627.7    $  545.5    $1,243.2    $1,090.7
    Borders.com                        3.3         0.5         6.5         0.5
                                ----------  ----------  ----------  ----------

    Total sales                   $  631.0    $  546.0    $1,249.7    $1,091.2
                                ==========  ==========  ==========  ==========


Net income (loss):
    Stores                        $    0.8    $    4.5    $    1.0    $   10.1
    Borders.com                       (3.4)       (2.1)       (7.7)       (3.9)
                                ----------  ----------  ----------  ----------
    Total net income (loss)       $   (2.6)   $    2.4    $   (6.7)   $    6.2
                                ==========  ==========  ==========  ==========


                                                         July 25,    July 26,
                                                           1999        1998
                                                        ----------  ----------

Total assets:
    Stores                                                $1,764.6    $1,508.2
    Borders.com                                               50.7        38.6
                                                        ----------  ----------
    Total assets                                          $1,815.3    $1,546.8
                                                        ==========  ==========

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



NOTE 5 - ACCOUNTING POLICIES

     Effective January 24, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires store pre-opening costs to be expensed as incurred. The Company had expensed store pre-opening costs in the first fiscal month of a store's operations. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a material impact on the Company's financial position, results of operations, or liquidity in the first or second quarter of 1999.

     In the first quarter of 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believes that these changes better reflect the useful lives of these assets. The Company accounted for this change as a change in estimate; accordingly, the Company will utilize the new depreciable lives prospectively. These changes did not have a material impact on the Company's financial position or results of operations in the first or second quarter of 1999, and are not expected to have a material impact for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company, through its subsidiaries, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 25, 1999, the Company operated 274 superstores under the Borders name, including one in Singapore, one in Australia, and four in the United Kingdom, 888 mall-based and other bookstores primarily under the Waldenbooks name and 27 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com. Borders is one of the nation's largest specialty coffee retailers with cafe operations in nearly all of its superstores.

     The Company's second quarters of 1999 and 1998 consisted of the 13 weeks ended July 25, 1999 and July 26, 1998, respectively.

Results of Operations

     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated (data for the 26 weeks ended July 25, 1999 excludes the non-recurring charge related to Mr. Pfeffer's departure):

                                         13 Weeks Ended       26 Weeks Ended
                                       July 25,   July 26,  July 25,  July 26,
                                        1999       1998      1999      1998
                                      ---------  --------- --------- ---------

Sales                                   100.0%     100.0%    100.0%    100.0%
Cost of merchandise sold, including
occupancy costs                          74.3       74.4      74.1      74.4
                                      ---------  --------- --------- ---------
Gross margin                             25.7       25.6      25.9      25.6
Selling, general and administrative
expenses                                 25.1       23.9      25.3      23.9
Pre-opening expense                       0.4        0.1       0.3       0.1
Goodwill amortization                     0.1        0.1       0.1       0.1
                                      ---------  --------- --------- ---------
Operating income                          0.1        1.4       0.2       1.5
Interest expense                          0.8        0.7       0.7       0.6
                                      ---------  --------- --------- ---------
Income (loss) before income taxes        (0.7)       0.7      (0.5)      0.9
Income tax expense (benefit)             (0.3)       0.3      (0.2)      0.3
                                      ---------  --------- --------- ---------
Net income (loss)                        (0.4)%      0.4%     (0.3)%     0.6%
                                      =========  ========= ========= =========

Store Activity

The Company's store activity is summarized below:


                           13 Weeks Ended         26 Weeks Ended     Year Ended
                         July 25,   July 26,    July 25,   July 26,  January 24,
                           1999       1998        1999       1998        1999
                        ---------  ---------   ---------  ---------  -----------
Borders Superstores
Beginning number of
  stores                     262        206        250         203         203
Openings                      12          7         24          10          47
                        ---------  ---------   ---------  ---------  -----------

Ending number of stores      274        213        274         213         250
                        =========  =========   =========  =========  ===========


Walden Mall Bookstores
Beginning number of
  stores                     886        903        900         923         923
Openings                       8          1         16           5          16
Closings                      (6)        (5)       (28)        (29)        (39)
                        ---------  ---------   ---------  ---------  -----------

Ending number of stores      888        899        888         899         900
                        =========  =========   =========  =========  ===========



13 Weeks Ended July 25, 1999 and July 26, 1998

     Store sales in the second quarter of 1999 were $627.7 million, a $82.2 million, or 15.1%, increase over second quarter 1998 sales of $545.5 million. This increase reflects a $84.2 million, or 24.8%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 4.4% (3.9% including non-prototypical stores). This increase was partially offset by a decline in Walden sales of $1.9 million due to a lower number of stores and a comparable store sales decrease of 1.9%.

     Gross margin as a percentage of sales was 25.7% in 1999 versus 25.6% in the second quarter of 1998. The increase primarily reflects a higher mix of Borders stores which have a lower percentage occupancy cost.

     As a percentage of sales, SG&A expense was 25.1% in 1999 versus 23.9% in the second quarter of 1998. The increase in SG&A is largely related to Borders.com expenses, international initiatives and start-up costs of All Wound Up.

     Pre-opening expense in the second quarter of 1999 was $2.2 million versus $0.8 million from the same period in 1998. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 12 Borders superstores and 8 Walden stores in the second quarter of 1999 as compared to 7 Borders superstores and 1 Walden store in the second quarter of 1998.

     Goodwill amortization was $0.9 million in the second quarter of 1999 versus $0.7 million from the second quarter of 1998. The increase in goodwill amortization is due to the acquisition of All Wound Up in 1999.

     Interest expense was $4.6 million in the second quarter of 1999 as compared to $4.0 million in 1998. The increase of $0.6 million is primarily related to interest on borrowings to fund the opening of domestic and international superstores.

     Income tax benefit in the second quarter of 1999 was $1.7 million as compared to income tax expense of $1.5 million in 1998.

26 Weeks Ended July 25, 1999 and July 26, 1998

     Store sales in the 26 weeks ended July 25, 1999 were $1,243.2 million, a $152.5 million, or 14%, increase over store sales for the 26 weeks ended July 26, 1998 of $1,090.7 million. This increase reflects a $158.6 million, or 23.5%, increase in Borders' sales resulting from new store openings and a comparable store sales increase of 4.2% (3.6% including non-prototypical stores). This increase was partially offset by a decline in Walden sales of $7.1 million due to a lower number of stores and a comparable store sales decrease of 2.1%.

     Gross margin as a percentage of sales was 25.9% for the 26 weeks ended July 25, 1999 versus 25.6% for the same period in 1998. The increase primarily reflects a higher mix of Borders stores which have a lower percentage occupancy cost.

     As a percentage of sales, SG&A expense (excluding the non-recurring pre-tax charge of $5.5 million related to Mr. Pfeffer's departure) was 25.3% in for the 26 weeks ended July 25, 1999 versus 23.9% for the same period a year ago. The increase in SG&A is largely related to Borders.com expenses, international initiatives and start-up costs of All Wound Up.

     Pre-opening expense in the 26 weeks ended July 25, 1999 was $3.6 million versus $1.1 million from the same period in 1998. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 24 Borders superstores and 16 Walden stores in the 26 weeks ended July 25, 1999 as compared to 10 Borders superstores and 5 Walden stores in the 26 weeks ended July 26, 1998.

     Goodwill amortization was $1.6 million in the 26 weeks ended July 25, 1999 versus $1.4 million for the same period in 1998. The increase in goodwill amortization is due to the acquisition of All Would Up in 1999.

     Interest expense was $8.7 million in the 26 weeks ended July 25, 1999 as compared to $6.7 million in 1998. The increase of $2.0 million is primarily related to interest on borrowings to fund the opening of domestic and international superstores.

     Income tax benefit (excluding the non-recurring charge related to Mr. Pfeffers's departure) for the 26 weeks ended July 25, 1999 was $2.2 million as compared to income tax expense of $4.0 million in 1998.

     In the first quarter of fiscal 1999, Philip M. Pfeffer resigned as Chief Executive Officer and director of the Company. The Company took a one-time charge of $3.4 million ($5.5 million pre-tax) relating to Mr. Pfeffer's departure in the first quarter.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and its Borders.com business.

     Net cash used for operations for the 26 weeks ended July 25, 1999 was $127.7 million as compared to $150.5 million in the corresponding period in the prior year. The current year operating cash inflows primarily reflects operating results, net of non-cash depreciation and amortization expense of $40.8 million. Operating cash outflows for the period were primarily the result of a decrease in accounts payable and other accrued liabilities during the period.

     Net cash used for investing for the first 26 weeks of 1999 was $69.3 million as compared to $72.7 million in the first 26 weeks of 1998, and primarily represents capital expenditures for new stores and the acquisition of All Wound Up.

     Net cash provided by financing in the first 26 weeks of 1999 was $215.0 million versus $202.9 million in the first 26 weeks of 1998. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

     On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and Borders.com investment.

     The Company has a $425.0 million multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the credit facility of $342.4 million at July 25, 1999 and $131.9 million at January 24, 1999.

     During the second quarter the Company entered into a $130.0 million multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains operating covenants that are similar to the operating covenants contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of July 25, 1999.

     The Company has a $250.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility will provide financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project.

     There were 39 properties financed through the Lease Facility, with a financed value of $144.7 million, at July 25, 1999. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors,
(i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

     The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $72.4 million of its common stock at July 25, 1999. During the 13 and 26 weeks ended July 25, 1999, the Company repurchased $6.1 million and $7.4 million of its common stock, respectively.


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


      Financial and Non-Financial Information Technology Systems
      These systems encompass both application software and operating system software. Assessment, renovation, and implementation of modifications concerning critical application software and operating system software is complete. The assessment of non-critical application and operating system software is also complete. Renovation and implementation of modifications concerning non-critical software has been completed on all but a small number of systems; the remaining non-compliant systems are expected to have the necessary modifications implemented by the end of the third quarter of 1999. The Borders.com system was designed with Year 2000 compliant data structures, and verification that Year 2000 standards have been maintained within Borders.com critical applications is complete.


      Embedded Technology Systems
      The Company has completed its assessment of the potential risks associated with embedded technology systems, such as HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters. This involved inventorying all equipment utilizing embedded technology by vendor and model, and contacting the necessary vendors with regards to the compliance status of each item. Confirmation of Year 2000 compliance for all HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters has been received from all vendors. The Company has completed the assessment, renovation, and implementation of modifications concerning critical PC and server-related equipment. The assessment, renovation and implementation of modifications concerning the remaining non-critical PC and server-related equipment is expected to be completed by the end of the third quarter of fiscal 1999.


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

     Notwithstanding the substantive work efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party business entities. The Company has developed the major elements of business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. The contingency plans address the following: 1) transition coverage before, during, and after the year 2000 begins, 2) alternative processes to be used in the event of any system failures, 3) pro-active and preventative actions to mitigate the effect of mission-critical system failures, and 4) the establishment of a specialized Year 2000 Problem Management Center. Detailed procedures and full documentation of these plans is expected to be completed by the end of the third quarter. The Company will continuously monitor the adequacy of its contingency plans throughout the remainder of fiscal 1999.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company's Form 10-K Annual Report for the fiscal year ended January 24, 1999 describes three pending lawsuits against the Company asserting anti-trust and other claims. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any material developments in these matters during the fiscal quarter covered by this Report except, as follows: (i) at a hearing on July 30, 1999, on the Company's Motion to Dismiss the lawsuit filed in the United States District Court for the Southern District of New York by the Intimate Bookshop, Inc., counsel for the plaintiffs agreed to voluntarily dismiss all state law claims; and (ii) counsel for the plaintiffs in Rae Richardson et al vs. Barnes & Noble et al, the action instituted by six independent booksellers in the United States District Court for the Northern District of California, has requested informally to increase by approximately 75 the number of plaintiffs to join the action, the Company has asked for information relating to such request and the court also has requested additional information.

     In addition to the matters described above, the Company is from time to time involved in or affected by litigation incidental to the conduct of its businesses. The Company does not believe that any such incidental litigation will have a material adverse effect on its liquidity, financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following actions were taken at the Annual Meeting of Stockholders of the Company held on May 13, 1999, with the votes on such matters being as indicated below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2000:

                                                                     Authority
Name                                                    For           Withheld

Robert F. DiRomualdo                             65,762,110 shares     647,036
Peter R. Formanek                                65,775,998 shares     633,148
Victor L. Lund                                   65,762,407 shares     646,739
Dr. Edna Greene Medford                          65,746,130 shares     663,016
George R. Mrkonic                                65,757,112 shares     652,034
Larry Pollock                                    65,730,276 shares     678,870
Leonard A. Schlesinger                           65,769,216 shares     639,930

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)   Exhibits:

10.36 Omnibus Amendment No. 1 to Amended and Restated Guarantee Agreement among Borders Group, Inc., its subsidiaries and Parties thereto.

10.37 Multicurrency Revolving Credit Facility Credit Agreement dated July 9, 1999 among Borders Group, Inc., its subsidiaries and Parties thereto.

27.0              Financial Data Schedule.

99.1              Cautionary  Statement under the Private Securities  Litigation
                  Reform  Act  of  1995  "Safe   Harbor"   for   Forward-Looking
                  Statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                                  (Registrant)




Date: September 8, 1999                   By:
                                             ---------------------------
                                             Kenneth E. Scheve
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)