Form 10-Q
period 1999-10-24
BORDERS GROUP INC
filed 1999-12-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 24, 1999

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


           Title of Class                  Shares Outstanding As of
           --------------                      November 26, 1999
            Common Stock                   ------------------------
                                                  77,322,656

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


                             BORDERS GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in millions except common share data)
                                 (Unaudited)

                                                         13 Weeks Ended
                                                   October 24,     October 25,
                                                      1999            1998
                                                 --------------  --------------

Sales                                             $     656.3     $     558.3
Cost of merchandise sold, including
occupancy costs                                         483.7           412.9
                                                 --------------  --------------

Gross margin                                            172.6           145.4
Selling, general and administrative expenses            167.0           138.5
Pre-opening expense                                       2.0             3.0
Goodwill amortization                                     1.0             0.7
                                                 --------------  --------------

Operating income                                          2.6             3.2
Interest expense                                          5.1             4.6
                                                 --------------  --------------

Income (loss) before income tax                          (2.5)           (1.4)
Income tax expense (benefit)                             (1.0)           (0.6)
                                                 --------------  --------------

Net income (loss)                                 $      (1.5)    $      (0.8)
                                                 ==============  ==============

Earnings per common share data --
   Diluted earnings (loss) per common share       $      (0.02)   $     (0.01)
                                                 ==============  ==============
   Diluted weighted average common shares
   outstanding (in thousands)                           79,853        81,854
                                                 ==============  ==============

   Basic earnings (loss) per common share         $      (0.02)   $     (0.01)
                                                 ==============  ==============
   Basic weighted average common shares
   outstanding (in thousands)                           77,618        76,728
                                                 ==============  ==============


          See accompanying Notes to Unaudited Condensed Consolidated
                            Financial Statements.


                                      (1)


                             BORDERS GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in millions except common share data)
                                 (Unaudited)

                                                         39 Weeks Ended
                                                   October 24,     October 25,
                                                      1999            1998
                                                 --------------  --------------

Sales                                             $   1,906.0     $   1,649.5
Cost of merchandise sold, including
occupancy costs                                       1,409.8         1,224.4
                                                 --------------  --------------

Gross margin                                            496.2           425.1
Selling, general and administrative expenses            487.7           398.8
Pre-opening expense                                       5.6             4.1
Goodwill amortization                                     2.6             2.1
                                                 --------------  --------------

Operating income                                          0.3            20.1
Interest expense                                         13.8            11.3
                                                 --------------  --------------

Income (loss) before income tax                         (13.5)            8.8
Income tax expense (benefit)                             (5.3)            3.4
                                                 --------------  --------------

Net income (loss)                                 $      (8.2)    $       5.4
                                                 ==============  ==============

Earnings per common share data --
   Diluted earnings (loss) per common share       $      (0.10)   $      0.07
                                                 ==============  ==============
   Diluted weighted average common shares
   outstanding (in thousands)                           80,268        82,777
                                                 ==============  ==============

   Basic earnings (loss) per common share         $      (0.11)   $      0.07
                                                 ==============  ==============
   Basic weighted average common shares
   outstanding (in thousands)                           77,613        76,394
                                                 ==============  ==============


          See accompanying Notes to Unaudited Condensed Consolidated
                            Financial Statements.



                                      (2)


                             BORDERS GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in millions except per common share data)
                                  (Unaudited)

                                                                 October 24,  October 25,  January 24,
                                                                    1999         1998         1999
                                                                 -----------  -----------  -----------
                  ASSETS
Current Assets:
  Cash                                                           $     48.8   $     40.3   $     42.8
  Merchandise inventories                                           1,241.2      1,128.6      1,019.6
  Accounts receivable and other current assets                         64.2         70.9         70.9
                                                                 -----------  -----------  -----------
      Total Current Assets                                          1,354.2      1,239.8      1,133.3
Property and equipment, net of accumulated depreciation
  of $380.1, $319.8 and $331.6 at October 24, 1999,
  October 25, 1998 and January 24, 1999, respectively                 532.7        450.3        493.8
Other assets and deferred charges                                      33.9         32.6         33.5
Goodwill, net of accumulated amortization of $48.6, $45.2,
  and $46.0 at October 24, 1999, October 25, 1998 and
  January 24, 1999, respectively                                      122.1        107.9        106.0
                                                                 -----------  -----------  -----------
      Total Assets                                               $  2,042.9   $  1,830.6   $  1,766.6
                                                                 ===========  ===========  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and capital lease
   obligations due within one year                               $    376.2   $    348.2   $    134.1
  Trade accounts payable                                              697.3        631.3        607.2
  Accrued payroll and other liabilities                               181.5        161.5        221.7
  Taxes, including income taxes                                        18.0          3.9         25.8
                                                                 -----------  -----------  -----------
      Total Current Liabilities                                     1,273.0      1,144.9        988.8
Long-term debt and capital lease obligations                            5.7          6.0          6.3
Other long-term liabilities                                            65.4         53.9         56.4
                                                                 -----------  -----------  -----------
      Total Liabilities                                             1,344.1      1,204.8      1,051.5
                                                                 -----------  -----------  -----------
Stockholders' Equity:
Common stock; 300,000,000 shares authorized;
  77,169,700, 76,694,375 and 77,695,124 issued
  and outstanding at October 24, 1999, October 25, 1998,
  and January 24, 1999, respectively                                  675.2        683.2        687.3
Officers receivable and deferred compensation                          (4.7)        (4.6)        (7.7)
Accumulated other comprehensive income                                  0.1         (2.5)        (0.9)
Retained earnings (accumulated deficit)                                28.2        (50.3)        36.4
                                                                 -----------  -----------  -----------
      Total Stockholders' Equity                                      698.8        625.8        715.1
                                                                 -----------  -----------  -----------
      Total Liabilities & Stockholders' Equity                   $  2,042.9   $  1,830.6   $  1,766.6
                                                                 ===========  ===========  ===========

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                                      (3)


                              BORDERS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE 39 WEEKS ENDED OCTOBER 24, 1999
                            (Dollars in millions)
                                 (Unaudited)



                                                      Deferred     Accumulated
                                                    Compensation     Other
                                   Common Stock      and Officer  Comprehensive  Retained
                                 Shares    Amount    Receivables     Income      Earnings    Total
                              ----------  --------  ------------  -------------  --------  ---------

Balance at January 24, 1999   77,695,124  $  687.3    $  (7.7)       $  (0.9)     $  36.4   $  715.1
                              ----------  --------    -------        -------      -------   --------

Net loss                             --        --         --             --          (8.2)      (8.2)
Currency translation
adjustment, net of taxes             --        --         --             1.0          --         1.0
                                                                                            --------
Comprehensive Income                                                                            (7.2)
Issuance of common
stock                          1,670,478       9.3        --             --           --         9.3
Repurchase and
retirement of common
stock                         (2,195,902)    (21.4)       --             --           --       (21.4)
Change in receivable
and deferred
compensation                         --        --         3.0            --           --         3.0
                              ----------  --------    -------        -------      -------   --------

Balance at October 24, 1999   77,169,700  $  675.2    $  (4.7)       $   0.1      $  28.2   $  698.8
                              ==========  ========    =======        =======      =======   ========


           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.



                                      (4)


                             BORDERS GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                 (Unaudited)


                                                         39 Weeks Ended
                                                    October 24,    October 25,
                                                       1999           1998
                                                   ------------  -------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income (loss)                                    $     (8.2)   $      5.4
Adjustments  to  reconcile  net  income  (loss) to
operating cash flows:
  Depreciation and goodwill amortization                   60.8          45.6
  Change in other long-term assets and liabilities          2.8           5.3
  Cash  provided by (used for) current  assets and
current liabilities:
   Increase in inventories                               (218.6)       (249.5)
   Increase in accounts payable                            90.0         150.6
   Decrease in accrued liabilities                        (38.1)        (46.3)
   Decrease in taxes payable                               (7.8)        (58.7)
   Other, net                                               7.2           0.5
                                                   ------------  -------------
Net cash used for operations                             (111.9)       (147.1)
                                                   ------------  -------------
INVESTING
Capital expenditures                                      (96.2)       (120.8)
Acquisitions, net of cash acquired                        (16.5)         --
                                                   ------------  -------------
Net cash used for investing                              (112.7)       (120.8)
                                                   ------------  -------------
FINANCING
Net funding from credit facility                          242.1         220.9
Issuance of common stock                                    9.3          42.0
Repurchase of common stock                                (21.4)        (41.3)
Other, net                                                  0.6          21.5
                                                   ------------  -------------
Net cash provided by financing                            230.6         243.1
                                                   ------------  -------------
Net increase/(decrease) in cash and equivalents             6.0         (24.8)
Cash and equivalents at beginning of year                  42.8          65.1
                                                   ------------  -------------
Cash and equivalents at end of period                $     48.8    $     40.3
                                                   ============  =============

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

   The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 24, 1999, the Company operated 288 superstores under the Borders name, including one in Singapore, one in Australia, one in New Zealand, and five in the United Kingdom, 894 mall-based and other bookstores primarily under the Waldenbooks name and 26 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com.

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


                                      (6)

                             BORDERS GROUP, INC.
                         NOTES TO UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions except per common share data)



   In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., Amazon.com, Inc., certain publishers and others alleging violations of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. An Amended Complaint was subsequently filed eliminating the class action allegations contained in the original Complaint. The Amended Complaint alleges that the named plaintiffs have suffered damages of $11.25 or more and requests treble damages [on behalf of the named plaintiffs], as well as injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March of 1998. Defendants have filed a Motion to Dismiss, which has been briefed and argued. In response to the Motion to Dismiss, Plaintiffs voluntarily withdrew their state law claims. The Company intends to vigorously defend the action.

   On November 20, 1998, six independent booksellers instituted an action entitled Rae Richardson et al vs. Barnes & Noble et al, against the Company and Barnes & Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The Company intends to vigorously defend the action.

   A trial date of April 9, 2001 has been set in the ABA case and a trial date in the Richardson case has been set for 90 days after the conclusion of the ABA case trial.

   The Company has not included any liability in its financial statements in connection with the lawsuits described above and has expensed as incurred all costs to date.

   In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.



                                      (7)

                             BORDERS GROUP, INC.
                         NOTES TO UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions except per common share data)



NOTE 3 - FINANCING

   Credit Facility: The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the Credit Facility of $361.9 as of October 24, 1999 and $131.9 as of January 24, 1999.

   Seasonal Facility: The Company has a $130.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains operating covenants that are similar to the operating covenants contained in the Credit Facility described above. The Company had borrowings outstanding under the Seasonal Facility of $11.7 as of October 24, 1999. There were no borrowings outstanding as of January 24, 1999.

   Lease Financing Facility: The Company has a $250.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. There was $153.2 outstanding under the Lease Facility as of October 24, 1999 and $123.9 as of January 24, 1999.



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


                                 13 Weeks Ended            39 Weeks Ended
                            October 24,  October 25,  October 24,  October 25,
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
Sales:
    Stores                     $  652.2     $  556.9     $1,895.4     $1,647.5
    Borders.com                     4.1          1.4         10.6          2.0
                            -----------  -----------  -----------  -----------
    Total sales                $  656.3     $  558.3     $1,906.0     $1,649.5
                            ===========  ===========  ===========  ===========

Net income (loss):
    Stores                     $    2.4     $    2.1     $    3.4     $   12.2
    Borders.com                    (3.9)        (2.9)       (11.6)        (6.8)
                            -----------  -----------  -----------  -----------
    Total net income (loss)    $   (1.5)    $   (0.8)    $   (8.2)    $    5.4
                            ===========  ===========  ===========  ===========


                                                      October 24,  October 25,
                                                         1999         1998
                                                      ----------   -----------
Total assets:
    Stores                                              $1,990.5      $1,785.7
    Borders.com                                             52.4          44.9
                                                      ----------   -----------
    Total assets                                        $2,042.9      $1,830.6
                                                      ==========   ===========


                                      (9)

                             BORDERS GROUP, INC.
                         NOTES TO UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions except per common share data)



NOTE 5 - ACCOUNTING POLICIES

   Effective January 24, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires store pre-opening costs to be expensed as incurred. The Company had expensed store pre-opening costs in the first fiscal month of a store's operations. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a material impact on the Company's financial position, results of operations, or liquidity in the first three quarters of 1999.

   In the first quarter of 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believes that these changes better reflect the useful lives of these assets. The Company accounted for this change as a change in estimate; accordingly, the Company will utilize the new depreciable lives prospectively. These changes did not have a material impact on the Company's financial position or results of operations in the first three quarters of 1999, and are not expected to have a material impact for the full year.


                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 24, 1999, the Company operated 288 superstores under the Borders name, including one in Singapore, one in Australia, one in New Zealand, and five in the United Kingdom, 894 mall-based and other bookstores primarily under the Waldenbooks name and 26 bookstores under the Books etc. name in the United Kingdom. The Company also operates an Internet commerce site under the name Borders.com. Borders is also one of the nation's largest specialty coffee retailers with cafe operations in nearly all of its superstores.

   The Company's third quarters of 1999 and 1998 consisted of the 13 weeks ended October 24, 1999 and October 25, 1998, respectively.

Results of Operations

   The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated (data for the 39 weeks ended October 24, 1999 excludes the non-recurring charge related to Mr.
Pfeffer's departure):

                                          13 Weeks Ended            39 Weeks Ended
                                      October 24,  October 25,  October 24,  October 25,
                                         1999         1998         1999          1998
                                      -----------  -----------  -----------  -----------

Sales                                     100.0%       100.0%       100.0%       100.0%
Cost of merchandise sold, including
occupancy costs                            73.7         74.0         74.0         74.3
                                      -----------  -----------  -----------  -----------
Gross margin                               26.3         26.0         26.0         25.7
Selling, general and administrative
expenses                                   25.5         24.8         25.3         24.2
Pre-opening expense                         0.3          0.5          0.3          0.2
Goodwill amortization                       0.1          0.1          0.1          0.1
                                      -----------  -----------  -----------  -----------
Operating income                            0.4          0.6          0.3          1.2
Interest expense                            0.8          0.8          0.7          0.7
                                      -----------  -----------  -----------  -----------
Income (loss) before income taxes          (0.4)        (0.2)        (0.4)         0.5
Income tax expense (benefit)               (0.2)        (0.1)        (0.2)         0.2
                                      -----------  -----------  -----------  -----------
Net income (loss)                          (0.2)%       (0.1)%       (0.2)%        0.3%
                                      ===========  ===========  ===========  ===========



                                      (11)

Store Activity

The Company's store activity is summarized below:

                                                                                    Year
                                 13 Weeks Ended            39 Weeks Ended          Ended
                             October 24,  October 25,  October 24,  October 25,  January 24,
                                1999         1998         1999         1998         1999
                             -----------  -----------  -----------  -----------  -----------

Borders Superstores
Beginning number of
  stores                             274          213          250          203          203
Openings                              14           25           38           35           47
                             -----------  -----------  -----------  -----------  -----------
Ending number of stores              288          238          288          238          250
                             ===========  ===========  ===========  ===========  ===========


Walden Mall Bookstores
Beginning number of
  scores                             888          899          900          923          923
Openings                               8            5           24           10           16
Closings                              (2)          (8)         (30)         (37)         (39)
                             -----------  -----------  -----------  -----------  -----------
Ending number of stores              894          896          894          896          900
                             ===========  ===========  ===========  ===========  ===========



13 Weeks Ended October 24, 1999 and October 25, 1998

   Store sales in the third quarter of 1999 were $652.2 million, a $95.3 million, or 17.1%, increase over third quarter 1998 sales of $556.9 million. Borders' sales increased $85.5 million, or 24.5%, due to new store openings and a comparable store sales increase of 6.6%. Walden sales increased $9.7 million due to a comparable store sales increase of 2.1% and the sales of recently acquired All Wound Up, offset by the lower number of stores. Borders.com sales were $4.1 million versus $1.4 million for the same period last year.

   Gross margin as a  percentage  of sales was 26.3% in 1999 versus 26.0% in the
third  quarter  of  1998.  The  increase  primarily  reflects   improvements  in
distribution efficiency and occupancy leverage.

   As a percentage of sales, SG&A expense was 25.5% in 1999 versus 24.8% in the third quarter of 1998. The increase in SG&A is largely related to increased spending on Borders.com, continued investment in international superstores and start-up expenses of All Wound Up.

   Pre-opening expense in the third quarter of 1999 was $2.0 million versus $3.0 million from the same period in 1998. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 14 Borders superstores and 8 Walden stores in the third quarter of 1999 as compared to 25 Borders superstores and 5 Walden stores in the third quarter of 1998.

   Goodwill amortization was $1.0 million in the third quarter of 1999 versus $0.7 million from the third quarter of 1998. The increase in goodwill amortization is due to the acquisition of All Wound Up in 1999.

                                      (12)

   Interest expense was $5.1 million in the third quarter of 1999 as compared to $4.6 million in 1998. The increase of $0.5 million is primarily related to interest on borrowings to fund the opening of domestic and international superstores, the repurchase of the Company's common stock, and the acquisition of All Wound Up.

   Income tax benefit in the third quarter of 1999 was $1.0 million versus $0.6 million in 1998.

39 Weeks Ended October 24, 1999 and October 25, 1998

   Store sales in the 39 weeks ended October 24, 1999 were $1,895.4 million, a $247.9 million, or 15.0%, increase over store sales for the 39 weeks ended October 25, 1998 of $1,647.5 million. Borders' sales increased $244.2 million, or 23.8%, due to new store openings and a comparable store sales increase of 5.0%. Walden sales increased $2.6 million due to the sales of recently acquired All Wound Up, offset by the lower number of stores and a comparable store sales decrease of 0.7%. Borders.com sales were $4.1 million versus $1.4 million for the same period last year.

   Gross  margin as a  percentage  of sales  was  26.0%  for the 39 weeks  ended
October 24, 1999 versus 25.7% for the same period in 1998. The increase primarily reflects improvements in distribution efficiency and occupancy leverage.

   As a percentage of sales, SG&A expense (excluding the non-recurring pre-tax charge of $5.5 million related to Mr. Pfeffer's departure) was 25.3% in for the 39 weeks ended October 24, 1999 versus 24.2% for the same period a year ago. The increase in SG&A is largely related to increased spending on Borders.com, continued investment in international superstores and start-up expenses of All Wound Up.

   Pre-opening expense in the 39 weeks ended October 24, 1999 was $5.6 million versus $4.1 million from the same period in 1998. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 38 Borders superstores and 24 Walden stores in the 39 weeks ended October 24, 1999 as compared to 35 Borders superstores and 10 Walden stores in the 39 weeks ended October 25, 1998.

   Goodwill amortization was $2.6 million in the 39 weeks ended October 24, 1999 versus $2.1 million for the same period in 1998. The increase in goodwill amortization is due to the acquisition of All Would Up in 1999.

   Interest expense was $13.8 million in the 39 weeks ended October 24, 1999 as compared to $11.3 million in 1998. The increase of $2.5 million is primarily related to interest on borrowings to fund the opening of domestic and international superstores, the repurchase of the Company's common stock, and the acquisition of All Wound Up.

   Income tax benefit (excluding the non-recurring charge related to Mr. Pfeffers's departure) for the 39 weeks ended October 24, 1999 was $3.2 million as compared to income tax expense of $3.4 million in 1998.

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

   Net cash used for operations for the 39 weeks ended October 24, 1999 was $111.9 million as compared to $147.1 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense, and an increase in accounts payable. Operating cash outflows for the period were primarily the result of inventory purchases, and decreases in taxes payable and accrued liabilities during the period.

                                      (13)

   Net cash used for investing for the first 39 weeks of 1999 was $112.7 million as compared to $120.8 million in the first 39 weeks of 1998, and primarily represents capital expenditures for new stores and the acquisition of All Wound Up.

   Net cash provided by financing in the first 39 weeks of 1999 was $230.6 million versus $243.1 million in the first 39 weeks of 1998. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

   On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and Borders.com investment.

   The Company has a $425.0 million multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), pay dividends on its common stock, and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company had borrowings outstanding under the Credit Facility of $361.9 million as of October 24, 1999 and $131.9 million as of January 24, 1999.

   The Company has a $130.0 million multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains operating covenants that are similar to the operating covenants contained in the Credit Facility described above. The Company had borrowings outstanding under the Seasonal Facility of $11.7 million as of October 24, 1999. There were no borrowings outstanding as of January 24, 1999.

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

   There were 40 properties financed through the Lease Facility, with a financed value of $153.2 million, as of October 24, 1999. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors,
(i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

                                      (14)

   The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $59.8 million of its common stock as of October 24, 1999. During the 13 and 39 weeks ended October 24, 1999, the Company repurchased $14.0 million and $21.4 million of its common stock, respectively.


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


      FINANCIAL AND NON-FINANCIAL  INFORMATION  TECHNOLOGY SYSTEMS
      These systems encompass both application software and operating system software. Assessment, renovation, and implementation of modifications concerning critical application software and operating system software is complete. The assessment of non-critical application and operating system software is also complete. Renovation and implementation of modifications concerning non-critical software will be completed in December. The Borders.com system was designed with Year 2000 compliant data structures, and verification that Year 2000 standards have been maintained within Borders.com critical applications is complete.


      EMBEDDED TECHNOLOGY SYSTEMS
      The Company has completed its assessment of the potential risks associated with embedded technology systems, such as HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters. This involved inventorying all equipment utilizing embedded technology by vendor and model, and contacting the necessary vendors with regards to the compliance status of each item. Confirmation of Year 2000 compliance for all HVAC, elevators and security systems at the Company's stores, distribution centers, and headquarters has been received from all vendors. The Company has completed the assessment, renovation, and implementation of modifications concerning critical PC and server-related equipment. The assessment and renovation of the remaining non-critical PC and server-related equipment is complete, and the implementation of modifications concerning the remaining non-critical PC and server-related equipment will be completed in December.


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

                                      (15)

   Notwithstanding the substantive work efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party business entities. The Company has developed the major elements of business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. The contingency plans address the following: 1) transition coverage before, during, and after the year 2000 begins, 2) alternative processes to be used in the event of any system failures, 3) pro-active and preventative actions to mitigate the effect of mission-critical system failures, and 4) the establishment of a specialized Year 2000 Problem Management Center. Detailed procedures and full documentation of these plans are complete. The Company will continuously monitor the adequacy of its contingency plans throughout the remainder of fiscal 1999.

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



                                      (16)

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The Company's Form 10-K Annual Report for the fiscal year ended January 24, 1999 describes three pending lawsuits against the Company asserting anti-trust and other claims. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any material developments in these matters during the fiscal quarter covered by this Report except that: (i) the motion of the plaintiffs in Rae Richardson et al vs. Barnes & Noble et al to add approximately 75 plaintiffs to the action has been denied; and (ii) a trial date of April 9, 2001 has been set in the ABA case and a trial date in the Richardson case has been set for 90 days after the conclusion of the ABA case trial.

   In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 29, 1999, the Company issued options to Mr. DiRomualdo to purchase 69,063 shares with an exercise price of $14.1875 in lieu of salary and bonus in the aggregate amount of $262,439. This transaction involved an offer solely to an executive officer of the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.





                                      (17)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)   Exhibits:

            10.38 Amendment No. 1 to 1998 Borders Group, Inc. Stock Option
                  Plan.

            27.0  Financial Data Schedule.

            99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.



                                      (18)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             BORDERS GROUP, INC.
                             -------------------
                                 (Registrant)






Date: December 8, 1999                    By:         /s/
                                             ---------------------------
                                             Kenneth E. Scheve
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)

                                      (19)