Form 10-K
period 2000-01-23
BORDERS GROUP INC
filed 2000-04-24
CIK 940510

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

                   FOR THE FISCAL YEAR ENDED JANUARY 23, 2000

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,209,396,608 BASED UPON THE CLOSING MARKET PRICE OF $16.00 PER SHARE OF COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS OF MARCH 29, 2000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 29, 2000: 78,192,928

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 24, 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 43 HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BORDERS GROUP, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   17
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   35
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   39
Item 13.  Certain Relationships and Related Party Transactions........   39
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   40

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Walden), Books etc. and others is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 23, 2000, the Company operated 300 superstores primarily under the Borders name, including six in the United Kingdom, and one each in Singapore, Australia and New Zealand. The Company also operated 904 mall-based and other bookstores primarily under the Waldenbooks name and 27 bookstores under the Books etc. name in the United Kingdom. Walden is the largest operator of seasonal kiosks under the Day by Day and All Wound Up names. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com.

BORDERS

     Borders is a premier operator of book and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company's strategy is to continue its growth and increase its profitability through the ongoing expansion of its Borders book and music superstore operations. In 1999, the Company opened 46 new domestic Borders book and music superstores. Borders superstore operations achieved annual growth in net sales and EBITDA for the year ended January 23, 2000 of 19.9% and 27.1%, respectively. Borders superstores achieved average sales per square foot of $255 and average sales per superstore of $6.8 million in 1999, each of which the Company believes to be higher than the comparable figures of any publicly reporting book superstore operator. Borders superstores achieved compound annual growth in net sales and EBITDA for the three years ended January 23, 2000 of 23.0% and 40.0%, respectively.

     Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. A Borders superstore typically carries the broadest selection of book titles in its market. Borders superstores carry an average of 150,000 book titles, ranging from 85,000 titles to 170,000 titles, across numerous categories, including many hard-to-find titles. As of January 23, 2000, 276 of the 291 domestic Borders superstores were in a book and music format, which also features an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes and digital video discs, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 50,000 titles of music, 5,500 titles of videotapes and 1,400 titles of digital video discs.

     Borders superstores average 26,500 square feet in size, including approximately 5,000 square feet devoted to music, approximately 700 square feet devoted to videos and digital video discs and approximately 1,400 square feet devoted to a cafe. Stores opened in fiscal 1999 averaged 24,600 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

     The number of domestic Borders stores located in each state and the District of Columbia as of January 23, 2000 are listed below:

                                    NUMBER OF
              STATE                  STORES
              -----                 ---------
Alaska............................      1
Arizona...........................      6
California........................     43
Colorado..........................      4
Connecticut.......................      5
District of Columbia..............      2
Delaware..........................      2
Florida...........................     19
Georgia...........................     10
Hawaii............................      6
Iowa..............................      2
Idaho.............................      1
Illinois..........................     17
Indiana...........................      7
Kansas............................      5
Louisiana.........................      1
Massachusetts.....................      8
Maryland..........................      7
Maine.............................      2
Michigan..........................     14
Minnesota.........................      5
Missouri..........................      4

                                    NUMBER OF
              STATE                  STORES
              -----                 ---------
North Carolina....................      6
Nebraska..........................      2
New Hampshire.....................      2
New Jersey........................      9
New Mexico........................      2
Nevada............................      4
New York..........................     16
Ohio..............................     15
Oklahoma..........................      4
Oregon............................      5
Pennsylvania......................     15
Rhode Island......................      1
South Dakota......................      1
Tennessee.........................      2
Texas.............................     12
Utah..............................      3
Virginia..........................     10
Vermont...........................      1
Washington........................      5
Wisconsin.........................      4
West Virginia.....................      1

WALDEN

     Walden is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Walden generates cash flow that the Company plans to use toward financing the Company's growth initiatives. Walden had sales for the year ended January 23, 2000 of $989.9 million, and generated EBITDA of $88.2 million. Walden achieved average sales per square foot of $274 and average sales per store of $1.0 million for 1999, both of which are higher than its closest competitor. Walden stores average approximately 3,900 square feet in size and typically carry between 15,000 and 40,000 titles.

     Walden operates one of the longest-running customer affinity programs in the nation, the Preferred Reader Program. The lessons learned via this program are helping the Company to develop similar customer affinity programs across its other business channels, including Borders superstores and Borders.com.

     The number of Waldenbooks stores located in each state and the District of Columbia as of January 23, 2000 are listed below:

                                      NUMBER OF
              STATE                    STORES
              -----                   ---------
Alaska............................        6
Alabama...........................        8
Arkansas..........................        8
Arizona...........................       11
California........................       71
Colorado..........................       14
Connecticut.......................       15
District of Columbia..............        3
Delaware..........................        3
Florida...........................       56
Georgia...........................       26
Hawaii............................       12
Iowa..............................       13
Idaho.............................        5
Illinois..........................       40
Indiana...........................       21
Kansas............................       10
Kentucky..........................       12
Louisiana.........................       10
Massachusetts.....................       28
Maryland..........................       24
Maine.............................        2
Michigan..........................       29
Minnesota.........................        7
Missouri..........................       21
Mississippi.......................        7

                                      NUMBER OF
              STATE                    STORES
              -----                   ---------
Montana...........................        4
North Carolina....................       31
North Dakota......................        3
Nebraska..........................        4
New Hampshire.....................        5
New Jersey........................       26
New Mexico........................        5
Nevada............................        4
New York..........................       48
Ohio..............................       43
Oklahoma..........................       14
Oregon............................       11
Pennsylvania......................       56
Rhode Island......................        5
South Carolina....................       15
South Dakota......................        2
Tennessee.........................       18
Texas.............................       61
Utah..............................        4
Virginia..........................       34
Vermont...........................        4
Washington........................       18
Wisconsin.........................       16
West Virginia.....................        9
Wyoming...........................        2

     In March 1999, Walden acquired for cash the stock of All Wound Up (AWU) for a purchase price totaling $19.7 million. AWU operates kiosks, most of which are seasonal, which sell interactive toys and other novelty merchandise. The acquisition complements Walden's kiosk operations and will allow for continued growth by combining the core competencies of each organization. The acquisition has been accounted for under the purchase method.

INTERNATIONAL

     The Company's international initiative began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its international operations to establish a presence in four countries on three continents. The Company opened four international superstores in 1999, and as of January 23, 2000, operated six superstores in the United Kingdom, and one each in Singapore, Australia and New Zealand.

     International superstores range between 16,000 and 41,000 square feet in size. International superstores tend to be multi-level facilities located in older buildings in urban locations. The Company believes it has a competitive advantage due to the depth of Borders' system-driven assortment and level of service which currently does not exist in the international marketplace. In 1999, international sales increased 39% to $168.2 million and generated EBITDA of $1.7 million. The Company is encouraged by early results with six of the nine superstores producing positive EBITDA in fiscal 1999, and currently four of the top ten highest volume Borders superstores are international stores.

     In February 2000, Borders opened its first bilingual superstore in San Juan, Puerto Rico. This is a significant step for the Company in advancing the Company's global growth strategy, as well as helping Borders build its domestic Spanish language book and music assortment.

     Books etc. operated 27 stores in the United Kingdom as of January 23, 2000, all of which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores generally range from 2,000 to 5,000 square feet in size, with the largest being 13,000 square feet, and the smallest being 650 square feet.

BORDERS.COM

     The Company, through its subsidiary, Borders Online, Inc., operates an Internet commerce site, Borders.com. Launched in 1998, Borders.com was the first fully integrated book, music and video e-Commerce site. This site offers customers over 700,000 titles and 10 million book, music and video items in stock and ready for immediate shipping from the Company's state-of-the-art fulfillment and distribution center. In 1999, the site's infrastructure was significantly upgraded and the commerce capability improved.

     Borders.com is an integral part of the Company's retail convergence strategy. The Company's retail convergence strategy is to enhance the shopping experience by offering products to customers in a variety of channels, whether it be retail stores, the Internet, or special orders. The Company's rollout of Title Sleuth in 2000 is a component of this convergence. Title Sleuth is a free-standing computer kiosk based on Web technology that helps customers locate titles within the store. Customers can utilize the fulfillment center to have special order items delivered to the store. The convergence strategy also provides customer acquisition for Borders.com with low-cost access to 30 million unique retail store customers annually.

DISTRIBUTION

     The Company believes that its centralized distribution system, consisting of 13 distribution facilities worldwide, combined with Borders' use of its proprietary "expert" system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors to one of the Company's distribution centers. Approximately 95% and 70% of the books carried by Borders and Walden, respectively, are processed through the Company's distribution facilities. Approximately 90% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores. Newly released titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music merchandise directly from manufacturers and utilizes the Company's own distribution center to ship approximately 99% of its music inventory to its stores.

     The Company utilizes four distribution centers located in Harrisburg, Pennsylvania, Indianapolis, Indiana, Columbus, Ohio and Nashville, Tennessee that provide exclusive service to Borders' stores, one distribution center, also in Nashville, that services Walden stores exclusively, and one distribution facility in Columbus that services the All Wound Up seasonal kiosk operations. In addition, the Company has two distribution facilities located in Mira Loma, California and Ann Arbor, Michigan that service both Borders and Walden. Three international distribution centers located in the United Kingdom, Australia, and Singapore support the Company's growing international business.

     The Company has a state-of-the-art 200,000 square-foot fulfillment center in Laverne, Tennessee that supports Borders.com and Borders and Walden stores . This facility has over 700,000 titles of books, music and videos in stock and available for immediate shipping. In addition to serving Borders.com customers, the fulfillment center also provides delivery services for store-originated special orders, institutional orders, and call center orders, with the capability to ship direct to the customer or the store.

     In general, books can be returned to their publishers at cost. Borders and Walden stores return books to the Company's centralized returns center in Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and videos to its vendors at cost plus an additional fee to cover handling and processing costs.

COMPETITION

     The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Inc. Walden faces direct competition from the B. Dalton division of Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Walden compete with each other, as well as other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Walden may face additional competition from other categories of retailers entering the retail book market.

     The music and video businesses are also highly competitive and Borders faces competition from large established music chains, such as Tower Records and the Musicland and Media Play divisions of Musicland Stores Corporation (which also sell videos), established video chains, such as Blockbuster and Suncoast Motion Picture Company (a division of Musicland Stores Corporation), as well as specialty retail stores, video rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

     The Internet has emerged as a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is highly competitive. Competitors on the Internet include Amazon.com, Inc., barnesandnoble.com, inc. and others. In addition, the Company faces competition from companies engaged in the business of selling books and music products via electronic means.

EMPLOYEES

     As of January 23, 2000, the Company had a total of approximately 17,000 full-time employees and approximately 13,000 part-time employees. When hiring new employees, the Company considers a number of factors, including education and experience, personality and orientation towards customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with its employees are generally excellent. None of the employees of the Company are represented by unions.

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

SEASONALITY

     The Company's business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During 1999, 36.5% of the Company's sales and 99.8% of the Company's operating income were generated in the fourth quarter. The Company's results of operations, including its seasonal kiosks, depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company's financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality".

RELATIONSHIP WITH KMART

     General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company.

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

     Lease Guaranty Agreement. Borders' leases for 32 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart, on either a full or limited basis. Limited guarantees generally provide for the release of Kmart's guarantee upon satisfaction by Borders of certain financial requirements specified in the guarantee. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO (the "Lease Guaranty Agreement"), until termination of all of the lease guarantees, except during such time as the Company achieves and maintains the investment grade status specified in the Lease Guaranty Agreement, the Company will be subject to certain covenants and restrictive covenants under the Lease Guaranty Agreement including restrictions on indebtedness, dividends, mergers and certain liens.

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

ITEM 2. PROPERTIES

     Borders leases all of its stores. Borders' store leases have an average initial term of 15 to 20 years with several five-year renewal options. At January 23, 2000, the average unexpired term under Borders' existing store leases was 11.4 years prior to the exercise of any options.

     Walden leases all of its stores. Walden's store leases generally have an initial term of 10 years, although in recent years many renewals have been executed for terms less than 10 years. At present, the average unexpired term under Walden's existing store leases is approximately 3.9 years. The terms of Walden's mall-based bookstore leases for its leased bookstores open as of January 23, 2000 expire as follows:

           LEASE TERMS TO EXPIRE DURING 12 MONTHS              NUMBER OF
               ENDING ON OR ABOUT JANUARY 31                  MALL STORES
           --------------------------------------             -----------
2001........................................................      245
2002........................................................       91
2003........................................................       95
2004........................................................      110
2005........................................................      103
2006 and later..............................................      260

     Books etc. operated 27 stores in the United Kingdom as of January 23, 2000. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is
11.6 years.

     The Company has leased a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

ITEM 3. LEGAL PROCEEDINGS

     In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The trial is scheduled for April 9, 2001. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. ("Intimate") and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate recently filed a

Second Amended Complaint limited to allegations of violation of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11,250,000 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys fees and other unspecified relief. Many of the allegations in the Second Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March of 1998. The Company intends to vigorously defend the action.

     In April 2000, two former employees, individually and on behalf of a purported class, filed an action against Borders in the Superior Court of California for the County of San Francisco. The purported class consists of all current and former store management employees of Borders in California who, within the applicable statutes of limitations, were denied payment of overtime compensation in violation of California law. The Complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Complaint alleges violations of the California Labor Code, the California Business and Professions Code and conversion. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, attorneys fees and such other relief as the Court deems proper. The Company intends to vigorously defend the action.

     On November 20, 1998, six independent booksellers instituted an action entitled Rae Richardson et al vs. Barnes & Noble et al against the Company and Barnes & Noble in the United States District Court for the Northern District of California asserting claims, and seeking relief, similar to claims made and relief sought in the ABA litigation described above. The action has been voluntarily dismissed by the plaintiffs without any payment by the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for the Common Stock on the New York Stock Exchange.

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL QUARTER 1998
  First Quarter.............................................    $34.38    $31.50
  Second Quarter............................................    $39.94    $30.69
  Third Quarter.............................................    $33.00    $18.94
  Fourth Quarter............................................    $28.88    $18.31
FISCAL QUARTER 1999
  First Quarter.............................................    $20.25    $13.56
  Second Quarter............................................    $17.50    $14.25
  Third Quarter.............................................    $14.69    $11.88
  Fourth Quarter............................................    $17.88    $12.25

     The Common Stock is traded on the New York Stock Exchange.

     As of March 29, 2000, the Common Stock was held by 4,521 holders of record.

     The Company has not declared any cash dividends and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company's ability to pay dividends is restricted by certain agreements to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     On January 5, 2000, the Company issued to George R. Mrkonic, Vice Chairman of the Company, options to purchase 100,980 shares of common stock with an exercise price of $15.69 in lieu of compensation of $515,000. This transaction involved an offer solely to Mr. Mrkonic pursuant to the terms of his Employment Agreement with the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto.

                                                                       FISCAL YEAR ENDED
                                              -------------------------------------------------------------------
                                              JANUARY 23,   JANUARY 24,   JANUARY 25,   JANUARY 26,   JANUARY 28,
                                                 2000          1999          1998          1997         1996(1)
                                              -----------   -----------   -----------   -----------   -----------
                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Borders Sales..............................    $1,823.2      $1,521.0      $1,267.4      $  979.1      $  717.5
Waldenbooks Sales..........................       989.9         948.7         970.0         979.7       1,031.5
International Sales........................       168.2         120.7          28.6            --            --
                                               --------      --------      --------      --------      --------
Total Store Sales..........................     2,981.3       2,590.4       2,266.0       1,958.8       1,749.0
Borders.com Sales..........................        17.9           4.6            --            --            --
                                               --------      --------      --------      --------      --------
  Total Sales..............................    $2,999.2      $2,595.0      $2,266.0      $1,958.8      $1,749.0
Operating Income Before Goodwill Writedowns
  and FAS 121..............................    $  166.2      $  167.3      $  138.0      $  103.1      $   64.5
Goodwill Writedowns........................          --            --            --            --         201.8
FAS 121 Impairment.........................          --            --            --            --          63.1
                                               --------      --------      --------      --------      --------
Operating Income (Loss)....................    $  166.2      $  167.3      $  138.0      $  103.1      $ (200.4)
Net Income (Loss)..........................    $   90.3      $   92.1      $   80.2      $   57.9      $ (211.1)
Diluted Earnings (Loss) Per Common
  Share(2).................................    $   1.13      $   1.12      $   0.98      $   0.70      $  (2.94)
Pro Forma Diluted Earnings Per Common Share
  Before Goodwill Writedowns and FAS
  121(2)...................................    $   1.13      $   1.12      $   0.98      $   0.70      $   0.43
BALANCE SHEET DATA
Working Capital............................    $  170.3      $  144.5      $  137.0      $  225.1      $  204.3
Total Assets...............................    $1,914.8      $1,766.6      $1,534.9      $1,211.0      $1,052.3
Short-Term Borrowings......................    $  133.4      $  131.9      $  122.5      $   30.0      $   60.0
Long-Term Debt and Capital Lease
  Obligations, Including Current Portion,
  and Redeemable Preferred Stock...........    $   18.8      $    8.5      $   10.0      $    6.7      $    8.6
Shares Subject to Repurchase...............    $     --      $     --      $     --      $   34.1      $     --
Stockholders' Equity.......................    $  802.6      $  715.1      $  598.1      $  511.4      $  472.0

-------------------------
(1) The Company's 1995 fiscal year consisted of 53 weeks.

(2) Earnings (loss) per common share for the fiscal year ended January 28, 1996 are pro forma and are based on actual common shares outstanding after the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 23, 2000, the Company operated 300 superstores primarily under the Borders name, including six in the United Kingdom, and one each in Singapore, Australia and New Zealand. The Company also operated 904 mall-based and other bookstores primarily under the Waldenbooks name, and 27 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com.

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

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1999, 1998, and 1997 each consisted of 52 weeks and ended on January 23, 2000, January 24, 1999, and January 25, 1998, respectively. References herein to years are to the Company's fiscal years.

RESULTS OF OPERATIONS

     The following table presents the Company's statement of operations data, as a percentage of sales, for the three most recent fiscal years.

                                                                JANUARY 23,    JANUARY 24,    JANUARY 25,
                                                                   2000           1999           1998
                                                                -----------    -----------    -----------
RESULTS OF OPERATIONS
Sales.......................................................       100.0%         100.0%         100.0%
Cost of merchandise sold (includes occupancy)...............        71.6           71.7           72.1
                                                                   -----          -----          -----
Gross margin................................................        28.4           28.3           27.9
Selling, general and administrative expenses................        22.5           21.5           21.4
Pre-opening expense.........................................         0.3            0.3            0.4
Goodwill amortization.......................................         0.1            0.1             --
                                                                   -----          -----          -----
Operating income............................................         5.5            6.4            6.1
Interest expense............................................         0.6            0.6            0.3
                                                                   -----          -----          -----
Income before income tax....................................         4.9            5.8            5.8
Income tax provision........................................         1.9            2.3            2.3
                                                                   -----          -----          -----
Net income..................................................         3.0%           3.5%           3.5%
                                                                   =====          =====          =====

STORE ACTIVITY
Borders Superstores
  Beginning number of stores................................         250            203            157
  Openings..................................................          50             47             46
                                                                   -----          -----          -----
  Ending number of stores...................................         300            250            203
                                                                   -----          -----          -----
Walden Mall Bookstores
  Beginning number of stores................................         900            923            961
  Openings..................................................          39             16              8
  Closings..................................................        (35)           (39)           (46)
                                                                   -----          -----          -----
  Ending number of stores...................................         904            900            923
                                                                   =====          =====          =====

FISCAL YEARS ENDED JANUARY 23, 2000 AND JANUARY 24, 1999

     Store sales for the year ended January 23, 2000 were $2,981.3 million, reflecting a 15.1% increase over the $2,590.4 million in sales achieved in 1998. The higher number of Borders superstores and Borders' 5.4% comparable store sales increase were the primary contributors to the growth in sales. Waldenbooks stores had a 0.7% comparable store sales increase in 1999. Sales for Borders.com were $17.9 million in 1999, an increase of 289% over the $4.6 million in 1998.

     Gross margin as a percent of sales increased slightly from 28.3% in 1998 to 28.4% in 1999. The increase in gross margin percentage primarily reflects improved inventory shrinkage control and merchandise mix.

     As a percentage of sales, SG&A for 1999 was 22.5% as compared to the 21.5% of sales in the corresponding period of 1998. The increase is due to continued spending on strategic initiatives, including Borders.com and international, and a one-time charge of $5.5 million related to the resignation of a former executive.

     Pre-opening expense was $7.8 million in both 1999 and 1998. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company in the market, and differing levels of labor costs associated with opening the store. The Company opened 50 Borders superstores and 39 Waldenbooks mall-based stores in 1999 as compared to 47 Borders superstores and 16 Waldenbooks mall-based stores in 1998.

     Goodwill amortization was $3.5 million in 1999, as compared to $2.9 million in 1998. The increase in goodwill amortization of $0.6 million is a result of the acquisition of All Wound Up, a seasonal operator of kiosks selling toys and other novelty merchandise, in March 1999.

     Operating income decreased to $166.2 million or 5.5% of sales in 1999, as compared to $167.3 million or 6.4% of sales in 1998. The decrease is primarily due to spending on strategic initiatives including Borders.com and international, and a one-time charge of $5.5 million related to the resignation of a former executive.

     Interest expense was $17.9 million in 1999, as compared to $16.2 million in 1998. The increase represents slightly higher debt levels during the year for the repurchase of common stock and the acquisition of All Wound Up.

     Income tax expense in 1999 was $58.0 million as compared to $59.0 million in 1998. The effective tax rate for both periods differed from the federal statutory rate primarily as a result of non-deductible goodwill amortization and state income taxes. The Company's effective tax rate was 39.1% in 1999, as compared to 39.0% in 1998.

     As a result of the foregoing, store net income for the year ended January 23, 2000 was $107.5 million as compared to $102.6 million for the year ended January 24, 1999. Borders.com had a net loss of $17.2 million in 1999, as compared to a net loss of $10.5 million in 1998. On a consolidated basis, net income in 1999 was $90.3 million, as compared to $92.1 million in 1998.

FISCAL YEARS ENDED JANUARY 24, 1999 AND JANUARY 25, 1998

     Store sales for the year ended January 24, 1999 were $2,590.4 million, reflecting a 14.3% increase over the $2,266.0 million in sales achieved in 1997. Both the higher number of Borders superstores and Borders' 4.4% comparable store sales increase contributed to the growth, which was partially offset by a lower number of Waldenbooks stores and a 1.0% comparable store sales decrease. Comparable store sales at Borders and Waldenbooks were impacted by increased superstore and Internet competition. Sales for Borders.com were $4.6 million in 1998.

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

     Income tax expense in 1998 was $59.0 million as compared to $50.6 million in 1997. The effective tax rate for both periods differed from the federal statutory rate primarily as a result of non-deductible goodwill amortization and state income taxes. The Company's effective tax rate was 39.0% in 1998, as compared to 38.7% in 1997. The increase in the effective rate is primarily due to the mix of Borders store openings in higher-taxed states.

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

     Net cash provided by operations in 1999 was $173.0 million, as compared to $166.2 million in 1998. The current year activity primarily reflects income before non-cash charges for depreciation and amortization offset by cash used for inventories as a result of store expansion at Borders. Inventory net of accounts payable increased primarily due to 50 new Borders stores.

     Net cash used for investing was primarily for capital expenditures for new stores, including the opening of three superstores in the United Kingdom and one superstore in New Zealand, and continued investment in Borders.com. Capital expenditures in 1999 reflect the opening of 50 new superstores in total and 39 new Waldenbooks stores. Capital expenditures in 1998 reflected the opening of 47 new superstores, 16 new Waldenbooks stores, a new distribution center and expansion of the home office facility. Capital expenditures in 1997 reflected the opening of 46 new Borders superstores and 8 new Waldenbooks stores.

     Net cash used by financing in 1999 was $15.0 million, resulting primarily from the repurchase of common stock of $25.4 million, partially offset by the issuance of common stock under the Company's employee benefit plans. Net cash used for financing in 1998 was $8.7 million, which resulted from the repurchase of common stock partially offset by the issuance of stock under employee benefit plans.

     The Company expects capital expenditures to be approximately $180.0 million in 2000, resulting primarily from domestic and international store openings, refurbishment of a number of existing stores, and continued investment in web-based technology. The Company currently plans to open approximately 50 Borders superstores, including approximately 5 to 7 international stores, and 15 new Waldenbooks mall stores in 2000. Average cash requirements for the opening of a domestic prototype Borders books and music superstore are $2.3 million, representing capital expenditures of $1.1 million, inventory requirements, net of related accounts payable, of $1.1 million and $0.1 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases. Also, the Company expects capital expenditures of approximately $50.0 million related to web-based, retail convergence and other technology, and approximately $27.0 million related to existing store refurbishments.

     The Company plans to execute its expansion plans for its Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the lease facility in 2000 and beyond. In the event that working capital requirements are in excess of operating cash flows and lease financing, the Company may fund such excess with borrowings under the credit facility. The Company believes funds generated from operations, borrowings under the Credit Facility and financing through the Lease Facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years.

     The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $62.3 million. During 1999 and 1998, $25.4 million and $51.7 million of common stock was repurchased, respectively.

     The Company has a $425.0 million multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, and issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. Effective February 2000, the Company increased the credit available under the Credit Facility to $472.8 million.

     During 1999, the Company entered into a $130.0 million multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July, 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains covenants and events of defaults that are similar to those contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of January 23, 2000. Effective February 2000, the Company reduced the credit available under the Seasonal Facility to $25.0 million, in accordance with provisions of the agreement.

     The Company has a $250.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. Effective February 2000, the Company decreased the credit available under the Lease Facility to $175.0 million.

     There were 41 properties financed through the Lease Facility, with a financed value of $162.9 million, at January 23, 2000. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal. In December, 1998, 17 properties previously financed through the Lease Facility with a total financed value of $70.9 million were permanently financed through operating leases.

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

     The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's borrowings is principally based on variable rates. The Company's objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps and collars to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates.

     LIBOR is the rate upon which the Company's variable rate debt, and its payments under the Lease Facility, are principally based. If LIBOR were to increase 1% for the full year in 2000 as compared to the end of 1999, the Company's after-tax earnings, after considering the effects of its interest rate swap and collar agreements, would decrease $0.9 million based on the Company's expected average outstanding debt, including its indirect borrowings under the Lease Facility, as of January 23, 2000.

OTHER MATTERS

Year 2000 Issue

     The Company experienced no significant disruption to operations or business systems as a result of the transition from 1999 to 2000. The Company does not expect any material subsequent disruption to its operations or business systems from this transition.

Subsequent Event

     Subsequent to the Company's fiscal year-end, the Board of Directors authorized the Company to explore strategic alternatives in order to increase shareholder value. These alternatives could include a recapitalization, a leveraged buyout, or a business combination with another company; however, there is no assurance that any transaction will occur.

SEASONALITY

     The Company's business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the Christmas selling season.

                                                                    FISCAL 1999 QUARTER ENDED
                                                          ---------------------------------------------
                                                          APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                     -----        ----       -------      -------
SALES...................................................  $618.7      $631.0      $656.3       $1,093.2
Operating income (loss).................................    (2.6)        0.3         2.6          165.9
% of full year:
  Sales.................................................    20.6%       21.0%       21.9%          36.5%
  Operating income (loss)...............................    (1.6)        0.2         1.6           99.8

                                                                    FISCAL 1998 QUARTER ENDED
                                                           --------------------------------------------
                                                           APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                      -----        ----       -------      -------
SALES....................................................  $545.3      $546.0      $558.3       $945.4
Operating income.........................................     9.0         7.9         3.2        147.2
% of full year:
  Sales..................................................    21.0%       21.1%       21.5%        36.4%
  Operating income.......................................     5.4         4.7         1.9         88.0

                                                                    FISCAL 1997 QUARTER ENDED
                                                           --------------------------------------------
                                                           APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                      -----        ----       -------      -------
SALES....................................................  $463.6      $466.3      $477.3       $858.8
Operating income.........................................     1.8         2.3         2.2        131.7
% of full year:
  Sales..................................................    20.5%       20.6%       21.0%        37.9%
  Operating income.......................................     1.3         1.7         1.6         95.4

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Operations for the fiscal years
  ended January 23, 2000, January 24, 1999 and January 25,
  1998......................................................   19
Consolidated Balance Sheets as of January 23, 2000 and
  January 24, 1999..........................................   20
Consolidated Statements of Cash Flows for the fiscal years
  ended January 23, 2000, January 24, 1999 and January 25,
  1998......................................................   21
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 23, 2000, January 24, 1999 and
  January 25, 1998..........................................   22
Notes to Consolidated Financial Statements..................   23
Report of Independent Accountants...........................   34

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 23,    JANUARY 24,    JANUARY 25,
                                                                   2000           1999           1998
(DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)              -----------    -----------    -----------
Sales.......................................................     $2,999.2       $2,595.0       $2,266.0
Cost of merchandise sold (includes occupancy)...............      2,148.2        1,859.4        1,634.3
                                                                 --------       --------       --------
Gross margin................................................        851.0          735.6          631.7
Selling, general and administrative expenses................        673.5          557.6          484.9
Pre-opening expense.........................................          7.8            7.8            7.2
Goodwill amortization.......................................          3.5            2.9            1.6
                                                                 --------       --------       --------
Operating income............................................        166.2          167.3          138.0
Interest expense............................................         17.9           16.2            7.2
                                                                 --------       --------       --------
Income before income tax....................................        148.3          151.1          130.8
Income tax provision........................................         58.0           59.0           50.6
                                                                 --------       --------       --------
Net income..................................................     $   90.3       $   92.1       $   80.2
                                                                 ========       ========       ========
Earnings per common share data (Note 2)
  Diluted earnings per common share.........................        $1.13          $1.12           $.98
                                                                 ========       ========       ========
  Diluted weighted average common shares outstanding (in
     thousands).............................................       80,218         82,503         82,241
                                                                 ========       ========       ========
  Basic earnings per common share...........................        $1.16          $1.20          $1.06
                                                                 ========       ========       ========
  Basic weighted average common shares outstanding (in
     thousands).............................................       77,577         76,631         75,825
                                                                 ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                    FISCAL YEAR ENDED
                                                                --------------------------
                                                                JANUARY 23,    JANUARY 24,
                                                                   2000           1999
         (DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)             -----------    -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................     $   41.6       $   42.8
  Merchandise inventories...................................      1,077.7        1,019.6
  Accounts receivable and other current assets..............         68.9           62.9
  Deferred income taxes.....................................         10.0            8.0
                                                                 --------       --------
     Total Current Assets...................................      1,198.2        1,133.3
Property and equipment, net.................................        558.2          493.8
Other assets................................................         36.5           25.1
Deferred income taxes.......................................          0.1            8.4
Goodwill, net of accumulated amortization of $49.5 and
  $46.0, respectively.......................................        121.8          106.0
                                                                 --------       --------
                                                                 $1,914.8       $1,766.6
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................     $  136.1       $  134.1
  Trade accounts payable....................................        580.4          607.2
  Accrued payroll and other liabilities.....................        232.2          221.7
  Taxes, including income taxes.............................         79.2           25.8
                                                                 --------       --------
     Total Current Liabilities..............................      1,027.9          988.8
Long-term debt and capital lease obligations................         16.2            6.3
Other long-term liabilities.................................         68.1           56.4
Commitments and contingencies (Note 6)......................           --             --
                                                                 --------       --------
     Total Liabilities......................................      1,112.2        1,051.5
                                                                 --------       --------
Stockholders' Equity
  Common stock, 200,000,000 shares authorized; 77,687,829
     and 77,695,124 shares issued and outstanding at January
     23, 2000 and January 24, 1999, respectively............        679.6          687.3
  Deferred compensation and officer receivables.............         (3.9)          (7.7)
  Accumulated other comprehensive income....................          0.2           (0.9)
  Retained earnings.........................................        126.7           36.4
                                                                 --------       --------
       Total Stockholders' Equity...........................        802.6          715.1
                                                                 --------       --------
                                                                 $1,914.8       $1,766.6
                                                                 ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 23,    JANUARY 24,    JANUARY 25,
                                                                   2000           1999           1998
(DOLLARS IN MILLIONS)                                           -----------    -----------    -----------
Cash Provided by (used for):
Operations
  Net income................................................      $  90.3        $  92.1        $  80.2
  Adjustments to reconcile net income to operating cash
     flows:
     Depreciation and amortization..........................         84.7           66.7           54.8
     Decrease in deferred income taxes......................          6.3           10.2            3.9
     Increase in other long-term assets and liabilities.....          6.2            1.9            2.3
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories................................        (55.1)        (140.5)        (130.4)
     Increase (decrease) in accounts payable................        (26.9)         126.5          121.9
     Increase in taxes payable..............................         59.6            2.9           12.0
     Other -- net...........................................          7.9            6.4            2.3
                                                                  -------        -------        -------
     Net cash provided by operations........................        173.0          166.2          147.0
                                                                  -------        -------        -------
Investing
  Capital expenditures......................................       (144.7)        (179.8)        (113.6)
  Acquisitions..............................................        (14.5)            --          (61.4)
                                                                  -------        -------        -------
     Net cash used for investing............................       (159.2)        (179.8)        (175.0)
                                                                  -------        -------        -------
Financing
  Repayment of long-term debt and capital lease
     obligations............................................         (1.2)          (4.6)          (0.9)
  Increase in capital lease obligations.....................          0.5            3.0             --
  Repayment of debt assumed in acquisition..................         (2.0)            --             --
  Repurchase of put option..................................           --             --           (0.8)
  Proceeds from construction funding........................           --            1.3            6.8
  Net funding from credit facility..........................          1.5            9.4           85.8
  Issuance of common stock..................................         11.6           33.9           21.4
  Repurchase of common stock................................        (25.4)         (51.7)         (61.8)
                                                                  -------        -------        -------
     Net cash provided by (used for) financing..............        (15.0)          (8.7)          50.5
                                                                  -------        -------        -------
Net increase (decrease) in cash and equivalents.............         (1.2)         (22.3)          22.5
Cash and equivalents at beginning of year...................         42.8           65.1           42.6
                                                                  -------        -------        -------
Cash and equivalents at end of year.........................      $  41.6        $  42.8        $  65.1
                                                                  =======        =======        =======
Supplemental Cash Flow Disclosures:
  Interest paid.............................................      $  18.0        $  16.2        $   9.8
  Income taxes paid.........................................      $   6.4        $  42.1        $  40.0
  Common stock issued for business acquisition..............           --             --        $   6.5
  Debt and liabilities assumed in business acquisition......      $   6.5             --        $  26.9

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               DEFERRED      ACCUMULATED      RETAINED
                                          COMMON STOCK       COMPENSATION       OTHER         EARNINGS
                                       -------------------   AND OFFICER    COMPREHENSIVE   (ACCUMULATED
                                         SHARES     AMOUNT   RECEIVABLES       INCOME         DEFICIT)     TOTAL
                                         ------     ------   ------------   -------------   ------------   -----
(DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)
Balance at January 26, 1997.........   75,858,016   $648.1      $(0.8)          $  --         $(135.9)     $511.4
                                       ----------   ------      -----           -----         -------      ------
Net income..........................           --       --         --              --            80.2        80.2
Foreign currency translation
  adjustments.......................           --       --         --            (0.9)             --        (0.9)
                                                                                                           ------
Comprehensive income................                                                                         79.3
Issuance of common stock............    1,916,844     29.4       (5.5)             --              --        23.9
Repurchase and retirement of common
  stock.............................   (2,518,800)   (61.8)        --              --              --       (61.8)
Tax benefit of equity
  compensation......................           --      5.5         --              --              --         5.5
Cancellation of put options:
  Payment of premium................           --     (0.8)        --              --              --        (0.8)
  Shares subject to repurchase......           --     34.1         --              --              --        34.1
Acquisition.........................      139,938      6.5         --              --              --         6.5
                                       ----------   ------      -----           -----         -------      ------
Balance at January 25, 1998.........   75,395,998   $661.0      $(6.3)          $(0.9)        $ (55.7)     $598.1
                                       ----------   ------      -----           -----         -------      ------
Net income..........................           --       --         --              --            92.1        92.1
Issuance of common stock............    4,171,059     38.3       (6.6)             --              --        31.7
Repurchase and retirement of common
  stock.............................   (1,871,933)   (51.7)        --              --              --       (51.7)
Tax benefit of equity
  compensation......................           --     39.7         --              --              --        39.7
Change in receivables and deferred
  compensation......................           --       --        5.2              --              --         5.2
                                       ----------   ------      -----           -----         -------      ------
Balance at January 24, 1999.........   77,695,124   $687.3      $(7.7)          $(0.9)        $  36.4      $715.1
                                       ----------   ------      -----           -----         -------      ------
Net income..........................           --       --         --              --            90.3        90.3
Foreign currency translation
  adjustments.......................           --       --         --             1.1              --         1.1
                                                                                                           ------
Comprehensive income................                                                                         91.4
Issuance of common stock............    2,444,055     11.5         --              --              --        11.5
Repurchase and retirement of common
  stock.............................   (2,451,350)   (25.4)        --              --              --       (25.4)
Tax benefit of equity
  compensation......................           --      6.2         --              --              --         6.2
Change in receivables and deferred
  compensation......................           --       --        3.8              --              --         3.8
                                       ----------   ------      -----           -----         -------      ------
Balance at January 23, 2000.........   77,687,829   $679.6      $(3.9)          $ 0.2         $ 126.7      $802.6
                                       ==========   ======      =====           =====         =======      ======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book and music superstores, mall-based bookstores and other bookstores in the United States, United Kingdom, Singapore, Australia and New Zealand. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com. The Company owns all of the outstanding stock of Borders, Inc. (Borders), Walden Book Company, Inc. (Walden), Borders
(UK) Limited (formerly Books etc.) and Borders Online, Inc.

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

     Fiscal Year: The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 1999, 1998, and 1997 each consisted of 52 weeks and ended on January 23, 2000, January 24, 1999, and January 25, 1998, respectively.

     Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

     Inventories: Merchandise inventories are valued on a first-in, first-out
(FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs.

     Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease, generally over 5 to 20 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 33% for other fixtures and equipment. Amortization of assets under capital leases is included in depreciation expense.

     During fiscal 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believes that these changes better reflect the useful lives of these assets. The Company accounted for this as a change in estimate; accordingly, the Company will utilize the new depreciable lives prospectively. These changes did not have a material impact on the Company's financial position or results of operations during fiscal 1999.

     The carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.

     Goodwill: Goodwill is amortized over 20-40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology on a quarterly basis. This methodology is applied separately to each of the businesses for which the Company has recorded goodwill. In determining the fair value, the median price/earnings (P/E) multiple for similar growth retail companies, or the median earnings before depreciation and amortization, interest and taxes (EBITDA) multiple for mature companies, is calculated based upon actual quoted market prices per share and analysts' consensus earnings estimates for these companies. The applicable multiple is applied to earnings or EBITDA to arrive at an overall fair value of the respective companies. The Company evaluates any indicated impairment as temporary or permanent, and records appropriate charges (if any) to operations for permanent impairments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     Financial Instruments: The recorded values of the Company's financial instruments, which include accounts receivable, accounts payable, and indebtedness, approximate their fair values.

     The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its variable-rate debt and amounts outstanding under the Lease Facility. The net cash amounts paid or received by the Company resulting from these agreements are recognized as an adjustment to interest expense in the period to which the amounts paid or received relate.

     Pre-Opening and Closing Costs: In fiscal 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires store pre-opening costs to be expensed as incurred. The Company had expensed store pre-opening costs in the first fiscal month of a store's operations. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a material impact on the Company's financial position, results of operations, or liquidity in fiscal 1999.

     When the decision to close a store is made, the Company provides for the future net lease obligation and other expenses directly related to discontinuance of operations.

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

     New Accounting Guidance: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133), which the Company is required to adopt effective January 29, 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting FAS 133 will be material to its financial position or results of operations.

     Reclassifications: Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation.

NOTE 2 -- WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average shares outstanding are calculated as follows (thousands):

                                                          1999        1998        1997
                                                          ----        ----        ----
Weighted average common shares outstanding -- basic
  earnings per share.................................    77,577      76,631      75,825
Dilutive effect of employee stock options............     2,641       5,872       6,416
                                                         ------      ------      ------
Weighted average common shares outstanding -- diluted
  earnings per share.................................    80,218      82,503      82,241
                                                         ======      ======      ======

     Unexercised employee stock options to purchase 10.2 million, 9.1 million and 7.6 million common shares as of January 23, 2000, January 24, 1999, and January 25, 1998, respectively, were not included in the weighted average shares outstanding calculation because to do so would have been antidilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 3 -- ACQUISITIONS

     In March 1999, the Company purchased All Wound Up, a seasonal retailer of interactive toys and novelty merchandise for a purchase price of $19.7 (excluding debt repayment), allocated primarily to fixed assets, inventory and goodwill of $19.7. The acquisition has been accounted for as a purchase.

     Effective October 20, 1997, the Company purchased 100% of the outstanding stock of Borders (UK) Limited (formerly Books etc.), a London-based retailer of books and associated products for a purchase price of $71.1, allocated primarily to fixed assets, inventory and goodwill of $64.1. At the time of acquisition, Books etc. operated 23 stores in the United Kingdom. The acquisition has been accounted for as a purchase. This transaction did not have a material impact on earnings in 1997.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1999         1998
                                                               ----         ----
Property and equipment:
  Land......................................................  $  10.2      $  10.2
  Buildings.................................................      5.3          5.7
  Leasehold improvements....................................    307.8        251.9
  Furniture and fixtures....................................    593.9        507.6
  Construction in progress..................................     36.4         50.0
                                                              -------      -------
                                                                953.6        825.4
Less -- accumulated depreciation and amortization...........   (395.4)      (331.6)
                                                              -------      -------
Property and equipment, net.................................  $ 558.2      $ 493.8
                                                              =======      =======

NOTE 5 -- INCOME TAXES

     The income tax provision consists of:

                                                              1999       1998       1997
                                                              ----       ----       ----
Current:
  Federal...................................................  $44.5      $40.9      $42.7
  State and local...........................................    7.0        7.9        4.3
  Foreign...................................................    0.2         --        0.4
Deferred:
  Federal...................................................    9.1       11.7        3.2
  State and local...........................................    0.7         --         --
  Foreign...................................................   (3.5)      (1.5)        --
                                                              -----      -----      -----
  Total income tax provision................................  $58.0      $59.0      $50.6
                                                              =====      =====      =====

     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                                              1999       1998       1997
                                                              ----       ----       ----
Federal statutory rate......................................  $51.9      $52.9      $45.8
State and local taxes, net of federal tax benefit...........    5.0        5.2        3.5
Other.......................................................    1.1        0.9        1.3
                                                              -----      -----      -----
Total income tax provision..................................  $58.0      $59.0      $50.6
                                                              =====      =====      =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     Deferred tax assets and liabilities resulted from the following:

                                                              1999       1998
                                                              ----       ----
Deferred tax assets:
  Federal benefit for state deferred taxes..................  $ 0.9      $ 1.6
  Accruals and other current liabilities....................    8.6       11.2
  Deferred revenue..........................................    7.0        7.0
  Other long-term liabilities...............................    2.6        1.5
  Deferred compensation.....................................    8.1        7.4
  Deferred rent.............................................   19.4       16.8
  Net operating losses......................................    5.0        1.5
  FAS 121 impairment........................................    6.3        7.9
                                                              -----      -----
  Total deferred tax assets.................................   57.9       54.9
                                                              -----      -----
Deferred tax liabilities:
  Inventory.................................................    9.1        8.6
  Property and equipment....................................   35.3       26.5
  Other.....................................................    3.4        3.4
                                                              -----      -----
  Total deferred tax liabilities............................   47.8       38.5
                                                              -----      -----
Net deferred tax assets.....................................  $10.1      $16.4
                                                              =====      =====

     The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $16.3 as of January 23, 2000, $5.7 as of January 24, 1999 and $1.2 as of January 25, 1998. These losses have an indefinite carryforward period.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

     In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief, treble damages on behalf of each of the bookstore plaintiffs, and with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgment interest on any amounts awarded in the action, as well as attorney fees and costs. The trial is scheduled for April 9, 2001. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. ("Intimate") and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate recently filed a Second Amended Complaint limited to allegations of violation of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 million or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys fees and other unspecified relief. Many of the allegations in the Second Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March, 1998. The Company intends to vigorously defend the action.

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

NOTE 7 -- DEBT

     The Company has a $425.0 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, and issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. Effective February 2000, the Company increased the credit available under the Credit Facility to $472.8. The Company had borrowings outstanding under the Credit Facility of $133.4 at January 23, 2000 and $131.9 at January 24, 1999. The weighted average interest rate in 1999 and 1998 was approximately 5.7% and 6.4%, respectively.

     During 1999, the Company entered into a $130.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July, 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of January 23, 2000. Effective February 2000, the Company reduced the credit available under the Seasonal Facility to $25.0, in accordance with provisions of the agreement.

     The Company's long-term debt obligations consist of capital lease liabilities at January 23, 2000. Scheduled principal payments of capitalized lease obligations as of January 23, 2000 are as follows: 2000 -- $2.6;
2001 -- $0.6; 2002 -- $11.4; 2003 -- $0.2; 2004 -- $0.2; 2005 and,
thereafter, -- $3.9.

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

     Lease Commitments: Future minimum lease payments under operating leases at January 23, 2000 total $235.8 in 2000, $228.1 in 2001, $216.9 in 2002, $198.2 in
2003, $180.1 in 2004, $1,582.1 in all later years and, in the aggregate, total $2,641.2.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

                                                         1999     1998     1997
                                                         ----     ----     ----
Rental Expenses:
  Minimum rentals.....................................  $257.1   $222.3   $190.3
  Percentage rentals..................................     2.0      2.3      2.7
                                                        ------   ------   ------
                                                        $259.1   $224.6   $193.0
                                                        ======   ======   ======

     Capitalized Leases: The Company accounts for three stores and certain computer equipment under capital leases. At January 23, 2000, the Company's commitments under leases accounted for as capital leases aggregated $18.9.

     Lease Financing Facility: The Company has a $250.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. Effective February 2000, the Company decreased the credit available under the Lease Facility to $175.0. There was $162.9 and $123.9 outstanding under the Lease Facility at January 23, 2000 and January 24, 1999, respectively. In December, 1998, 17 properties previously financed through the Lease Facility with a total financed value of $70.9 were permanently financed through operating leases.

NOTE 9 -- EMPLOYEE BENEFIT PLAN

     Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company's Savings Plan. The Company's expense related to this plan was $2.9, $2.5 and $2.5 for 1999, 1998 and 1997, respectively.

NOTE 10 -- STOCK-BASED BENEFIT PLANS

     Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company's common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. At January 23, 2000, the Company has 34.5 million shares authorized for the grant of stock options under these plans.

     The Company has established a compensation philosophy that is designed to foster a performance-oriented ownership culture. The stock option plans are an integral part of the Company's employee ownership culture and compensation program. Options have been granted under the plans to all full-time employees of the Company and its subsidiaries with 30 days or more of service, consisting of approximately 17,000 employees. The Company's executive compensation is heavily oriented toward equity incentives that includes a combination of stock and options. Restrictions on the equity incentives promote a long-term focus on the part of management and maximize retention of personnel. Management believes the equity incentives have been integral to its success in meeting operating objectives and reducing employee turnover.

     Stock Purchase Plans: The Company has a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company's senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company's common stock, at a 20% discount from the fair value of the same number of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

unrestricted shares of common stock. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The Employee Plan allows the Company's employees not covered under the Management Plan to purchase shares of the Company's common stock at a 15% discount from their fair market value.

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

     A summary of the information relative to the Company's stock option plans follows:

                                                                                WEIGHTED
                                                               NUMBER           AVERAGE
                                                              OF SHARES      EXERCISE PRICE
                                                              ---------      --------------
                                                                    (NUMBER OF SHARES
                                                                      IN THOUSANDS)
STOCK OPTIONS
Outstanding at January 26, 1997.............................   16,187            $ 8.92
  Granted...................................................    8,304             27.99
  Exercised.................................................    1,800              3.43
  Forfeited.................................................    1,394             12.63
Outstanding at January 25, 1998.............................   21,297             16.58
  Granted...................................................    3,549             27.17
  Exercised.................................................    3,759              9.57
  Forfeited.................................................    1,901             22.51
Outstanding at January 24, 1999.............................   19,186             19.36
  Granted...................................................    5,468             14.49
  Exercised.................................................    2,181              7.53
  Forfeited.................................................    3,909             21.24
Outstanding at January 23, 2000.............................   18,564             18.89
Balance exercisable at:
  January 25, 1998..........................................    2,791              9.51
  January 24, 1999..........................................    5,365             11.87
  January 23, 2000..........................................    4,639             14.26

     The weighted average fair values of options at their grant date where the exercise price equals the market price on the grant date were $5.84, $11.52 and $12.27 in 1999, 1998 and 1997, respectively.

     As permitted, the Company has adopted the disclosure-only option of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123). The pro forma net income had the Company adopted the fair-value accounting provisions of FAS 123 would have been $68.3, $72.6 and $69.0 in 1999, 1998, and 1997 respectively. Pro forma diluted and basic earnings per share would have been $0.85, $0.88 and $0.84 and $0.88, $0.95, and $0.91 in
1999, 1998 and 1997 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

                                                              1999         1998         1997
                                                              ----         ----         ----
Risk-Free Interest Rate..................................    4.9-6.7%     4.2-6.8%     5.5-6.8%
Expected Life............................................  3-10 years   3-10 years   2-10 years
Expected Volatility......................................  33.3-40.3%   33.3-40.7%   33.3-39.0%
Expected Dividends.......................................          0%           0%           0%

     The following table summarizes the information regarding stock options outstanding at January 23, 2000 (number of shares in thousands):

                                    OUTSTANDING                             EXERCISABLE
                  -----------------------------------------------   ----------------------------
   RANGE OF       NUMBER OF   WEIGHTED AVERAGE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES    SHARES      REMAINING LIFE     EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------   ---------   ----------------   ----------------   ---------   ----------------
$ 3.54-$ 4.63         280           0.4               $ 4.35            280          $ 4.35
$ 6.86-$ 9.88       4,402           5.2                 8.58          2,525            8.49
$10.56-$13.63       1,295           9.0                12.95             29           10.80
$13.81-$17.03       3,750           8.8                14.62            327           15.84
$17.13-$20.44       1,427           6.4                17.63            361           17.42
$21.00-$27.25       1,453           7.0                24.15            343           24.25
$27.50-$34.06       5,957           7.3                30.17            774           30.25

     A summary of the information relative to the Company's stock purchase plans follows:

                                                    NUMBER OF       WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                     SHARES          PURCHASE PRICE        AT GRANT DATE FMV
                                                    ---------       ----------------       -----------------
                                                                (NUMBER OF SHARES IN THOUSANDS)
STOCK ISSUED UNDER STOCK PURCHASE PLANS
Management Plan
  1997..........................................       923               $18.09                 $22.62
  1998..........................................        68                19.52                  24.40
  1999..........................................       106                10.91                  13.64
Employee Plan
  1997..........................................       157                20.06                  23.60
  1998..........................................       115                24.78                  29.15
  1999..........................................       118                12.79                  15.05

NOTE 11 -- FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap and collar agreements to reduce the impact of changes in interest rates on its variable-rate debt and amounts outstanding under the Lease Facility. The swap agreements are contracts to exchange variable-rate for fixed-interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The collar agreements are contracts to effectively limit the variability of interest on a portion of the Company's variable-rate debt. The notional amounts of these agreements are used to measure interest paid or received and do not represent the amount of exposure to credit loss.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     As of January 23, 2000 and January 24, 1999, the Company had the following interest rate instruments in effect:

                                                     JANUARY 23, 2000
                                   -----------------------------------------------------
                                                                                   FAIR
                                   NOTIONAL        STRIKE                         MARKET
                                    AMOUNT          RATE           PERIOD         VALUE
                                   --------        ------          ------         ------
Interest Rate Swaps..............  $175.0           4.6%          1/99-1/00       $ 0.1
                                   $ 33.0(a)        6.6%          9/98-9/03       $ 0.3
                                   $ 33.0(a)        6.9%          9/98-9/03       $ 0.2
Interest Rate Collar.............  $100.0         4.1%-5.5%      1/99-12/00       $ 0.7

       ---------------------------------------
       (a)  Notional amount is the U.S. Dollar equivalent of 20.0 British
            Pounds.

                                                     JANUARY 24, 1999
                                   -----------------------------------------------------
                                                                                   FAIR
                                   NOTIONAL        STRIKE                         MARKET
                                    AMOUNT          RATE           PERIOD         VALUE
                                   --------        ------          ------         ------
Interest Rate Swaps..............  $ 33.1(a)        6.6%         9/98- 9/03       $(2.1)
                                   $ 33.1(a)        6.9%         9/98- 9/03       $(1.6)
Interest Rate Collar.............  $100.0         4.1%-5.5%      1/99-12/00       $ 0.1

       ---------------------------------------
       (a)  Notional amount is the U.S. Dollar equivalent of 20.0 British
            Pounds.

     In the first month of fiscal 2000, the Company entered into interest rate swaps with notional amounts of $75.0 and $50.0, which effectively converted variable-rate U.S. dollar-denominated borrowings to fixed rates of 5.7% and 6.0%, respectively. These swap agreements expire within one to three years from the date the Company entered into the agreements.

NOTE 12 -- SEGMENT INFORMATION

     The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores, online retailing through Borders.com, and other (consisting of interest expense and certain corporate governance costs).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

                                                                  1999          1998          1997
                                                                  ----          ----          ----
Sales:
  Borders...................................................    $1,823.2      $1,521.0      $1,267.4
  Walden....................................................       989.9         948.7         970.0
  International.............................................       168.2         120.7          28.6
                                                                --------      --------      --------
  Total stores..............................................     2,981.3       2,590.4       2,266.0
                                                                --------      --------      --------
  Borders.com...............................................        17.9           4.6            --
                                                                --------      --------      --------
                                                                $2,999.2      $2,595.0      $2,266.0
                                                                ========      ========      ========
Interest expense: (income):
  Borders...................................................    $   16.4      $   16.5      $   14.3
  Walden....................................................       (21.0)        (18.9)        (15.2)
  International.............................................         8.9           7.4           1.6
  Other.....................................................         9.2           8.5           6.2
                                                                --------      --------      --------
  Total stores..............................................        13.5          13.5           6.9
                                                                --------      --------      --------
  Borders.com...............................................         4.4           2.7           0.3
                                                                --------      --------      --------
                                                                $   17.9      $   16.2      $    7.2
                                                                ========      ========      ========
Income tax expense (benefit):
  Borders...................................................    $   48.4      $   34.6      $   22.1
  Walden....................................................        32.3          36.8          36.3
  International.............................................        (5.8)         (3.8)         (0.1)
  Other.....................................................        (6.7)         (2.4)         (4.0)
                                                                --------      --------      --------
  Total stores..............................................        68.2          65.2          54.3
                                                                --------      --------      --------
  Borders.com...............................................       (10.2)         (6.2)         (3.7)
                                                                --------      --------      --------
                                                                $   58.0      $   59.0      $   50.6
                                                                ========      ========      ========
Depreciation and amortization expense:
  Borders...................................................    $   47.3      $   42.3      $   36.8
  Walden....................................................        25.1          18.8          17.0
  International.............................................         6.5           3.5           0.7
  Other.....................................................         0.3           0.2           0.3
                                                                --------      --------      --------
  Total stores..............................................        79.2          64.8          54.8
                                                                --------      --------      --------
  Borders.com...............................................         5.5           1.9            --
                                                                --------      --------      --------
                                                                $   84.7      $   66.7      $   54.8
                                                                ========      ========      ========
Net income (loss):
  Borders...................................................    $   72.9      $   52.1      $   33.7
  Walden....................................................        51.8          61.0          60.5
  International.............................................        (7.9)         (3.2)         (0.3)
  Other.....................................................        (9.3)         (7.3)         (7.7)
                                                                --------      --------      --------
  Total stores..............................................       107.5         102.6          86.2
                                                                --------      --------      --------
  Borders.com...............................................       (17.2)        (10.5)         (6.0)
                                                                --------      --------      --------
                                                                $   90.3      $   92.1      $   80.2
                                                                ========      ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

                                                                  1999          1998
                                                                  ----          ----
Total assets:
  Borders...................................................    $1,136.7      $1,040.9
  Walden....................................................       447.7         450.0
  International.............................................       200.9         161.4
  Other.....................................................        72.5          66.1
                                                                --------      --------
     Total stores...........................................     1,857.9       1,718.4
                                                                --------      --------
  Borders.com...............................................        57.0          48.2
                                                                --------      --------
                                                                $1,914.8      $1,766.6
                                                                ========      ========
Capital expenditures:
  Borders...................................................    $   64.1      $   73.0
  Walden....................................................        27.7          23.6
  International.............................................        24.4          32.8
  Other.....................................................        17.1          38.8
                                                                --------      --------
     Total stores...........................................       133.3         168.2
                                                                --------      --------
  Borders.com...............................................        11.4          11.6
                                                                --------      --------
                                                                $  144.7      $  179.8
                                                                ========      ========

     Total assets for the "Other" operating segment includes certain corporate headquarters asset balances which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments.

     Long-lived assets by geographic area are as follows:

                                                                 1999        1998        1997
                                                                 ----        ----        ----
Long-lived assets:
  Domestic..................................................    $567.9      $510.8      $426.5
  International.............................................     148.7       122.5        90.0
                                                                ------      ------      ------
                                                                $716.6      $633.3      $516.5
                                                                ======      ======      ======

NOTE 13 -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                                      FISCAL 1999 QUARTER ENDED
                                                               ---------------------------------------
                                                               APRIL      JULY     OCTOBER    JANUARY
                                                               -----      ----     -------    -------
                                                                     (DOLLARS IN MILLIONS EXCEPT
                                                                         PER SHARE AMOUNTS)
Sales......................................................    $618.7    $631.0    $656.3     $1,093.2
Cost of merchandise sold (includes occupancy)..............     457.2     468.9     483.7        738.4
Operating income (loss)....................................      (2.6)      0.3       2.6        165.9
Net income (loss)..........................................      (4.1)     (2.6)     (1.5)        98.5
Diluted earnings (loss) per common share...................     (0.05)    (0.03)    (0.02)        1.23
Basic earnings (loss) per common share.....................     (0.05)    (0.03)    (0.02)        1.27

                                                                      FISCAL 1998 QUARTER ENDED
                                                               ---------------------------------------
                                                               APRIL      JULY     OCTOBER    JANUARY
                                                               -----      ----     -------    -------
Sales......................................................    $545.3    $546.0    $558.3     $  945.4
Cost of merchandise sold (includes occupancy)..............     405.5     406.1     412.9        634.9
Operating income...........................................       9.0       7.9       3.2        147.2
Net income (loss)..........................................       3.8       2.4      (0.8)        86.7
Diluted earnings (loss) per common share...................      0.05      0.03     (0.01)        1.06
Basic earnings (loss) per common share.....................      0.05      0.03     (0.01)        1.13

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Borders Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Borders Group, Inc. and its subsidiaries at January 23, 2000 and January 24, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 23, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Bloomfield Hills, Michigan
March 6, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of the Company:

                NAME                   AGE                             POSITION
                ----                   ---                             --------
Robert F. DiRomualdo.................  55    Chairman and Director
George R. Mrkonic....................  47    Vice Chairman and Director
Gregory P. Josefowicz................  47    President, Chief Executive Officer and Director
Bruce A. Quinnell....................  51    Vice Chairman
Vincent E. Altruda...................  50    President, International
Thomas D. Carney.....................  53    Vice President, General Counsel and Secretary
Tamara L. Heim.......................  42    President, Borders Stores and Borders Online, Inc.
Timothy J. Hopkins...................  46    President, Merchandising and Distribution
Richard D. Joseph....................  42    Chairman and Chief Executive Officer, Borders (UK) Ltd.
Kenneth E. Scheve....................  53    Senior Vice President, Chief Financial Officer and Treasurer
Ronald S. Staffieri..................  50    President, Waldenbooks Stores
Kathryn L. Winkelhaus................  43    President, Borders Group Stores
Peter R. Formanek....................  56    Director
Victor L. Lund.......................  52    Director
Dr. Edna Greene Medford..............  48    Director
Larry Pollock........................  52    Director
Beth M. Pritchard....................  52    Director

     The Company's Certificate provides, among other things, that Directors will be elected annually for one year terms. Directors hold office until their successors are elected and qualified.

     Robert F. DiRomualdo has served as the Chairman and a director of the Company since its formation in August 1994. Mr. DiRomualdo also served as Chief Executive Officer of the Company from August 1994 until November 1998, and as President and Chief Executive Officer from April 1999 until November 1999.

     George R. Mrkonic has served as the Vice Chairman of the Company since December 1994, and a director since its formation in August 1994. He has also served as President of the Company from December 1994 until January 1997. Mr. Mrkonic is also a director of Champion Enterprises, Inc., a manufacturer and seller of manufactured homes, Syntel, Inc., a computer software and development company, and Cheap Tickets, Inc., a retail seller of discount tickets for domestic leisure air travel.

     Gregory P. Josefowicz has served as President, Chief Executive Officer and director of the Company since November 1999. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco, a food and drug retailer that is currently a division of Albertson's, Inc., most recently as President. Mr. Josefowicz also serves as a director of Ryerson Tull, Inc., a distributor and processor of metals.

     Bruce A. Quinnell has served as Vice Chairman of the Company since April 1999. Mr. Quinnell served as President and Chief Operating Officer of the Company from February 1997 to April 1999. Mr. Quinnell served as President and Chief Operating Officer of Walden from November 1994 to February 1997. From January 1994 to November 1994, Mr. Quinnell held the position of Executive Vice President and Chief Operating Officer of Walden. Prior to joining Walden, Mr. Quinnell was Executive Vice President, Finance and Administration for PACE Membership Warehouse, Inc., a former subsidiary of Kmart, from October 1992 to January 1994. Mr. Quinnell is also a director of Hot Topic, Inc., a retailer of music-licensed and music-related merchandise and apparel.

     Vincent E. Altruda has served as President of the Company's international operations since December 1997. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store

Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Operations.

     Thomas D. Carney has been Vice President, General Counsel and Secretary of the Company since December 1994. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit, Michigan.

     Tamara L. Heim has served as President of Borders Stores and Borders Online, Inc. since January 2000. From February 1999 to January 2000, Ms. Heim served as Senior Vice President of Sales and Marketing for Borders. Ms. Heim served as a Territorial Vice President of Borders from December 1996 to February 1999. Since 1980, Ms. Heim held several key positions of increasing responsibility for Federated Department Stores, and served as Regional Vice President and Director of Stores for Rich's Lazarus Goldsmith, a division of Federated Department Stores, prior to joining the Company.

     Timothy J. Hopkins has served as President of Merchandising and Distribution since February 1997. From 1995 to February 1997, Mr. Hopkins served as Sr. Vice President, Merchandising and Marketing for Walden. Prior to joining the company, Mr. Hopkins served as Vice President, International and also Vice President, Merchandising with QVC Network from 1992 through 1995.

     Richard D. Joseph is the Chairman and Chief Executive Officer of Borders
(UK) Ltd. and served in executive positions with Books etc. since he co-founded the company in 1981. Mr. Joseph has announced his intention to resign as an executive officer of the Company.

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

     Peter R. Formanek has served as a director of the Company since August 1995. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of AutoZone, Inc. from 1986 until his retirement in May 1994. He currently is a director of The Perrigo Company, a manufacturer of store brand over-the-counter medicines and vitamins, and Gart Sports Company, a retailer of sporting goods.

     Victor L. Lund has served as a director of the Company since July 1997. Mr. Lund has served as Vice Chairman of Albertson's, Inc., a food and drug retailer, since June 1999. Mr. Lund served as Chairman of the Board of American Stores Company from June 1995 until its acquisition by Albertson's in June 1999, and as its Chief Executive Officer since August 1992. Mr. Lund also serves as a director of Service Corporation International, a provider of death care services.

     Dr. Edna Greene Medford became a director of the Company in September 1998. Dr. Medford is an Associate Professor of History and a former Director of the Undergraduate Program in History at Howard University.

     Larry Pollock has served as a director of the Company since August 1995. Since January 2000, Mr. Pollock has served as President and Chief Operating Officer of Cole National Corporation, which operates retail vision and gift stores. From September 1998 until June 1999, Mr. Pollock served as President and Chief Executive Officer of HomePlace, Inc., a chain of home furnishings and housewares superstores, which he joined in January of 1997 as

Executive Vice President and Chief Operating Officer. From 1994 until 1996, he served as the President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer. Mr. Pollock is a partner of Independent Group L.P., a privately-held radio broadcasting company based in Cleveland, Ohio.

     In January of 1998, HomePlace, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code.

     Beth M. Pritchard has served as a director of the Company since March 2000. Ms. Pritchard has served as President and Chief Executive Officer of Bath & Body Works, a division of Intimate Brands, Inc. since 1993.

     Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

COMMITTEES

     The Audit Committee was established for the purpose of reviewing and making recommendations regarding the Company's employment of independent accountants, the annual audit of the Company's financial statements and the Company's internal controls, accounting practices and policies. The current members of the Audit Committee are Mr. Lund, Dr. Medford and Ms. Pritchard.

     The Compensation Committee was established for the purpose of making recommendations to the Board of Directors regarding the nature and amount of compensation for executive officers of the Company. The Compensation Committee also administers certain of the Company's employee benefit plans. The current members of the Compensation Committee are Mr. Formanek and Mr. Pollock.

COMPENSATION OF DIRECTORS

     For service as a director during 1999, each director who is not an employee of the Company received 2,000 restricted shares of Common Stock (the "Restricted Shares") paid at the beginning of the relevant calendar year, subject to a maximum value of $75,000. The restrictions on such Restricted Shares will generally lapse one year from the date of grant.

     On the date of each of the Company's Annual Meetings, each eligible director receives an option to purchase 5,000 shares of common stock of the Company. The exercise price of options granted under the Plan is the fair market value on the date of grant. To be eligible to receive option grants at the Annual Meetings to be held in 2000 and thereafter, a director generally must have held at least 20,000 shares of common stock, for the one-year period prior to the date of the meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for the Company's May 24, 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the heading "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's May 24, 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the headings "Settlement Agreement" and "Certain Transactions and Indebtedness of Management" in the Proxy Statement for the Company's May 24, 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith unless otherwise indicated:

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(11)    Restated Articles of Incorporation of Borders Group, Inc.
 3.2(12)    Bylaws of Borders Group, Inc., including the First, Second and Third Amendments thereto
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation
10.2(5)     Form of Severance Agreement
10.3(6)     Borders Group, Inc. Stock Option Plan
10.4(8)     First Amendment to the Borders Group, Inc. Stock Option Plan
10.5(11)    Second Amendment to the Borders Group, Inc. Stock Option
            Plan
10.6(11)    Third Amendment to the Borders Group, Inc. Stock Option Plan
10.7(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.8(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.9(2)     Borders Group, Inc. Management Stock Purchase Plan
10.10(8)    First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.11(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.12(11)   Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.15(11)   Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.16(11)   Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.17(6)    Borders Group, Inc. Annual Incentive Bonus Plan
10.18(11)   First Amendment to the Borders Group, Inc. Annual Incentive
            Plan
10.19(2)    Borders Group, Inc. Director Stock Plan
10.20(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan
10.21(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan
10.22(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.23(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto
10.24(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.25(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.26(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.27(13)   Omnibus Amendment No. 1 to Amended and Restated Guarantee
            Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.28(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell
10.29(10)   Borders Group, Inc. Stock Option Plan for International
            Employees
10.30(11)   1998 Borders Group, Inc. Stock Option Plan
10.31       Agreement dated January 24, 2000, between Borders Group,
            Inc. and Robert F. DiRomualdo
10.32       Agreement dated January 24, 2000, between Borders Group,
            Inc. and George R. Mrkonic

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.33       Agreement dated November 15, 1999, between Borders Group,
            Inc. and Gregory P. Josefowicz
10.34(11)   Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.35(11)   Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer
10.36(13)   Multicurrency Revolving Credit Facility Credit Agreement
            dated July 9, 1999 among Borders Group, Inc., its
            subsidiaries and Parties thereto
10.37(14)   Amendment No. 1 to 1998 Borders Group, Inc. Stock Option
            Plan
10.38       Amended Schedule 1.01(B) to the Amended and Restated
            Multicurrency Credit Agreement among Borders Group, Inc.,
            its subsidiaries and Parties thereto
10.39       Amended Schedule II to the Amended and Restated Credit
            Agreement among Borders Group, Inc., its subsidiaries and
            Parties thereto
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995.
21.1        Subsidiaries of Registrant
23.1        Consent of PricewaterhouseCoopers LLP
27          Financial Data Schedule
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- "Safe Harbor" for Forward-Looking
            Statements

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

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(12) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-80669).

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

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

                              BORDERS GROUP, INC.
                                  (Registrant)

                                          BY:    /s/ GREGORY P. JOSEFOWICZ
                                            ------------------------------------
                                                   Gregory P. Josefowicz
                                               President and Chief Executive
                                                           Officer

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

                    NAME                                           TITLE                           DATE
                    ----                                           -----                           ----

          /s/ ROBERT F. DIROMUALDO                  Chairman and Director                     April 24, 1999
---------------------------------------------
            Robert F. DiRomualdo

            /s/ GEORGE R. MRKONIC                   Vice Chairman and Director                April 24, 1999
---------------------------------------------
              George R. Mrkonic

          /s/ GREGORY P. JOSEFOWICZ                 President and Chief Executive             April 24, 1999
---------------------------------------------       Officer
            Gregory P. Josefowicz

            /s/ KENNETH E. SCHEVE                   Senior Vice President, Chief              April 24, 1999
---------------------------------------------       Financial Officer and Treasurer
              Kenneth E. Scheve                     (Principal Financial and Accounting
                                                    Officer)

            /s/ PETER R. FORMANEK                   Director                                  April 24, 1999
---------------------------------------------
              Peter R. Formanek

             /s/ VICTOR L. LUND                     Director                                  April 24, 1999
---------------------------------------------
               Victor L. Lund

         /s/ DR. EDNA GREENE MEDFORD                Director                                  April 24, 1999
---------------------------------------------
           Dr. Edna Greene Medford

              /s/ LARRY POLLOCK                     Director                                  April 24, 1999
---------------------------------------------
                Larry Pollock

            /s/ BETH M. PRITCHARD                   Director                                  April 24, 1999
---------------------------------------------
              Beth M. Pritchard

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(11)    Restated Articles of Incorporation of Borders Group, Inc.
 3.2(12)    Bylaws of Borders Group, Inc., including the First, Second and Third Amendments thereto.
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation.
10.2(5)     Form of Severance Agreement.
10.3(6)     Borders Group, Inc. Stock Option Plan.
10.4(8)     First Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.5(11)    Second Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.6(11)    Third Amendment to the Borders Group, Inc. Stock Option
            Plan.
10.7(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.8(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation.
10.9(2)     Borders Group, Inc. Management Stock Purchase Plan.
10.10(8)    First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.11(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.12(11)   Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan.
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan.
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.15(11)   Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.16(11)   Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan.
10.17(6)    Borders Group, Inc. Annual Incentive Bonus Plan.
10.18(11)   First Amendment to the Borders Group, Inc. Annual Incentive
            Plan.
10.19(2)    Borders Group, Inc. Director Stock Plan.
10.20(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.21(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan.
10.22(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.23(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto.
10.24(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.25(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto.
10.26(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto.
10.27(13)   Omnibus Amendment No. 1 to Amended and Restated Guarantee
            Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto.
10.28(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell.
10.29(10)   Borders Group, Inc. Stock Option Plan for International
            Employees.
10.30(11)   1998 Borders Group, Inc. Stock Option Plan.
10.31       Agreement dated January 24, 2000, between Borders Group,
            Inc. and Robert F. DiRomualdo.
10.32       Agreement dated January 24, 2000, between Borders Group,
            Inc. and George R. Mrkonic.
10.33       Agreement dated November 15, 1999, between Borders Group,
            Inc. and Gregory P. Josefowicz.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.34(11)   Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties
            thereto.
10.35(11)   Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer.
10.36(13)   Multicurrency Revolving Credit Facility Credit Agreement
            dated July 9, 1999 among Borders Group, Inc., its
            subsidiaries and Parties thereto.
10.37(14)   Amendment No. 1 to 1998 Borders Group, Inc. Stock Option
            Plan.
10.38       Amended Schedule 1.01(B) to the Amended and Restated
            Multicurrency Credit Agreement among Borders Group, Inc.,
            its subsidiaries and Parties thereto.
10.39       Amended Schedule II to the Amended and Restated Credit
            Agreement among Borders Group, Inc., its subsidiaries and
            Parties thereto.
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995.
21.1        Subsidiaries of Registrant.
23.1        Consent of PricewaterhouseCoopers LLP.
27          Financial Data Schedule.
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- 'Safe Harbor' for Forward-Looking
            Statements.

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

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(12) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-80669).

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     None