Form 10-Q
period 2000-04-23
BORDERS GROUP INC
filed 2000-06-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 23, 2000

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


                                    MICHIGAN
         (State or other jurisdiction of incorporation or organization)

                                   38-3196915
                                (I.R.S. Employer
                               Identification No.)



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
Yes X No


             Title of Class                Shares Outstanding As of
             --------------                      May 19, 2000
              Common Stock                       ------------
                                                  78,377,611

                               BORDERS GROUP, INC.
                                      INDEX


Part I - Financial Information

                                                                    Page

   Item 1.   Financial Statements                                     1

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               9

   Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                            N/A

Part II - Other information

   Item 1.   Legal Proceedings                                       13

   Item 2.   Changes in Securities and Use of Proceeds              N/A

   Item 3.   Defaults Upon Senior Securities                        N/A

   Item 4.   Submission of Matters to a vote of                     N/A
             Securityholders

   Item 5.   Other Information                                      N/A

   Item 6.   Exhibits and Reports on Form 8-K                        14


Signatures                                                           15


                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)


                                                       13 Weeks Ended
                                                  April 23,        April 25,
                                                    2000             1999
                                               ---------------  ---------------
Sales                                            $     680.9      $     618.7
Cost of merchandise sold, including
  occupancy costs                                      505.4            457.2
                                               ---------------  ---------------

Gross margin                                           175.5            161.5
Selling, general and administrative
  expenses                                             172.1            162.0
Pre-opening expense                                      1.2              1.4
Goodwill amortization                                    0.9              0.7
                                               ---------------  ---------------

Operating income (loss)                                  1.3             (2.6)
Interest expense                                         2.8              4.1
                                               ---------------  ---------------

Loss before income tax                                  (1.5)            (6.7)
Income tax benefit                                      (0.6)            (2.6)
                                               ---------------  ---------------

Net loss                                         $      (0.9)     $      (4.1)
                                               ===============  ===============

Earnings per common share data --
   Diluted loss per common share                 $      (0.01)    $     (0.05)
                                               ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                          80,158          80,317
                                               ===============  ===============

   Basic loss per common share                   $      (0.01)    $     (0.05)
                                               ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                          77,961          77,345
                                               ===============  ===============

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)

                                             April 23,   April 25,  January 23,
                                               2000        1999        2000
                                            ----------  ----------  ----------
                  ASSETS
Current Assets:
  Cash                                      $     74.7  $     49.0  $     41.6
  Merchandise inventories                      1,105.9     1,032.9     1,077.7
  Accounts receivable and other current
    assets                                        64.5        70.6        78.9
                                            ----------  ----------  ----------
      Total Current Assets                     1,245.1     1,152.5     1,198.2
Property and equipment, net of
  accumulated depreciation of $413.9,
  $348.9 and $395.4 at April 23, 2000,
  April 25, 1999 and January 23, 2000,
  respectively                                   548.1       490.6       558.2
Other assets and deferred charges                 35.9        33.6        36.6
Goodwill, net of accumulated amortization
  of $50.4, $46.7 and $49.5 at April 23,
  2000, April 25, 1999 and January 23,
  2000, respectively                             116.7       122.3       121.8
                                            ----------  ----------  ----------
      Total Assets                          $  1,945.8  $  1,799.0  $  1,914.8
                                            ==========  ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and capital lease
    obligations due within one year         $    291.9  $    344.6  $    136.1
  Trade accounts payable                         537.0       474.5       580.4
  Accrued payroll and other liabilities          191.1       180.8       232.2
  Taxes, including income taxes                   36.1        17.0        79.2
                                            ----------  ----------  ----------
      Total Current Liabilities                1,056.1     1,016.9     1,027.9
Long-term debt and capital lease
  obligations                                     15.9         7.0        16.2
Other long-term liabilities                       67.6        63.0        68.1
                                            ----------  ----------  ----------
      Total Liabilities                        1,139.6     1,086.9     1,112.2
                                            ----------  ----------  ----------
Stockholders' Equity:
Common stock; 300,000,000 shares
  authorized; 78,172,779, 77,437,259 and
  77,687,829 issued and outstanding at
  April 23, 2000, April 25, 1999, and
  January 23, 2000, respectively                 684.9       687.2       679.6
Officers receivable and deferred
  compensation                                    (1.3)       (6.9)       (3.9)
Accumulated other comprehensive income            (3.2)       (0.5)        0.2
Retained earnings                                125.8        32.3       126.7
                                            ----------  ----------  ----------
      Total Stockholders' Equity                 806.2       712.1       802.6
                                            ----------  ----------  ----------
      Total Liabilities & Stockholders'
        Equity                              $  1,945.8  $  1,799.0  $  1,914.8
                                            ==========  ==========  ==========

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements




                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 13 WEEKS ENDED APRIL 23, 2000
                              (Dollars in millions)
                                   (Unaudited)



                                                      Deferred      Accumulated
                                                    Compensation       Other
                                  Common Stock       and Officer   Comprehensive  Retained
                                Shares     Amount    Receivables       Income     Earnings    Total
                              ----------  --------  ------------   -------------  --------   --------

Balance at January 23, 2000   77,687,829  $  679.6  $       (3.9)  $         0.2  $  126.7   $  802.6
                              ----------  --------  ------------   -------------  --------   --------

Net loss                              --        --            --              --      (0.9)      (0.9)

Currency translation
  adjustment                          --        --            --            (3.4)       --       (3.4)
                                                                                             --------
Comprehensive income                                                                             (4.3)

Issuance of common
  stock                          492,849       5.4            --              --        --        5.4

Repurchase and retirement
  of common stock                 (7,899)     (0.1)           --              --        --       (0.1)

Change in receivable and
  deferred compensation               --        --           2.6              --        --        2.6
                              ----------  --------  ------------  --------------  --------  ---------

Balance at April 23, 2000     78,172,779  $  684.9  $       (1.3) $         (3.2) $  125.8  $   806.2
                              ==========  ========  ============  ==============  ========  =========



           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                         13 Weeks Ended
                                                     April 23,      April 25,
                                                       2000           1999
                                                   ------------  -------------
Cash provided by (used for):
Operations
Net loss                                             $     (0.9)   $     (4.1)
Adjustments  to  reconcile  net loss to  operating
cash flows:
  Depreciation and goodwill amortization                   23.0          20.6
  Change in other long-term assets and liabilities          1.2           2.0
  Cash  provided by (used for) current  assets and
  current liabilities:
   Increase in inventories                                (30.2)        (10.3)
   Decrease in accounts payable                           (42.5)       (132.8)
   Decrease in accrued liabilities                        (40.3)        (41.0)
   Decrease in taxes payable                              (43.3)         (8.8)
   Other, net                                              14.1           0.8
                                                   ------------  -------------
Net cash used for operations                             (118.9)       (173.6)

Investing
Capital expenditures                                      (15.6)        (15.5)
Acquisitions, net of cash acquired                           --         (16.5)
                                                   ------------  -------------
Net cash used for investing                               (15.6)        (32.0)

Financing
Net funding from credit facility                          160.1         210.5
Issuance of common stock                                    5.4           5.6
Repurchase of common stock                                 (0.1)         (5.7)
Other, net                                                  1.9           1.4
                                                   ------------  -------------
Net cash provided by financing                            167.3         211.8
Effect of exchange rates on cash and equivalents            0.3            --
                                                   ------------  -------------
Net increase in cash and equivalents                       33.1           6.2
Cash and equivalents at beginning of year                  41.6          42.8
                                                   ------------  -------------
Cash and equivalents at end of period                $     74.7    $     49.0
                                                   ============  =============

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                   Statements.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 23, 2000.

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 23, 2000, the Company operated 309 superstores under the Borders name, including eight in the United Kingdom, and one each in Singapore, Australia and New Zealand. The Company also operated 887 mall-based and other bookstores primarily under the Waldenbooks name, and 28 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

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

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



     In August 1998, The Intimate Bookshop, Inc. ("Intimate") and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate recently filed a Second Amended Complaint limited to allegations of violation of the Robinson-Patman act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys fees and other unspecified relief. Many of the allegations in the Second Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March, 1998. The Company intends to vigorously defend the action.

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

     On May 31, 2000, Keith Markowitz instituted an action in the United States District Court for the Eastern District of Pennsylvania as a purported class action against Sony Music Entertainment Inc. ("Sony"), Warner-Elektra-Atlantic Corporation ("WEA"), EMI Music Distribution ("EMI"), BMG Music ("BMG"), Universal Music & Video Corp. ("UMVD"), Wal Mart Stores, Inc., ("Wal Mart") and Borders, Inc., ("Borders", a subsidiary of the Company). The purported Plaintiff Class is composed of all similarly situated purchasers who since May 31, 1996 (the "Class Period") purchased compact discs of prerecorded music distributed and/ or manufactured by defendants. Wal Mart and Borders are named as defendants individually and as representatives of a purported Defendant Class consisting of all retailers and other distributors of compact discs produced by defendants Sony, WEA, EMI, BMG, and UMVD during the Class Period, and who conspired with Sony, WEA, EMI, BMG, and/or UMVD to carry out the unlawful conduct alleged in the complaint. The complaint alleges that Sony, WEA, EMI, BMG, and UMVD each had agreements with retailers setting out minimum advertised price policies and the benefits conferred on retailers for adhering to such policy, and that such agreements amounted to vertical agreements in restraint of trade fixing a minimum price for prerecorded music products, including CDs. The complaint further alleges that the alleged agreements violated of the Sherman Anti-Trust Act and caused the plaintiffs to pay supra-competitive prices for the CDs they purchased. Plaintiffs seek a permanent injunction, treble damages, attorneys' fees, costs and disbursements, pre- and post-judgment interest and such other relief as the court may deem as appropriate. Borders denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

NOTE 3 - FINANCING

     Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $289.6 as of April 23, 2000 and $133.4 as of January 23, 2000.

     Seasonal Facility: The Company has a $25.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July, 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of April 23, 2000 and January 23, 2000.

     Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $165.9 outstanding under the Lease Facility as of April 23, 2000 and $162.9 as of January 23, 2000.

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


                                    13 Weeks Ended
                                 April 23,   April 25,
                                   2000        1999
                                ----------  ----------
Sales:
    Borders                       $  447.0    $  392.0
    Walden                           185.3       188.5
    International                     43.3        35.0
                                ----------  ----------
       Total stores                  675.6       615.5
    Borders.com                        5.3         3.2
                                ----------  ----------
                                  $  680.9    $  618.7
                                ==========  ==========

Net income (loss):
    Borders                       $    8.3    $    5.1
    Walden                            (0.3)        3.1
    International                     (3.5)       (2.4)
    Other                             (0.8)       (5.6)
                                ----------  ----------
       Total stores                    3.7         0.2
    Borders.com                       (4.6)       (4.3)
                                ----------  ----------
                                  $   (0.9)   $   (4.1)
                                ==========  ==========

                                 April 23,   April 25,
                                   2000        1999
                                ----------  ----------
Total assets:
    Borders                       $1,158.6    $1,062.5
    Walden                           426.6       441.6
    International                    200.5       164.0
    Other                            104.1        80.6
                                ----------  ----------
       Total stores                1,889.8     1,748.7
    Borders.com                       56.0        50.3
                                ----------  ----------
                                  $1,945.8    $1,799.0
                                ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 23, 2000, the Company operated 309 superstores under the Borders name, including eight in the United Kingdom, and one each in Singapore, Australia and New Zealand. The Company also operated 887 mall-based and other bookstores primarily under the Waldenbooks name, and 28 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

     The Company's first quarters of 2000 and 1999 consisted of the 13 weeks ended April 23, 2000 and April 25, 1999, respectively.

Results of Operations

     The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated. Data for the 13 weeks ended April 25, 1999 excludes a one-time charge ($5.5 million pre-tax, $3.4 million net-of-tax) related to the departure of a former executive of the Company.

                                          13 Weeks Ended
                                      April 23,   April 25,
                                         2000       1999
                                      ---------   ---------

Sales                                    100.0%      100.0%
Cost of merchandise sold, including
  occupancy costs                         74.2        73.9
                                      ---------   ---------
Gross margin                              25.8        26.1
Selling, general and administrative
  expenses                                25.3        25.3
Pre-opening expense                        0.2         0.2
Goodwill amortization                      0.1         0.1
                                      ---------   ---------
Operating income                           0.2         0.5
Interest expense                           0.4         0.7
                                      ---------   ---------
Loss before income taxes                  (0.2)       (0.2)
Income tax benefit                        (0.1)       (0.1)
                                      ==========  =========
Net loss                                  (0.1)%      (0.1)%
                                      ==========  =========

Store Activity

The Company's store activity is summarized below:

                                                 Year
                          13 Weeks Ended         Ended
                        April 23,  April 25,   January 23,
                          2000       1999         2000
                        ---------  ---------   ----------
BORDERS SUPERSTORES
Beginning number of
 stores                      300        250          250
Openings                       9         12           50
                        ---------  ---------   ----------
Ending number of stores      309        262          300
                        =========  =========   ==========


WALDEN MALL BOOKSTORES
Beginning number of
 stores                      904        900          900
Openings                      --          8           39
Closings                     (17)       (22)         (35)
                        ---------  ---------   ----------
Ending number of stores      887        886          904
                        =========  =========   ==========



13 Weeks Ended April 23, 2000 and April 25, 1999

     Store sales in the first quarter of 2000 were $675.6 million, a $60.1 million, or 9.8%, increase over first quarter 1999 sales of $615.5 million. Borders domestic superstore sales increased $55.0 million, or 14.0%, due primarily to new store openings. Borders comparable store sales increased 2.3% during the quarter. Walden sales decreased $3.2 million due to the fewer number of stores and a comparable store sales decrease of 3.0%. Borders.com sales increased 65.6% to $5.3 million versus $3.2 million for the same period last year.

     Gross margin as a percentage of sales was 25.8% in 2000 versus 26.1% in the first quarter of 1999. The decrease primarily reflects the loss of leverage on occupancy costs due to lower sales for Walden.

     As a percentage of sales, SG&A expense (excluding one-time charge) was 25.3% in the first quarter of 2000 and 1999.

     Pre-opening expense in the first quarter of 2000 was $1.2 million versus $1.4 million from the same period in 1999. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 9 Borders superstores and did not open any Walden stores in the first quarter of 2000 as compared to 12 Borders superstores and 8 Walden stores in the first quarter of 1999.

     Goodwill amortization was $0.9 million in the first quarter of 2000 versus $0.7 million from the first quarter of 1999. The increase in goodwill amortization is due to the acquisition of All Wound Up.

     Interest expense was $2.8 million in the first quarter of 2000 as compared to $4.1 million in 1999. The decrease of $1.3 million is primarily due to lower debt levels during the quarter versus a year ago.

     Income tax benefit in the first quarter of 2000 was $0.6 million versus $0.5 million in 1999 (excluding $2.1 million for one-time charge).

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and continued development of Borders.com.

     Net cash used for operations for the 13 weeks ended April 23, 2000 was $118.9 million as compared to $173.6 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of inventory purchases, and decreases in accounts payable, taxes payable and accrued liabilities during the period.

     Net cash used for investing for the first 13 weeks of 2000 was $15.6 million as compared to $32.0 million in the first 13 weeks of 1999, and primarily represents capital expenditures for new stores.

     Net cash provided by financing in the first 13 weeks of 2000 was $167.3 million versus $211.8 million in the first 13 weeks of 1999. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

     On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and continued development of Borders.com.

     The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $289.6 as of April 23, 2000 and $133.4 as of January 23, 2000.

     The Company has a $25.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expires in July, 2000. Borrowings under the Seasonal Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Seasonal Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. The Company had no borrowings outstanding under the Seasonal Facility as of April 23, 2000 and January 23, 2000.

     The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above.

     There were 42 and 41 properties financed through the Lease Facility, with a financed value of $165.9 and $162.9 million, as of April 23, 2000 and January 23, 2000, respectively. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

     The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $66.9 million of its common stock as of April 23, 2000. During the 13 weeks ended April 23, 2000, the Company repurchased $0.1 million of its common stock.


OTHER MATTERS

     STRATEGIC ALTERNATIVES

     During the first quarter, the Board of Directors authorized the Company to explore strategic alternatives in order to increase shareholder value. These alternatives could include a recapitalization, a leveraged buyout, or a business combination with another company; however, there is no assurance that any transaction will occur.

     YEAR 2000 ISSUE

     The Company has experienced no significant disruptions to operations of business systems to date as a result of the transition form 1999 to 2000. The Company does not expect any material subsequent disruption to its operations or business systems from this transition.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company's Form 10-K Annual Report for the fiscal year ended January 23, 2000 describes three pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any material developments in these matters during the fiscal quarter covered by this Report.

     On May 31, 2000, Keith Markowitz instituted an action in the United States District Court for the Eastern District of Pennsylvania as a purported class action against Sony Music Entertainment Inc. ("Sony"), Warner-Elektra-Atlantic Corporation ("WEA"), EMI Music Distribution ("EMI"), BMG Music ("BMG"), Universal Music & Video Corp. ("UMVD"), Wal Mart Stores, Inc., ("Wal Mart") and Borders, Inc., ("Borders", a subsidiary of the Company). The purported Plaintiff Class is composed of all similarly situated purchasers who since May 31, 1996 (the "Class Period") purchased compact discs of prerecorded music distributed and/ or manufactured by defendants. Wal Mart and Borders are named as defendants individually and as representatives of a purported Defendant Class consisting of all retailers and other distributors of compact discs produced by defendants Sony, WEA, EMI, BMG, and UMVD during the Class Period, and who conspired with Sony, WEA, EMI, BMG, and/or UMVD to carry out the unlawful conduct alleged in the complaint. The complaint alleges that Sony, WEA, EMI, BMG, and UMVD each had agreements with retailers setting out minimum advertised price policies and the benefits conferred on retailers for adhering to such policy, and that such agreements amounted to vertical agreements in restraint of trade fixing a minimum price for prerecorded music products, including CDs. The complaint further alleges that the alleged agreements violated of the Sherman Anti-Trust Act and caused the plaintiffs to pay supra-competitive prices for the CDs they purchased. Plaintiffs seek a permanent injunction, treble damages, attorneys' fees, costs and disbursements, pre- and post-judgment interest and such other relief as the court may deem as appropriate. Borders denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

Exhibits:

(a)   Exhibits:


      27.0  Financial Data Schedule.

      99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(b)   Reports on Form 8-K:

      During the 13 week period ended April 23, 2000, one report was filed on Form 8-K under Item 5 - Other Events. This report stated the Company had retained the investment banking firm of Merrill Lynch & Co., Inc. for the purpose of exploring strategic options for the Company. This report was dated and filed on March 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                                  (Registrant)




Date: June 7, 2000                       By:       /s/
                                              --------------------
                                              Kenneth E. Scheve
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)