Form 10-Q
period 2000-07-23
BORDERS GROUP INC
filed 2000-09-06
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 23, 2000

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
Yes    X       No


          Title of Class                      Shares Outstanding As of
          --------------                           August 15, 2000
           Common Stock                            ---------------
                                                      78,620,447

                               BORDERS GROUP, INC.
                                      INDEX



Part I - Financial Information

                                                                    Page

   Item 1.   Financial Statements                                     1

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              10

   Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                            N/A

Part II - Other information

   Item 1.   Legal Proceedings                                       15

   Item 2.   Changes in Securities and Use of Proceeds              N/A

   Item 3.   Defaults Upon Senior Securities                        N/A

   Item 4.   Submission of Matters to a vote of                      15
             Securityholders

   Item 5.   Other Information                                      N/A

   Item 6.   Exhibits and Reports on Form 8-K                        16


Signatures                                                           17


                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)

                                                      13 Weeks Ended
                                                  July 23,         July 25,
                                                    2000             1999
                                               ---------------  ---------------
Sales                                            $     699.7      $     631.0
Cost of merchandise sold, including
occupancy costs                                        519.9            468.9
                                               ---------------  ---------------

Gross margin                                           179.8            162.1
Selling, general and administrative
  expenses                                             176.3            158.7
Pre-opening expense                                      1.2              2.2
Goodwill amortization                                    0.9              0.9
                                               ---------------  ---------------

Operating income                                         1.4              0.3
Interest expense                                         4.0              4.6
                                               ---------------  ---------------

Loss before income tax                                  (2.6)            (4.3)
Income tax benefit                                      (1.0)            (1.7)
                                               ---------------  ---------------

Net loss                                         $      (1.6)     $      (2.6)
                                               ===============  ===============

Earnings per common share data --
   Diluted loss per common share                 $      (0.02)    $     (0.03)
                                               ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                          80,691          80,633
                                               ===============  ===============

   Basic loss per common share                   $      (0.02)    $     (0.03)
                                               ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                          78,380          77,876
                                               ===============  ===============

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                   (Unaudited)

                                                      26 Weeks Ended
                                                  July 23,         July 25,
                                                    2000             1999
                                               ---------------  ---------------
Sales                                            $   1,380.6      $   1,249.7
Cost of merchandise sold, including
occupancy costs                                      1,025.3            926.1
                                               ---------------  ---------------

Gross margin                                           355.3            323.6
Selling, general and administrative
  expenses                                             348.4            320.7
Pre-opening expense                                      2.4              3.6
Goodwill amortization                                    1.8              1.6
                                               ---------------  ---------------

Operating income (loss)                                  2.7             (2.3)
Interest expense                                         6.8              8.7
                                               ---------------  ---------------

Loss before income tax                                  (4.1)           (11.0)
Income tax benefit                                      (1.6)            (4.3)
                                               ---------------  ---------------

Net loss                                         $      (2.5)     $      (6.7)
                                               ===============  ===============

Earnings per common share data --
   Diluted loss per common share                 $      (0.03)    $     (0.09)
                                               ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                          80,424          77,610
                                               ===============  ===============

   Basic loss per common share                   $      (0.03)    $     (0.09)
                                               ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                          78,171          77,610
                                               ===============  ===============


           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)


                                             July 23,      July 25,    January 23,
                                              2000          1999         2000
                                           ------------  ------------ ------------
                  ASSETS
Current Assets:
  Cash                                       $    51.5     $    60.8    $    41.6
  Merchandise inventories                      1,115.4       1,032.6      1,077.7
  Accounts receivable and other current
    assets                                        70.2          59.5         78.9
                                           ------------  ------------ ------------
      Total Current Assets                     1,237.1       1,152.9      1,198.2
Property and equipment, net of
  accumulated depreciation of $434.9,
  $360.6 and $395.4 at July 23, 2000,
  July 25, 1999 and January 23, 2000,
  respectively                                   559.3         508.3        558.2
Other assets and deferred charges                 35.7          34.0         36.6
Goodwill, net of accumulated amortization
  of $51.3, $47.6 and $49.5 at July 23,
  2000, July 25, 1999 and January 23,
  2000, respectively                             113.6         120.1        121.8
                                           ------------  ------------ ------------
      Total Assets                           $ 1,945.7     $ 1,815.3    $ 1,914.8
                                           ============  ============ ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and capital lease
    obligations due within one year          $   289.3     $   345.0    $   136.1
  Trade accounts payable                         538.2         490.6        580.4
  Accrued payroll and other liabilities          194.1         178.1        232.2
  Taxes, including income taxes                   37.4          19.4         79.2
                                           ------------  ------------ ------------
      Total Current Liabilities                1,059.0       1,033.1      1,027.9
Long-term debt and capital lease
  obligations                                     15.7           6.3         16.2
Other long-term liabilities                       68.7          63.3         68.1
                                           ------------  ------------ ------------
      Total Liabilities                        1,143.4       1,102.7      1,112.2
                                           ------------  ------------ ------------
Stockholders' Equity:
Common stock; 300,000,000 shares
  authorized; 78,455,228,  78,052,169 and
  77,687,829 issued and outstanding at
  July 23, 2000, July 25, 1999, and
  January 23, 2000, respectively                 685.1         688.0        679.6
Officers receivable and deferred
  compensation                                    (1.3)         (5.0)        (3.9)
Accumulated other comprehensive income            (5.7)         (0.1)         0.2
Retained earnings                                124.2          29.7        126.7
                                           ------------  ------------ ------------
      Total Stockholders' Equity                 802.3         712.6        802.6
                                           ------------  ------------ ------------
      Total Liabilities & Stockholders'
        Equity                               $ 1,945.7     $ 1,815.3    $ 1,914.8
                                           ============  ============ ============

            See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 26 WEEKS ENDED JULY 23, 2000
                              (Dollars in millions)
                                   (Unaudited)


                                                     Deferred     Accumulated
                                                   Compensation      Other
                                 Common Stock       and Officer  Comprehensive  Retained
                               Shares     Amount    Receivables      Income     Earnings   Total
                             ----------  --------  ------------  -------------  --------  --------
Balance at January 23, 2000  77,687,829  $ 679.6   $      (3.9)  $        0.2   $ 126.7   $ 802.6
                             ----------  --------  ------------  -------------  --------  --------

Net loss                             --       --            --             --      (2.5)     (2.5)

Currency translation
  adjustment                         --       --            --           (5.9)       --      (5.9)
                                                                                          --------
Comprehensive loss                                                                           (8.4)

Issuance of common
  stock                         906,080      8.5            --             --        --       8.5

Repurchase and retirement
  of common stock              (138,681)    (3.0)           --             --        --      (3.0)

Change in receivable and
  deferred compensation              --       --           2.6             --        --       2.6
                             ----------  --------  ------------  -------------  --------  --------

Balance at July 23, 2000     78,455,228  $ 685.1   $      (1.3)  $       (5.7)  $ 124.2   $ 802.3
                             ==========  ========  ============  =============  ========  ========




            See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                         26 Weeks Ended
                                                     July 23,      July 25,
                                                      2000           1999
                                                   ------------  -------------
Cash provided by (used for):
Operations
Net loss                                             $     (2.5)   $     (6.7)
Adjustments to reconcile net loss to operating
cash flows:
  Depreciation and goodwill amortization                   46.8          40.8
  Change in other long-term assets and liabilities          1.9           1.2
  Cash  provided by (used for) current  assets and
  current liabilities:
   Increase in inventories                                (41.2)        (10.0)
   Decrease in accounts payable                           (40.7)       (116.7)
   Decrease in accrued liabilities                        (36.7)        (41.8)
   Decrease in taxes payable                              (42.1)         (6.4)
   Other, net                                               8.0          11.9
                                                   ------------  -------------
Net cash used for operations                             (106.5)       (127.7)

Investing
Capital expenditures                                      (52.7)        (52.8)
Acquisitions, net of cash acquired                         --           (16.5)
                                                   ------------  -------------
Net cash used for investing                               (52.7)        (69.3)

Financing
Net funding from credit facility                          161.5         210.9
Issuance of common stock                                    8.5           8.1
Repurchase of common stock                                 (3.0)         (7.4)
Other, net                                                  1.4           3.4
                                                   ------------  -------------
Net cash provided by financing                            168.4         215.0
Effect of exchange rates on cash and equivalents            0.7          --
                                                   ------------  -------------
Net increase in cash and equivalents                        9.9          18.0
Cash and equivalents at beginning of year                  41.6          42.8
                                                   ------------  -------------
Cash and equivalents at end of period                $     51.5    $     60.8
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

   The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 23, 2000, the Company operated 319 superstores under the Borders name, including eight in the United Kingdom, two in Australia, and one each in Singapore and New Zealand. The Company also operated 891 mall-based and other bookstores primarily under the Waldenbooks name, and 30 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

   Unexercised employee stock options to purchase $16.8 million common shares as of July 25, 1999 were not included in the weighted average shares outstanding calculation for the 26 weeks ended July 25, 1999 because to do so would have been antidilutive.

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

   In April 2000, two former employees, individually and on behalf of a purported class, filed an action against Borders in the Superior Court of California for the County of San Francisco. The purported class consists of all current and former store management employees of Borders in California who, within the applicable statutes of limitations, were denied payment of overtime compensation in violation of California law. The Complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Complaint alleges violations of the California Labor Code, the California Business and Professions Code and conversion. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, attorneys fees and such other relief as the Court deems proper. On August 17, 2000, the Court entered a Tentative Order dismissing the class action, conversion and punitive damage aspects of the Complaint on the following grounds: (i) individual issues will predominate and, therefore, class treatment is not warranted, and (ii) the plaintiffs failed to allege facts sufficient to state a cause of action for conversion, and punitive damages could only be awarded on the conversion claims in the Complaint. The Court stated that the plaintiffs would be entitled to limited discovery on the class action aspects of the case, and that they could file an amended complaint asserting more specifically the basis for class action status upon the conclusion of that discovery. The Company intends to vigorously defend the action.

   On May 31, 2000, Keith Markowitz instituted an action in the United States District Court for the Eastern District of Pennsylvania as a purported class action against Sony Music Entertainment, Inc. ("Sony"), Warner-Elektra-Atlantic Corporation ("WEA"), EMI Music Distribution ("EMI"), BMG Music ("BMG"), Universal Music & Video Corp. ("UMVD"), Wal Mart Stores, Inc., ("Wal Mart") and Borders, Inc., ("Borders", a subsidiary of the Company). The purported Plaintiff Class is composed of all similarly situated purchasers who since May 31, 1996 (the "Class Period") purchased compact discs of prerecorded music distributed and/ or manufactured by defendants. Wal Mart and Borders are named as defendants individually and as representatives of a purported Defendant Class consisting of all retailers and other distributors of compact discs produced by defendants Sony, WEA, EMI, BMG, and UMVD during the Class Period, and who conspired with Sony, WEA, EMI, BMG, and/or UMVD to carry out the unlawful conduct alleged in the complaint. The complaint alleges that Sony, WEA, EMI, BMG, and UMVD each had agreements with retailers setting out minimum advertised price policies and the benefits conferred on retailers for adhering to such policy, and that such agreements amounted to vertical agreements in restraint of trade fixing a minimum price for prerecorded music products, including CDs. The complaint further alleges that the alleged agreements violated of the Sherman Anti-Trust Act and caused the plaintiffs to pay supra-competitive prices for the CDs they purchased. Plaintiffs seek a permanent injunction, treble damages, attorneys' fees, costs and disbursements, pre- and post-judgment interest and such other relief as the court may deem as appropriate. Borders denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

NOTE 3 - FINANCING

   Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $287.4 as of July 23, 2000 and $133.4 as of January 23, 2000.

   Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October, 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $164.9 outstanding under the Lease Facility as of July 23, 2000 and $162.9 as of January 23, 2000.

   Seasonal Facility: The Company had a $25.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expired in July, 2000. The Company had no borrowings outstanding under the Seasonal Facility during the period ended July 23, 2000 or as of January 23, 2000.

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


                                   13 Weeks Ended           26 Weeks Ended
                                July 23,    July 25,     July 23,    July 25,
                                  2000        1999         2000        1999
                                ----------  ----------  ----------- -----------
Sales:
    Borders                       $  462.3    $  405.6    $  909.3    $  797.7
    Walden                           187.5       186.2       372.8       374.7
    International                     44.8        35.9        88.1        70.8
                                ----------  ----------  ----------- -----------
       Total stores                  694.6       627.7     1,370.2     1,243.2
    Borders.com                        5.1         3.3        10.4         6.5
                                ----------  ----------  ----------- -----------
                                  $  699.7    $  631.0    $1,380.6    $1,249.7
                                ==========  ==========  =========== ===========

Net income (loss):
    Borders                       $   10.2    $    4.7    $   18.5    $    9.8
    Walden                            (1.3)        0.3        (1.6)        3.4
    International                     (3.9)       (2.9)       (7.4)       (5.3)
    Other                             (2.4)       (1.3)       (3.2)       (6.9)
                                ----------  ----------  ----------- -----------
       Total stores                    2.6         0.8         6.3         1.0
    Borders.com                       (4.2)       (3.4)       (8.8)       (7.7)
                                ----------  ----------  ----------- -----------
                                  $   (1.6)   $   (2.6)   $   (2.5)   $   (6.7)
                                ==========  ==========  =========== ===========

                                                         July 23,    July 25,
                                                           2000        1999
                                                        ----------- -----------
Total assets:
    Borders                                               $1,158.6    $1,050.4
    Walden                                                   442.9       456.1
    International                                            202.5       168.1
    Other                                                     85.0        90.0
                                                        ----------- -----------
       Total stores                                        1,889.0     1,764.6
    Borders.com                                               56.7        50.7
                                                        ----------- -----------
                                                          $1,945.7    $1,815.3
                                                        =========== ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 23, 2000, the Company operated 319 superstores under the Borders name, including eight in the United Kingdom, two in Australia, and one each in Singapore and New Zealand. The Company also operated 891 mall-based and other bookstores primarily under the Waldenbooks name, and 30 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

   The Company's second quarters of 2000 and 1999 consisted of the 13 weeks ended July 23, 2000 and July 25, 1999, respectively.

Results of Operations

   The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated. Data for the 26 weeks ended July 25, 1999 excludes a one-time charge ($5.5 million pre-tax, $3.4 million net-of-tax) related to the departure of a former executive of the Company.


                                         13 Weeks Ended       26 Weeks Ended
                                       July 23,   July 25,  July 23,  July 25,
                                        2000       1999      2000      1999
                                      ---------  --------- --------- ---------

Sales                                   100.0%     100.0%    100.0%    100.0%
Cost of merchandise sold, including
  occupancy costs                        74.3       74.3      74.3      74.1
                                      ---------  --------- --------- ---------
Gross margin                             25.7       25.7      25.7      25.9
Selling, general and administrative
  expenses                               25.2       25.1      25.2      25.3
Pre-opening expense                       0.2        0.4       0.2       0.3
Goodwill amortization                     0.1        0.1       0.1       0.1
                                      ---------  --------- --------- ---------
Operating income                          0.2        0.1       0.2       0.2
Interest expense                          0.6        0.8       0.5       0.7
                                      ---------  --------- --------- ---------
Loss before income taxes                 (0.4)      (0.7)     (0.3)     (0.5)
Income tax benefit                       (0.2)      (0.3)     (0.1)     (0.2)
                                      ---------  --------- --------- ---------
Net loss                                 (0.2)%     (0.4)%    (0.2)%    (0.3)%
                                      =========  ========= ========= =========

Store Activity

The Company's store activity is summarized below:


                                                                        Year
                          13 Weeks Ended         26 Weeks Ended         Ended
                        July 23,   July 25,    July 23,   July 25,   January 23,
                          2000       1999        2000       1999        2000
                        ---------  ---------   ---------  ---------  -----------

Borders Superstores
Beginning number of
  stores                     309        262        300         250         250
Openings                      10         12         19          24          50
                        ---------  ---------   ---------  ---------  -----------
Ending number of stores      319        274        319         274         300
                        =========  =========   =========  =========  ===========


Walden Mall Bookstores
Beginning number of
  stores                     887        886        904         900         900
Openings                       5          8          5          16          39
Closings                      (1)        (6)       (18)        (28)        (35)
                        ---------  ---------   ---------  ---------  -----------
Ending number of stores      891        888        891         888         904
                        =========  =========   =========  =========  ===========


13 Weeks Ended July 23, 2000 and July 25, 1999

   Store sales in the second quarter of 2000 were $694.6 million, a $66.9 million, or 10.7%, increase over second quarter 1999 sales of $627.7 million. Borders domestic superstore sales increased $56.7 million, or 14.0%, due primarily to new store openings and a 3.6% comparable store sales increase during the quarter. Walden sales increased $1.3 million due to the higher number of stores and a comparable store sales increase of 0.4%. Borders.com sales increased 54.5% to $5.1 million versus $3.3 million for the same period last year.

   Gross margin as a percentage of sales was 25.7% in the second quarter of 2000 and 1999.

   As a percentage of sales, SG&A expense was 25.2% in the second quarter of 2000, which was substantially the same as the 25.1% for the same period last year.

   Pre-opening expense in the second quarter of 2000 was $1.2 million versus $2.2 million from the same period in 1999. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 10 Borders superstores and 5 Walden stores in the second quarter of 2000 as compared to 12 Borders superstores and 8 Walden stores in the second quarter of 1999.

   Goodwill amortization was $0.9 million in the second quarter of 2000 and 1999.

   Interest expense was $4.0 million in the second quarter of 2000 as compared to $4.6 million in 1999. The decrease of $0.6 million is primarily due to lower debt levels during the quarter versus a year ago.

     Income tax benefit in the second quarter of 2000 was $1.0 million versus $1.7 million in 1999.

26 Weeks Ended July 23, 2000 and July 25, 1999

   Store sales in the 26 weeks ended July 23, 2000 were $1,370.2 million, a $127.0 million, or 10.2%, increase over sales of $1,243.2 a year ago. Borders domestic superstore sales increased $111.6 million, or 14.0%, due primarily to new store openings and a 3.0% comparable store sales increase during the period. Walden sales decreased $1.9 million due primarily to a comparable store sales decrease of 1.3%. Borders.com sales increased 60.0% to $10.4 million versus $6.5 million for the same period last year.

   Gross margin as a percentage of sales was 25.7% for the 26 weeks ended July 23, 2000 versus 25.9% for the same period of 1999. The decrease primarily reflects the loss of leverage on occupancy costs due to lower sales for Walden.

   As a percentage of sales, SG&A expense (excluding one-time charge) was 25.2% for the 26 weeks ended July 23, 2000 versus 25.3% for the same period a year ago.

   Pre-opening expense for the 26 weeks ended July 23, 2000 was $2.4 million versus $3.6 million from the same period in 1999. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 19 Borders superstores and 5 Walden stores in the 26 weeks ended July 23, 2000 as compared to 24 Borders superstores and 16 Walden stores in the 26 weeks ended July 25, 1999.

   Goodwill amortization was $1.8 million for the 26 weeks ended July 23, 2000 versus $1.6 million for the same period last year. The increase in goodwill amortization is due to the acquisition of All Wound Up in the first quarter of 1999.

   Interest expense was $6.8 million for the 26 weeks ended July 23, 2000 as compared to $8.7 million in 1999. The decrease of $1.9 million is primarily due to lower debt levels during the period versus a year ago.

   Income tax benefit for the 26 weeks ended July 23, 2000 was $1.6 million versus $2.2 million in 1999 (excluding $2.1 million for one-time charge).


Liquidity and Capital Resources

   The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and continued development of Borders.com and the retail convergence strategy.

   Net cash used for operations for the 26 weeks ended July 23, 2000 was $106.5 million as compared to $127.7 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of inventory purchases, and decreases in accounts payable, taxes payable and accrued liabilities during the period.

   Net cash used for investing for the first 26 weeks of 2000 was $52.7 million as compared to $69.3 million in the first 26 weeks of 1999, and primarily represents capital expenditures for new stores.

   Net cash provided by financing in the first 26 weeks of 2000 was $168.4 million versus $215.0 million in the first 26 weeks of 1999. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

   On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and continued development of Borders.com and the retail convergence strategy.

   The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October, 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $287.4 as of July 23, 2000 and $133.4 as of January 23, 2000.

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

   There were 44 and 41 properties financed through the Lease Facility, with a financed value of $164.9 and $162.9 million, as of July 23, 2000 and January 23, 2000, respectively. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

   The Company had a $25.0 multicurrency seasonal revolving credit facility (the Seasonal Facility) which expired in July, 2000. The Company had no borrowings outstanding under the Seasonal Facility during the period ended July 23, 2000 or as of January 23, 2000.

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

   The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $66.9 million of its common stock as of July 23, 2000. During the 26 weeks ended July 23, 2000, the Company repurchased $3.0 million of its common stock.

Other Matters

   Strategic Alternatives

   On July 6, 2000, the Company announced that discussions with regards to a potential acquisition were terminated. Also, in a press release dated August 17, 2000, the Company announced that the Board of Directors reaffirmed its authority previously granted to management to purchase Company stock from time to time. That authority, which was approximately $66.9 million as stated above, was not increased. In its release the Company stated, "the Company carefully considered a major stock repurchase. However, given the favorable borrowing rates that the Company enjoys and the need to renegotiate those rates and other agreements in order to do a major stock buy back, shareholders simply would not be better off by the Company pursuing that course at this time."

   Year 2000 Issue

   The Company has experienced no significant disruptions to operations of business systems to date as a result of the transition from 1999 to 2000. The Company does not expect any material subsequent disruption to its operations or business systems from this transition.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The Company's Form 10-K Annual Report for the fiscal year ended January 23, 2000 and its Form 10-Q report for the fiscal quarter ended April 23, 2000 describe pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any material developments in these matters during the fiscal quarter covered by this Report except as follows: On August 17, 2000, the Court entered a Tentative Order dismissing the class action, conversion and punitive damage aspects of the litigation relating to overtime pay brought by two former employees of Borders in the Superior Court of California for the County of San Francisco. The grounds for the court's decision were as follows:
(i) individual issues will predominate and, therefore, class treatment is not warranted, and (ii) the plaintiffs failed to allege facts sufficient to state a cause of action for conversion, and punitive damages could only be awarded on the conversion claims in the Complaint. The Court stated that the plaintiffs would be entitled to limited discovery on the class action aspects of the case, and that they could file an amended complaint asserting more specifically the basis for class action status upon the conclusion of that discovery.

   In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   The following actions were taken at the Annual Meeting of Stockholders of the Company held on May 24, 2000, with the votes on such matters being as indicated below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2000:

                                                                     Authority
Name                                                    For           Withheld

Robert F. DiRomualdo                             72,096,162 Shares   1,560,704
Peter R. Formanek                                72,407,417 Shares   1,249,449
Gregory P. Josefowicz                            72,400,861 Shares   1,256,005
Victor L. Lund                                   72,392,520 Shares   1,264,346
Dr. Edna Greene Medford                          72,385,248 Shares   1,271,618
George R. Mrkonic                                72,085,616 Shares   1,571,250
Larry Pollock                                    72,384,807 Shares   1,272,059
Beth M. Pritchard                                72,396,817 Shares   1,260,049

2. The amendment to extend the term of the Company's Annual Incentive Bonus Plan and to re-affirm the performance goals and maximum amounts payable under the Plan was approved and adopted:

                                                                    Broker
         For                Against             Abstain           Non-votes

     68,698,933            4,666,837            291,096               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)   Exhibits:


27.0  Financial Data Schedule.

99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 "Safe Harbor" for Forward-Looking Statements.

(b)   Reports on Form 8-K:

      During the 13 week period ended July 23, 2000, one report was filed on Form 8-K under Item 5 - Other Events. This report stated that discussions with respect to the potential acquisition of the Company had been terminated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                                  (Registrant)




Date: September 6, 2000                   By:          /s/
                                             ---------------------------
                                             Edward W. Wilhelm
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)