Form 10-Q
period 2000-10-22
BORDERS GROUP INC
filed 2000-12-06
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 22, 2000

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
Yes    X       No



      Title of Class                    Shares Outstanding As of
      --------------                        November 28, 2000
      Common Stock                       ---------------------
                                                78,611,784

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



                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                  (Unaudited)
                                                        13 Weeks Ended
                                                  October 22,     October 24,
                                                     2000             1999
                                                ---------------  ---------------

Sales                                             $     703.8      $     656.3
Cost of merchandise sold, including
occupancy costs                                         527.2            483.7
                                                ---------------  ---------------

Gross margin                                            176.6            172.6
Selling, general and administrative expenses            176.8            167.0
Pre-opening expense                                       2.3              2.0
Goodwill amortization                                     0.9              1.0
                                                ---------------  ---------------

Operating income (loss)                                  (3.4)             2.6
Interest expense                                          4.8              5.1
                                                ---------------  ---------------

Loss before income tax                                   (8.2)            (2.5)
Income tax benefit                                       (3.2)            (1.0)
                                                ---------------  ---------------

Net loss                                          $      (5.0)     $      (1.5)
                                                ===============  ===============

Earnings per common share data --
   Diluted loss per common share                  $      (0.06)    $     (0.02)
                                                ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                           78,579         77,618
                                                ===============  ===============

   Basic loss per common share                    $      (0.06)    $     (0.02)
                                                ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                           78,579         77,618
                                                ===============  ===============

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.


                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except common share data)
                                  (Unaudited)

                                                       39 Weeks Ended
                                                  October 22,     October 24,
                                                     2000             1999
                                                ---------------  ---------------
Sales                                             $   2,084.4      $   1,906.0
Cost of merchandise sold, including
occupancy costs                                       1,552.5          1,409.8
                                                ---------------  ---------------

Gross margin                                            531.9            496.2
Selling, general and administrative expenses            525.2            487.7
Pre-opening expense                                       4.7              5.6
Goodwill amortization                                     2.7              2.6
                                                ---------------  ---------------

Operating income (loss)                                  (0.7)             0.3
Interest expense                                         11.6             13.8
                                                ---------------  ---------------

Loss before income tax                                  (12.3)           (13.5)
Income tax benefit                                       (4.8)            (5.3)
                                                ---------------  ---------------

Net loss                                          $      (7.5)     $      (8.2)
                                                ===============  ===============

Earnings per common share data --
   Diluted loss per common share                  $      (0.10)    $     (0.11)
                                                ===============  ===============
   Diluted weighted average common shares
   outstanding (in thousands)                           78,307         77,613
                                                ===============  ===============

   Basic loss per common share                    $      (0.10)    $     (0.11)
                                                ===============  ===============
   Basic weighted average common shares
   outstanding (in thousands)                           78,307         77,613
                                                ===============  ===============


      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.


                              BORDERS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in millions except per common share data)
                                   (Unaudited)

                                            October 22, October 24,  January 23,
                                              2000         1999        2000
                                           ------------ ----------- ------------

                  ASSETS
Current Assets:
  Cash                                       $    56.4    $    48.8   $    41.6
  Merchandise inventories                      1,386.5      1,241.2     1,077.7
  Accounts receivable and other current
    assets                                        78.4         64.2        78.9
                                           ------------ ----------- ------------
      Total Current Assets                     1,521.3      1,354.2     1,198.2
Property and equipment, net of accumulated
  depreciation of $456.8, $380.1 and
  $395.4 at October 22, 2000, October 24,
  1999 and January 23, 2000, respectively        566.4        532.7       558.2
Other assets and deferred charges                 35.3         33.9        36.6
Goodwill, net of accumulated amortization
  of $52.2, $48.6 and $49.5 at October 22,
  2000, October 24, 1999 and January 23,
  2000, respectively                             110.2        122.1       121.8
                                           ------------ ----------- ------------
      Total Assets                           $ 2,233.2    $ 2,042.9   $ 1,914.8
                                           ============ =========== ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and capital lease
   obligations due within one year           $   386.7    $   376.2   $   136.1
  Trade accounts payable                         754.1        697.3       580.4
  Accrued payroll and other liabilities          183.5        181.5       232.2
  Taxes, including income taxes                   30.0         18.0        79.2
                                           ------------ ----------- ------------
      Total Current Liabilities                1,354.3      1,273.0     1,027.9
Long-term debt and capital lease
 obligations                                      15.6          5.7        16.2
Other long-term liabilities                       70.1         65.4        68.1
                                           ------------ ----------- ------------
      Total Liabilities                        1,440.0      1,344.1     1,112.2
                                           ------------ ----------- ------------
Stockholders' Equity:
Common stock: 300,000,000 shares
  authorized; 78,501,289,  77,169,700,and
  77,687,829 issued and outstanding at
  October 22, 2000, October 24, 1999, and
  January 23, 2000, respectively                 684.0        675.2       679.6
Officers receivable and deferred
 compensation                                     (1.2)        (4.7)       (3.9)
Accumulated other comprehensive income            (8.8)         0.1         0.2
Retained earnings                                119.2         28.2       126.7
                                           ------------ ----------- ------------
      Total Stockholders' Equity                 793.2        698.8       802.6
                                           ------------ ----------- ------------
      Total Liabilities & Stockholders'
          Equity                             $ 2,233.2    $ 2,042.9   $ 1,914.8
                                           ============ =========== ============

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE 39 WEEKS ENDED OCTOBER 22, 2000
                             (Dollars in millions)
                                  (Unaudited)



                                            Deferred   Accumulated
                                           Compensation   Other
                           Common Stock    and Officer Comprehensive Retained
                         Shares    Amount  Receivables   Income      Earnings   Total
                        ---------- ------- -----------  -----------  --------  -------

Balance at January 23,
2000                    77,687,829 $ 679.6  $     (3.9) $       0.2  $  126.7  $ 802.6
                        ---------- -------  ----------  -----------  --------  -------
Net loss                      --      --          --           --        (7.5)    (7.5)
Currency translation
 adjustment                    --     --          --           (9.0)     --       (9.0)
                                                                               -------
Comprehensive loss                                                               (16.5)
Issuance of common
 stock                  1,290,063     11.6        --           --        --       11.6
Repurchase and
 retirement of common
 stock                   (476,603)    (7.2)       --           --        --       (7.2)
Change in receivable
 and Deferred compen-
 sation                        --     --           2.7         --        --        2.7
                        ---------- -------  ----------  -----------  --------  -------

Balance at October 22,
2000                    78,501,289 $ 684.0  $     (1.2) $      (8.8)  $ 119.2  $ 793.2
                        ========== =======  ==========  ===========  ========  =======



      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.


                              BORDERS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                  (Unaudited)


                                                         39 Weeks Ended

                                                    October 22,    October 24,
                                                      2000           1999
                                                   ------------  -------------

Cash provided by (used for):
Operations
Net loss                                             $     (7.5)   $     (8.2)
Adjustments  to  reconcile  net loss to  operating
cash flows:
  Depreciation and goodwill amortization                   70.0          60.8
  Change in other long-term assets and liabilities          4.9           2.8
  Cash  provided by (used for) current  assets and
   current liabilities:
   Increase in inventories                               (314.9)       (218.6)
   Increase in accounts payable                           176.4          90.0
   Decrease in accrued liabilities                        (47.2)        (38.1)
   Decrease in taxes payable                              (49.8)         (7.8)
   Other, net                                              --             7.2
                                                   ------------  -------------
Net cash used for operations                             (168.1)       (111.9)
Investing
Capital expenditures                                      (86.0)        (96.2)
Acquisitions, net of cash acquired                         --           (16.5)
                                                   ------------  -------------
Net cash used for investing                               (86.0)       (112.7)
Financing
Net funding from credit facility                          263.8         242.1
Issuance of common stock                                   11.6           9.3
Repurchase of common stock                                 (7.2)        (21.4)
Other, net                                                  0.9           0.6
                                                   ------------  -------------
Net cash provided by financing                            269.1         230.6
Effect of exchange rates on cash and equivalents           (0.2)         --
                                                   ------------  -------------
Net increase in cash and equivalents                       14.8           6.0
Cash and equivalents at beginning of year                  41.6          42.8
                                                   ------------  -------------
Cash and equivalents at end of period                $     56.4    $     48.8
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

   The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 22, 2000, the Company operated 337 superstores under the Borders name, including nine in the United Kingdom, two in Australia, and one each in Singapore and New Zealand. The Company also operated 890 mall-based and other bookstores primarily under the Waldenbooks name, and 31 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

   Unexercised employee stock options to purchase 15.7 million common shares as of October 22, 2000 were not included in the weighted average shares outstanding calculation for the 13 and 39 weeks ended October 22, 2000 because to do so would have been antidilutive.

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

   In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The plaintiffs have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 and approximately $3.3 (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 and approximately $9.5 with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation. The trial is scheduled for April 9, 2001. The Company intends to vigorously defend the action.

     In August 1998, The Intimate Bookshop, Inc. (cIntimate") and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate recently filed a Second Amended Complaint limited to allegations of violation of the Robinson-Patman act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys fees and other unspecified relief. Many of the allegations in the Second Amended Complaint are similar to those contained in the action instituted by the ABA and 26 bookseller plaintiffs against the Company and Barnes & Noble, Inc. in March, 1998. The Company intends to vigorously defend the action.

   In April 2000, two former employees, Marissa Everett and Terry Blagsvedt, individually and on behalf of a purported class, filed an action against Borders in the Superior Court of California for the County of San Francisco. On August 17, 2000, the Court entered a Tentative Order dismissing the class action, conversion and punitive damage aspects of the Complaint on the following grounds: (i) individual issues will predominate and, therefore, class treatment is not warranted, and (ii) the plaintiffs failed to allege facts sufficient to state a cause of action for conversion, and punitive damages could only be awarded on the conversion claims in the Complaint. The Court stated that the plaintiffs would be entitled to limited discovery on the class action aspects of the case, and that they could file an amended complaint asserting more specifically the basis for class action status upon the conclusion of that discovery. An Amended Complaint has been filed by four named plaintiffs, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the State of California at any time between April 10, 1996 and the present. The Amended Complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The Company intends to vigorously defend the action, including again contesting the certification of the action as a class action.

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

   On October 10, 2000, Edward Michael O'Brien and Saviorg Corporation, as pro se litigants, instituted an action in the United States District Court for the Central District of California against Time Warner, Inc. ("Time Warner"), Warner Music Group ("Warner Music"), Warner-Electra-Atlantic Corporation ("Warner-Electra"), Warner Bros. Records, Inc. ("Warner Bros."), Atlantic Recording Corp. ("Atlantic"), Elektra Entertainment Group, Inc. ("Elektra Entertainment"), Rhino Entertainment Company ("Rhino"), Wal-Mart Stores, Inc. ("Wal-Mart"), K-Mart Corporation ("K-Mart"), the Company and Morning Glory Music ("Morning Glory"). The Complaint, which contains allegations similar to those made in the Markowitz action described in the Company's Form 10-Q Report for the quarter ended April 23, 2000, alleges that Warner Music,
Warner-Electra, Warner Bros., Atlantic, Elektra Entertainment, Rhino, Wal-Mart, the Company and Morning Glory conspired with defendant Time Warner to implement and maintain Time Warner's minimum advertised pricing policies, and that those agreements were in restraint of trade and illegally fixed, raised, maintained and/or stabilized, at artificial noncompetitive levels, prices for prerecorded music products, including compact disks, cassettes and albums. The Complaint asserts that as a result of these alleged agreements, plaintiffs "and other consumers" were overcharged by defendants for the prerecorded music products they purchased. The Complaint further alleges that the purported agreements constituted illegal monopoly power, illegal tying and price-fixing and violated Sections 1 and 2 of the Sherman Antitrust Act,
Section 3 of the Clayton Act and certain sections of the California Business and Professions Code. Plaintiffs seek treble damages, attorneys' fees, costs and disbursements and such further relief as the court may deem just and proper. The Company denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

NOTE 3 - FINANCING

     Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $385.3 as of October 22, 2000 and $133.4 as of January 23, 2000.

     Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project's cost. It is expected that Lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company will guarantee payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $173.5 outstanding under the Lease Facility as of October 22, 2000 and $162.9 as of January 23, 2000. During October, 2000, temporary financing was provided for four of the properties previously financed under the Lease Facility, totaling approximately $13.8, in order to provide capacity under the Lease Facility. The temporary financing facility expires on January 25, 2000, with options to extend the term for up to an additional 90 days with the consent of the lender. The Company's intent is to obtain permanent financing prior to the expiration of the temporary facility for properties having a value of at least $13.8. If such permanent financing is not obtained, the Company would be obligated under the applicable leases and lease guaranties to purchase the properties for an amount equal to the payments required to repay the amount of the temporary financing plus 12% of the original cost of the properties.


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


                                    13 Weeks Ended           39 Weeks Ended
                                October 22, October 24, October 22, October 24,
                                   2000        1999         2000        1999
                                ----------  ----------  ----------- -----------

Sales:
    Borders                       $   460.2   $   414.1   $ 1,369.5   $ 1,211.7
    Walden                            188.1       198.9       560.9       573.6
    International                      48.2        39.2       136.3       110.1
                                 ----------  ----------  ----------  ----------
         Total stores                 696.5       652.2     2,066.7     1,895.4
    Borders.com                         7.3         4.1        17.7        10.6
                                 ----------  ----------  ----------  ----------
                                  $   703.8   $   656.3   $ 2,084.4   $ 1,906.0
                                 ==========  ==========  ==========  ==========

Net income (loss):
    Borders                       $    6.5    $    6.6    $   25.0    $   16.4
    Walden                            (1.2)        0.8        (2.8)        4.2
    International                     (4.0)       (2.7)      (11.4)       (8.0)
    Other                             (1.6)       (2.3)       (4.8)       (9.2)
                                 ----------  ----------  ----------  ----------
         Total stores                 (0.3)        2.4         6.0         3.4
    Borders.com                       (4.7)       (3.9)      (13.5)      (11.6)
                                 ----------  ----------  ----------  ----------
                                  $   (5.0)   $   (1.5)   $   (7.5)   $   (8.2)
                                 ==========  ==========  ==========  ==========

                                                        October 22, October 24,
                                                           2000        1999
                                                        ----------- -----------

Total assets:
    Borders                                              $ 1,318.1   $ 1,166.1
    Walden                                                   566.0       561.1
    International                                            204.3       190.5
    Other                                                     84.6        72.8
                                                        ----------  ----------
         Total stores                                      2,173.0     1,990.5
    Borders.com                                               60.2        52.4
                                                        ----------  ----------
                                                         $ 2,233.2   $ 2,042.9
                                                        ==========  ==========

NOTE 5 - NEW ACCOUNTING GUIDANCE

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which the Company is required to adopt effective January 29, 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in the fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company has reviewed the impact of adopting FAS 133 on its current derivatives expected to be outstanding as of the January 29, 2001 adoption date, and does not believe the effect of adopting FAS 133 will be material to its financial position or results of operations.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

General

   The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 22, 2000, the Company operated 337 superstores under the Borders name, including nine in the United Kingdom, two in Australia, and one each in Singapore and New Zealand. The Company also operated 890 mall-based and other bookstores primarily under the Waldenbooks name, and 31 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

   The Company's third quarters of 2000 and 1999 consisted of the 13 weeks ended October 22, 2000 and October 24, 1999, respectively.

Results of Operations

   The following table presents the Company's statement of operations data, as a percentage of sales, for the periods indicated. Data for the 39 weeks ended October 24, 1999 excludes a one-time charge ($5.5 million pre-tax, $3.4 million net-of-tax) related to the departure of a former executive of the Company.


                                         13 Weeks Ended      39 Weeks Ended
                                       October   October    October  October
                                        22,        24,       22,       24,
                                        2000       1999      2000      1999
                                      ---------  --------- --------- ---------

Sales                                   100.0%     100.0%    100.0%    100.0%
Cost of merchandise sold, including
 occupancy costs                         74.9       73.7      74.5      74.0
                                      ---------  --------- --------- ---------
Gross margin                             25.1       26.3      25.5      26.0
Selling, general and administrative
 expenses                                25.1       25.5      25.2      25.3
Pre-opening expense                       0.4        0.3       0.2       0.3
Goodwill amortization                     0.1        0.1       0.1       0.1
                                      ---------  --------- --------- ---------
Operating income (loss)                  (0.5)       0.4       0.0       0.3
Interest expense                          0.7        0.8       0.6       0.7
                                      ---------  --------- --------- ---------
Loss before income taxes                 (1.2)      (0.4)     (0.6)     (0.4)
Income tax benefit                       (0.5)      (0.2)     (0.2)     (0.2)
                                      ---------  --------- --------- ---------
Net loss                                 (0.7)%     (0.2)%    (0.4)%    (0.2)%
                                      =========  ========= ========= =========

Store Activity

The Company's store activity is summarized below:


                          13 Weeks Ended         39 Weeks Ended        Year
                                                                       Ended
                        October    October     October    October     January
                          22,        24,         22,        24,         23,
                          2000       1999        2000       1999        2000
                        ---------  ---------   ---------  ---------  -----------

Borders Superstores
Beginning number of
 stores                      319        274        300         250         250
Openings                      18         14         37          38          50
                        ---------  ---------   ---------  ---------  -----------

Ending number of stores      337        288        337         288         300
                        =========  =========   =========  =========  ===========


Walden Mall Bookstores
Beginning number of
 stores                      891        888        904         900         900
Openings                       3          8          8          24          39
Closings                      (4)        (2)       (22)        (30)        (35)
                        ---------  ---------   ---------  ---------  -----------

Ending number of stores      890        894        890         894         904
                        =========  =========   =========  =========  ===========


13 Weeks Ended October 22, 2000 and October 24, 1999

   Store sales in the third quarter of 2000 were $696.5 million, a $44.3 million, or 6.8%, increase over third quarter 1999 sales of $652.2 million. Borders domestic superstore sales increased $46.1 million, or 11.1%, due primarily to new store openings and a 1.3% comparable store sales increase during the quarter. Walden sales decreased $10.8 million due to the lower number of stores, a comparable store sales decrease of 5.4%, and $2.5 million lower sales at All Wound Up. The percentage change in comparable store sales in the third quarter of 2000 was negatively impacted by approximately 1.8% at Borders and 4.2% at Walden as a result of the unusually high level of prior year sales of Pokemon product. International sales of $48.2 million increased 23.0% over 1999 sales of $39.2 million, reflecting primarily new store openings. Borders.com sales increased 78.0% to $7.3 million versus $4.1 million for the same period last year.

   Gross margin as a percentage of sales declined to 25.1% in the third quarter of 2000 from 26.3% in the third quarter of 1999. As a percentage of sales, the decrease in gross margin was caused primarily by 0.5% from reduced leverage of occupancy costs, 0.2% from increased promotional activity at Walden in the third quarter as compared to the prior year, 0.2% from the All Wound Up business and 0.2% from a shrinkage adjustment at Borders.

   As a percentage of sales, SG&A expense improved to 25.1% in the third quarter of 2000, compared to 25.5% for the same period last year. The improvement in SG&A as a percent of sales resulted from strong control of expenses in all segments of the business, particularly payroll expense in the Borders and Walden stores.

   Pre-opening expense in the third quarter of 2000 was $2.3 million versus $2.0 million from the same period in 1999. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 18 Borders superstores and 3 Walden stores in the third quarter of 2000 as compared to 14 Borders superstores and 8 Walden stores in the third quarter of 1999.

   Goodwill amortization was $0.9 million in the third quarter of 2000 compared to $1.0 million for the same period in 1999.

   Interest expense was $4.8 million in the third quarter of 2000 as compared to $5.1 million in 1999. The decrease of $0.3 million is primarily due to lower debt levels during the quarter versus a year ago.

   Income tax benefit in the third quarter of 2000 was $3.2 million versus $1.0 million in 1999, reflecting an effective tax rate of 38.8% in 2000 versus 39.1% in 1999.

   The Company's consolidated net loss was $5.0 million in the third quarter of 2000 compared to a net loss of $1.5 million in the third quarter of 1999. The net loss incurred by All Wound Up in the third quarter of 2000 was $2.4 million compared to a net loss of $2.1 million in the third quarter of 1999.

39 Weeks Ended October 22, 2000 and October 24, 1999

     Store sales in the 39 weeks ended October 22, 2000 were $2,066.7 million, a $171.3 million, or 9.0%, increase over sales of $1,895.4 million a year ago. Borders domestic superstore sales increased $157.8 million, or 13.0%, due primarily to new store openings and a 2.3% comparable store sales increase during the period. Walden sales decreased $12.7 million due primarily to a comparable store sales decrease of 2.8%. International sales of $136.3 million increased 23.8% over 1999 sales of $110.1 million, reflecting primarily new store openings. Borders.com sales increased 67.0% to $17.7 million versus $10.6 million for the same period last year.

   Gross  margin as a  percentage  of sales  was  25.5%  for the 39 weeks  ended
October 22, 2000 versus 26.0% for the same period of 1999. The decrease primarily reflects the loss of leverage on occupancy costs due to lower sales for Walden and increased promotional activity at Walden in the third quarter of 2000.

   As a percentage of sales, SG&A expense (excluding one-time charge) was 25.2% for the 39 weeks ended October 22, 2000 versus 25.3% for the same period a year ago.

   Pre-opening expense for the 39 weeks ended October 22, 2000 was $4.7 million versus $5.6 million from the same period in 1999. Pre-opening expense consists principally of grand-opening advertising expense and store payroll related to the opening, and is expensed as incurred. Pre-opening expense per store varies primarily as a result of differing levels of grand opening advertising, depending on the presence of the Company and its competitors in the market and differing levels of labor costs associated with merchandising the store. The Company opened 37 Borders superstores and 8 Walden stores in the 39 weeks ended October 22, 2000 as compared to 38 Borders superstores and 24 Walden stores in the 39 weeks ended October 24, 1999.

   Goodwill amortization was $2.7 million for the 39 weeks ended October 22, 2000 versus $2.6 million for the same period last year.

   Interest expense was $11.6 million for the 39 weeks ended October 22, 2000 as compared to $13.8 million in 1999. The decrease of $2.2 million is primarily due to lower debt levels during the period versus a year ago.

     Income tax benefit for the 39 weeks ended October 22, 2000 was $4.8 million versus $3.2 million in 1999 (excluding $2.1 million for a one-time charge related to the departure of a former executive), reflecting an effective tax rate of 38.8% in 2000 versus 39.1% in 1999.

   The Company's year-to-date consolidated net loss was $7.5 million in 2000 compared to a net loss of $4.8 million in 1999 (excluding a one-time charge incurred in 1999 related to an executive departure). The net loss incurred by All Wound Up in 2000 was $5.7 million compared to a net loss of $3.4 million in 1999. All Wound Up has performed below expectations in the current year. All Wound Up is a highly seasonal business and the fourth quarter is vitally important. The Company will evaluate the future of this business after assessing its performance in the holiday season.


Liquidity and Capital Resources

   The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and continued development of Borders.com and the retail convergence strategy.

     Net cash used for operations for the 39 weeks ended October 22, 2000 was $168.1 million as compared to $111.9 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of inventory purchases net of accounts payable, tax payments and payment of accrued liabilities during the period.

   Net  cash  used for  investing  for the  first  39  weeks  of 2000 was  $86.0 million as compared to $112.7 million in the first 39 weeks of 1999, and primarily represents capital expenditures for new stores. Excluding $16.5 million for the acquisition of All Wound Up in 1999, the reduction in net cash used for investing was primarily caused by a lower amount of capital expenditures as a result of fewer store openings through the first 39 weeks of 2000 as compared to the same period in 1999.

   Net cash provided by financing in the first 39 weeks of 2000 was $269.1 million versus $230.6 million in the first 39 weeks of 1999. Net cash provided by financing resulted primarily from net borrowings under the credit facility.

   On a consolidated basis, the Company expects its capital requirements to increase as a result of its expansion program for its Borders superstores (both domestic and international) and continued development of Borders.com and the retail convergence strategy.

     The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, make acquisitions, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $385.3 as of October 22, 2000 and $133.4 as of January 23, 2000.

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

   There were 44 and 41 properties financed through the Lease Facility, with a financed value of $173.5 million and $162.9 million, as of October 22, 2000 and January 23, 2000, respectively. Management believes that the rental payments for properties financed through the lease facility may be lower than those which the Company could obtain elsewhere due to, among other factors,
(i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact the rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

     During October 2000, temporary financing was provided for four of the properties previously financed under the Lease Facility, totaling approximately $13.8 million, in order to provide capacity under the Lease Facility. The temporary financing facility expires on January 25, 2000, with options to extend the term for up to an additional 90 days with the consent of the lender. The Company's intent is to obtain permanent financing prior to the expiration of the temporary facility for properties having a value of at least $13.8 million. If such permanent financing is not obtained, the Company would be obligated under the applicable leases and lease guaranties to purchase the properties for an amount equal to the payments required to repay the amount of the temporary financing plus 12% of the original cost of the properties.

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

   The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $65.8 million of its common stock as of October 22, 2000. During the 39 weeks ended October 22, 2000, the Company repurchased $7.2 million of its common stock.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company's Form 10-K Annual Report for the fiscal year ended January 23, 2000, and its Form 10-Q quarterly reports describe pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. There have not been any significant developments in these matters since the filing of the Company's Form 10-Q Report for the quarter ended July 23, 2000, except as follows:

   The plaintiffs in the litigation instituted by the American Booksellers Association (ABA) and 26 independent bookstores in the United States District Court for the Northern District of California against the Company and Barnes & Noble, have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 and approximately $3.3 million (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 million and approximately $9.5 million with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation.

   An Amended Complaint has been filed in the action relating to overtime pay initially brought by two former employees, Marissa Everett and Terry Blagsvedt, in the Superior Court of California. The Amended Complaint was filed by four named plaintiffs, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the State of California at any time between April 10, 1996 and the present. The Amended Complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The Company intends to vigorously defend the action, including again contesting the certification of the action as a class action.

   On October 10, 2000, Edward Michael O'Brien and Saviorg Corporation, as pro se litigants, instituted an action in the United States District Court for the Central District of California against Time Warner, Inc. ("Time Warner"), Warner Music Group ("Warner Music"), Warner-Electra-Atlantic Corporation ("Warner-Electra"), Warner Bros. Records, Inc. ("Warner Bros."), Atlantic Recording Corp. ("Atlantic"), Elektra Entertainment Group, Inc. ("Elektra Entertainment"), Rhino Entertainment Company ("Rhino"), Wal-Mart Stores, Inc. ("Wal-Mart"), K-Mart Corporation ("K-Mart"), the Company and Morning Glory Music ("Morning Glory"). The Complaint, which contains allegations similar to those made in the Markowitz action described in the Company's Form 10-Q Report for the quarter ended April 23, 2000, alleges that Warner Music, Warner-Electra, Warner
   Bros., Atlantic, Elektra Entertainment, Rhino, Wal-Mart, the Company and Morning Glory conspired with defendant Time Warner to implement and maintain Time Warner's minimum advertised pricing policies, and that those agreements were in restraint of trade and illegally fixed, raised, maintained and/or stabilized, at artificial noncompetitive levels, prices for prerecorded music products, including compact disks, cassettes and albums. The Complaint asserts that as a result of these alleged agreements, plaintiffs "and other consumers" were overcharged by defendants for the prerecorded music products they purchased. The Complaint further alleges that the purported agreements constituted illegal monopoly power, illegal tying and price-fixing and violated Sections 1 and 2 of the Sherman Antitrust Act, Section 3 of the Clayton Act and certain sections of the California Business and Professions Code. Plaintiffs seek treble damages, attorneys' fees, costs and disbursements and such further relief as the court may deem just and proper. The Company denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

Exhibits:

(a)   Exhibits:

27.0  Financial Data Schedule.

99.1  Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(b)   Reports on Form 8-K:

      During the 13 week period ended October 22, 2000, one report was filed on Form 8-K under Item 5 - Other Events. This report stated that the Company had appointed a new auditing firm.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              BORDERS GROUP, INC.
                                  (Registrant)




Date: December 5, 2000                    By:       /s/
                                             ---------------------------
                                             Edward W. Wilhelm
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)