Form 10-Q/A
period 2000-10-22
BORDERS GROUP INC
filed 2000-12-14
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - Q/A
                                 Amendment No. 1
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 22, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to     .
                                                 -----  -----
                        Commission file number 1-13740
                                               -------
                            BORDERS GROUP, INC.
                            -------------------
              (Exact name of registrant as specified in its charter)

           MICHIGAN                              38-3196915
           --------                              ----------
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
Yes     X         No
   -----------      -----------

                Title of Class          Shares Outstanding As of
                --------------            November 28, 2000
                 Common Stock             -----------------
                                             78,611,784

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

    In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and prejudgement interest on any amounts awarded in the action, as well as attorney fees and costs. The plaintiffs have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 and approximately $3.3 (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 and approximately $6.4 with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation. The trial is scheduled for April 9, 2001. The Company intends to vigorously defend the action.

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

    The plaintiffs in the litigation instituted by the American Booksellers Association (ABA) and 26 independent bookstores in the United States District Court for the Northern District of California against the Company and Barnes & Noble, have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 and approximately $3.3 million (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 million and approximately $6.4 million with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a) Exhibits:

       10.40  Temporary Lease Facility Agreement with Keybank National
              Association.

       10.41  Form of Lease Guaranty Related to Temporary Lease Facility
              Agreement.

       10.42 Form of Lease Agreement Related to Temporary Lease Facility Agreement and Form of Related Lease Appendix.

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

                               BORDERS GROUP, INC.
                                  (REGISTRANT)




Date:   December 13, 2000                   By: /s/ Edward W. Wilhelm
                                               ---------------------------------
                                                Edward W. Wilhelm
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                 Exhibit Index


Exhibit No.            Description
-----------            -----------
10.40                  Temporary Lease Facility Agreement with Keybank
                       National Association.

10.41                  Form of Lease Guaranty Related to Temporary Lease
                       Facility Agreement.

10.42                  Form of Lease Agreement Related to Temporary Lease
                       Facility Agreement and Form of Related Lease Appendix.
