Form 10-K
period 2001-01-28
BORDERS GROUP INC
filed 2001-04-24
CIK 940510

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

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 2001

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-13740
                            ------------------------

                              BORDERS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MICHIGAN                                      38-3294588
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    100 PHOENIX DRIVE, ANN ARBOR, MICHIGAN                         48108
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,258,879,925 BASED UPON THE CLOSING MARKET PRICE OF $16.50 PER SHARE OF COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS OF MARCH 22, 2001.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 22, 2001: 79,944,489

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE MAY 17, 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                THE EXHIBIT INDEX IS LOCATED ON PAGE 50 HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BORDERS GROUP, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   19
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   41
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   45
Item 13.  Certain Relationships and Related Party Transactions........   45
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   46

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Walden), Books etc., and others is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 28, 2001, the Company operated 349 superstores primarily under the Borders name, including nine in the United Kingdom, two in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 869 mall-based and other bookstores primarily under the Waldenbooks name and 31 bookstores under the Books etc. name in the United Kingdom. The Company is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com.

BORDERS

     Borders is a premier operator of book and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company's strategy is to continue its growth and increase its profitability through the ongoing expansion of its Borders book and music superstore operations, both domestic and international. In 2000, the Company opened 44 new Borders book and music superstores. Borders superstore operations achieved annual growth in net sales and net income for the year ended January 28, 2001 of 14.1% and 13.3% respectively. Borders superstores achieved average sales per square foot of $255 and average sales per superstore of $6.7 million in 2000, each of which the Company believes to be higher than the comparable figures of any publicly reporting book superstore operator. Borders superstores achieved compound annual growth in net sales for the three years ended January 28, 2001, and January 23, 2000, of 18.0% and 23.0%, respectively.

     Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 140,000 book titles, ranging from 85,000 titles to 170,000 titles, across numerous categories, including many hard-to-find titles. As of January 28, 2001, 321 of the 335 Borders superstores were in a book and music format, which also features an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes and digital video discs, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 40,000 titles of music, 5,500 titles of videotapes and 1,400 titles of digital video discs.

     Borders superstores average 24,500 square feet in size, including approximately 5,000 square feet devoted to music, approximately 600 square feet devoted to videos and digital video discs and approximately 1,400 square feet devoted to a cafe. Stores opened in fiscal 2000 averaged 25,200 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

     The number of Borders domestic stores located in each state and the District of Columbia as of January 28, 2001 are listed below:

                                    NUMBER OF
              STATE                  STORES
              -----                 ---------
Alaska............................      1
Arizona...........................      7
California........................     50
Colorado..........................      8
Connecticut.......................      5
District of Columbia..............      3
Delaware..........................      2
Florida...........................     22
Georgia...........................     13
Hawaii............................      6
Iowa..............................      2
Idaho.............................      1
Illinois..........................     21
Indiana...........................      7
Kansas............................      5
Louisiana.........................      1
Massachusetts.....................     11
Maryland..........................      9
Maine.............................      2
Michigan..........................     15
Minnesota.........................      5
Missouri..........................      4

                                    NUMBER OF
              STATE                  STORES
              -----                 ---------
North Carolina....................      6
Nebraska..........................      2
New Hampshire.....................      3
New Jersey........................     10
New Mexico........................      2
Nevada............................      4
New York..........................     17
Ohio..............................     16
Oklahoma..........................      4
Oregon............................      6
Pennsylvania......................     18
Rhode Island......................      2
South Dakota......................      1
Tennessee.........................      4
Texas.............................     15
Utah..............................      3
Virginia..........................     10
Vermont...........................      1
Washington........................      6
Wisconsin.........................      4
West Virginia.....................      1

WALDEN

     Walden is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals, and a standard selection of other titles. Walden generates cash flow that the Company plans to use toward financing the Company's growth initiatives. Walden had sales for the year ended January 28, 2001 of $944.3 million, and generated net income of $40.2 million. Walden achieved average sales per square foot of $269 and average sales per store of $1.1 million for 2000, both of which are higher than its closest competitor. Walden stores average approximately 3,500 square feet in size and typically carry between 15,000 and 40,000 titles.

     Walden operates one of the longest-running customer loyalty programs in the nation, the Preferred Reader Program. The lessons learned via this program are helping the Company to develop customer loyalty programs across its other business channels.

     The number of Waldenbooks stores located in each state and the District of Columbia as of January 28, 2001 are listed below:

                                      NUMBER OF
              STATE                    STORES
              -----                   ---------
Alaska............................        6
Alabama...........................        6
Arkansas..........................        8
Arizona...........................       11
California........................       70
Colorado..........................       14
Connecticut.......................       14
District of Columbia..............        2
Delaware..........................        3
Florida...........................       50
Georgia...........................       25
Hawaii............................       12
Iowa..............................       13
Idaho.............................        4
Illinois..........................       40
Indiana...........................       20
Kansas............................        8
Kentucky..........................       12
Louisiana.........................       10
Massachusetts.....................       27
Maryland..........................       23
Maine.............................        2
Michigan..........................       27
Minnesota.........................        8
Missouri..........................       19
Mississippi.......................        7

                                      NUMBER OF
              STATE                    STORES
              -----                   ---------
Montana...........................        4
North Carolina....................       31
North Dakota......................        3
Nebraska..........................        5
New Hampshire.....................        5
New Jersey........................       26
New Mexico........................        5
Nevada............................        4
New York..........................       47
Ohio..............................       42
Oklahoma..........................       13
Oregon............................       10
Pennsylvania......................       54
Rhode Island......................        5
South Carolina....................       14
South Dakota......................        2
Tennessee.........................       16
Texas.............................       59
Utah..............................        4
Virginia..........................       31
Vermont...........................        4
Washington........................       17
Wisconsin.........................       16
West Virginia.....................        9
Wyoming...........................        2

     In March 1999, Walden acquired for cash the stock of All Wound Up (AWU) for a purchase price of $19.7 million. AWU operates kiosks, most of which are seasonal, which sell interactive toys and other novelty merchandise. The acquisition has been accounted for under the purchase method.

     In January 2001, the Company adopted a plan to discontinue operations of AWU. Accordingly, the operating results of AWU have been segregated from continuing operations.

INTERNATIONAL

     Borders international initiative began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, Borders has expanded its international operations to establish a presence on four continents. The Company opened five international superstores in 2000, and as of January 28, 2001, operated nine superstores in the United Kingdom, two in Australia, and one each in Singapore, New Zealand, and Puerto Rico.

     International superstores range between 16,000 and 40,000 square feet in size. International superstores tend to be multi-level facilities located in older buildings in urban locations. The Company believes it has a competitive advantage due to the depth of Borders' system-driven assortment and level of service which currently does not exist in the international marketplace. In 2000, international sales increased 30% to $219.2 million. Currently, five of the top ten highest volume Borders superstores are international stores.

     In February 2000, Borders opened its first bilingual superstore in San Juan, Puerto Rico. This is a significant step for the Company in advancing the Company's global growth strategy, as well as helping Borders build its domestic Spanish language book and music assortment.

     Books etc. operated 31 stores in the United Kingdom as of January 28, 2001, all of which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores generally range from 2,000 to 5,000 square feet in size, with the largest being 8,000 square feet, and the smallest being 650 square feet.

BORDERS.COM

     The Company operates an Internet commerce site, Borders.com. This site offers customers over 700,000 titles of book, music and video items in stock and ready for immediate shipping.

     Borders.com is a part of the Company's retail convergence strategy. The Company's retail convergence strategy is to enhance the shopping experience by offering products to customers in a variety of channels, whether it be retail stores, the Internet, or special orders. The Company's rollout of Title Sleuth in 2000 is a component of this convergence. Title Sleuth is a free-standing computer kiosk based on Web technology that helps customers locate titles within the store.

     On April 11, 2001, the Company announced an agreement with Amazon.com, Inc. to re-launch Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com will be the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site. Borders.com will continue operation in its current format until the launch of the co-branded site planned in August 2001.

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

     The Company utilizes four distribution centers located in Harrisburg, Pennsylvania, Indianapolis, Indiana, Columbus, Ohio and Nashville, Tennessee that provide exclusive service to Borders' stores and one distribution center, also in Nashville, that services Walden stores exclusively. The Company also utilized a distribution center in Columbus that serviced the All Wound Up seasonal kiosk operations in fiscal 2000. The distribution center in Columbus closed in 2001 due to the discontinuance of operations of All Wound Up. In addition, the Company has two distribution facilities in Mira Loma, California and Ann Arbor, Michigan that service both Borders and Walden. Three international distribution centers located in the United Kingdom, Australia, and Singapore support the Company's growing international business.

     The Company has a state-of-the-art 200,000 square-foot fulfillment center in La Vergne, Tennessee that supports Borders.com and Borders and Walden stores. This facility has over 700,000 titles of books, music and videos in stock and available for immediate shipping. In addition to serving Borders.com customers, the fulfillment center also provides delivery services for store-originated special orders, institutional orders, and call center orders, with the capability to ship direct to the customer or the store.

     The Company announced an agreement on March 15, 2001, with Ingram Book Group to make Ingram the primary provider of book fulfillment services for Borders Group's special order sales. The transaction includes the sale to Ingram of a large percentage of the book inventory housed in the Company's fulfillment center in La Vergne, Tennessee, which currently handles the function to be assumed by Ingram. Upon completion of the transition, Ingram will fulfill book special orders for Borders and Walden stores. The Company plans to keep the La Vergne facility open as the Company realigns its distribution assets. The facility will use the additional processing capacity resulting from the Ingram agreement to support other products and retail store growth. See Note 14 -- Subsequent Event in the Notes to Consolidated Financial Statements.

     Pursuant to the agreement with Amazon.com, Inc. as discussed above, Amazon.com, Inc. will assume the fulfillment of online orders upon the transition to a co-branded site planned in August 2001.

     In general, books can be returned to their publishers at cost. Borders and Walden stores return books to the Company's centralized returns center in Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and videos to its vendors at cost plus an additional fee to cover handling and processing costs.

COMPETITION

     The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Walden compete with each other, as well as other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Walden may face additional competition from other categories of retailers entering the retail book market.

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

     The Internet has emerged as a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is highly competitive. Competitors on the Internet include Amazon.com, barnesandnoble.com, and others. In addition, the Company faces competition from companies engaged in the business of selling books and music products via electronic means.

EMPLOYEES

     As of January 28, 2001, the Company had a total of approximately 17,000 full-time employees and approximately 13,000 part-time employees. When hiring new employees, the Company considers a number of factors, including education and experience, personality and orientation towards customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with its employees are generally excellent. None of the employees of the Company are represented by unions except that the employees of two Borders stores have set dates in May 2001 to vote on whether or not they will be represented by unions.

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

SEASONALITY

     The Company's business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During 2000, 36.4% of the Company's sales and 96% of the Company's operating income were generated in the fourth quarter. The Company's results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company's financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality".

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

     Lease Guaranty Agreement. Borders' leases for 30 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart, on either a full or limited basis. Limited guarantees generally provide for the release of Kmart's guarantee upon satisfaction by Borders of certain financial requirements specified in the guarantee. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO (the "Lease Guaranty Agreement"), until termination of all of the lease guarantees, except during such time as the Company achieves and maintains the investment grade status specified in the Lease Guaranty Agreement, the Company will be subject to certain covenants and restrictive covenants under the Lease Guaranty Agreement including restrictions on indebtedness, dividends, mergers and certain liens.

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

     The Company and Borders have entered into an agreement with Kmart pursuant to which (i) the Company and Borders have agreed to take certain actions in order to secure the release of up to 30 Kmart lease guarantees (including by providing substitute lease guarantees from the Company in certain cases and by assigning certain Borders' leases to Walden), and (ii) Kmart has agreed that, if the Company and Borders are successful in their efforts to obtain the release of at least three out of a group of 10 designated Kmart lease guarantees and certain other conditions are satisfied, then the Lease Guaranty Agreement will be amended to eliminate most of the restrictions described above which are imposed on the Company by the Lease Guaranty Agreement. There can be no assurance that the Company and Borders will be successful in such efforts or that the Lease Guaranty Agreement will be amended.

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

ITEM 2. PROPERTIES

     Borders leases all of its stores. Borders' store leases have an average initial term of 15 to 20 years with several five-year renewal options. At January 28, 2001, the average unexpired term under Borders' existing store leases was 13 years prior to the exercise of any options.

     Walden leases all of its stores. Walden's store leases generally have an initial term of 10 years. At present, the average unexpired term under Walden's existing store leases is approximately 3.8 years. The expiration of Walden's mall-based bookstore leases for its bookstores open as of January 28, 2001 expire as follows:

           LEASE TERMS TO EXPIRE DURING 12 MONTHS              NUMBER OF
               ENDING ON OR ABOUT JANUARY 31                  MALL STORES
           --------------------------------------             -----------
2001........................................................          192
2002........................................................          127
2003........................................................          112
2004........................................................          110
2005........................................................           79
2006 and later..............................................          249

     Books etc. operated 31 stores in the United Kingdom as of January 28, 2001. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is
12.3 years.

     The Company has leased a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

ITEM 3. LEGAL PROCEEDINGS

     In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994, until the action is completed and prejudgment interest on any amounts awarded in the action, as well as attorney fees and costs. The plaintiffs have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 million and approximately $3.3 million (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 million and approximately $6.4 million with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, 2000, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation. On March 19, 2001, the court dismissed all of the damage claims of the plaintiffs. The trial of the remaining claims began on April 9, 2001, and on April 19, 2001, the parties settled the litigation.

     Under the terms of the Settlement Agreement, the Company and Barnes & Noble, Inc. will each pay $2.35 million to the ABA as partial reimbursement for its legal fees. The Settlement Agreement does not impose any restrictions on the Company's business practices. The plaintiffs have released all claims against the Company up to the date of the settlement relating to matters asserted in the litigation, and have agreed not to sue the Company for three years over any practices that were the subject of the litigation.

     In August 1998, the Intimate Bookshop, Inc. ("Intimate") instituted an action against the Company and Barnes & Noble, Inc. in the United States District Court for the Southern District of New York, and, in December, 2000 and Lucky, Inc. instituted an action against Waldenbooks and Barnes & Noble, Inc. in the United States District for the District of Montana, Great Falls Division. Both of these actions contain allegations and claims similar to those contained in the ABA litigation described above. The Intimate Amended Complaint alleges that Intimate has suffered $11.3 million or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. The Lucky, Inc. Amended Complaint alleges that the plaintiffs have suffered more than $75,000 in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other specified relief. The Company intends to vigorously defend these actions.

     In April 2000, two former employees, Marissa Everett and Terry Blagsvedt, instituted an action against Borders in the Superior Court of California for the County of San Francisco. The Amended Complaint in the action was filed by four plaintiffs, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present. The Amended Complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

     On May 31, 2000, Keith Markowitz instituted an action in the United States District Court for the Eastern District of Pennsylvania as a purported class action against Sony Music Entertainment Inc. ("Sony"), Warner-Elektra-Atlantic Corporation ("WEA"), EMI Music Distribution ("EMI"), BMG Music ("BMG"), Universal Music & Video Corp. ("UMVD"), WalMart Stores, Inc., ("WalMart") and Borders, Inc., ("Borders", a subsidiary of the Company). The purported Plaintiff Class is composed of all similarly situated purchasers who since May 31, 1996 (the "Class Period") purchased compact discs of prerecorded music distributed and/or manufactured by defendants. WalMart and Borders are named as defendants individually and as representatives of a purported Defendant Class consisting of all retailers and other distributors of compact discs produced by defendants Sony, WEA, EMI, BMG, and UMVD during the Class Period, and who conspired with Sony, WEA, EMI, BMG, and/or UMVD to carry out the unlawful conduct alleged in the complaint. The complaint alleges that Sony, WEA, EMI, BMG, and UMVD each had agreements with retailers setting out minimum advertised price policies and the benefits conferred on retailers for adhering to such policy, and that such agreements amounted to vertical agreements in restraint of trade fixing a minimum price for prerecorded music products, including CDs. The complaint further alleges that the alleged agreements violated of the Sherman Anti-Trust Act and caused the plaintiffs to pay supra-competitive prices for the CDs they purchased. Plaintiffs seek a permanent injunction, treble damages, attorneys' fees, costs and disbursements, pre- and post-judgment interest and such other relief as the court may deem as appropriate.

     Subsequent to the filing of the Markowitz case a number of other cases were filed in other federal district courts. None of the other cases named Borders as a defendant and all were transferred for pretrial purposes pursuant to the Multi-District Litigation procedure to the United States District Court for the District of Maine. Pursuant to that procedure the cases were consolidated under the caption, "In re Compact Disc Minimum Advertised Price Antitrust Litigation," and a consolidated complaint was filed. This consolidated complaint did not name Borders as a party to the suit. Thus, the Company's involvement in the case is limited to that of a witness against whom no liability or damages can attach.

     On October 10, 2000, Edward Michael O'Brien and Saviorg Corporation, as pro se litigants, instituted an action in the United States District Court for the Central District of California against Time Warner, Inc., Warner Music Group, Warner-Electra-Atlantic Corporation, Warner Bros. Records, Inc, Atlantic Recording Corp., Elektra Entertainment Group, Inc., Rhino Entertainment Company, WalMart Stores, Inc., K-Mart Corporation, the Company and Morning Glory Music. The Complaint contains allegations similar to those made in the Markowitz action described above, and also alleges other violations of California and federal laws. Plaintiffs seek treble damages, attorneys' fees, costs and disbursements and such further relief as the court may deem just and proper. The complaint was dismissed and the dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In the meantime, Mr. O'Brien, alone, filed another suit, making essentially the same allegations. Efforts to dismiss the complaint are underway. The Company denies the allegations of wrongdoing and intends to vigorously defend this litigation.

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

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL QUARTER 1999
  First Quarter.............................................    $20.25    $13.56
  Second Quarter............................................    $17.50    $14.25
  Third Quarter.............................................    $14.69    $11.88
  Fourth Quarter............................................    $17.88    $12.25
FISCAL QUARTER 2000
  First Quarter.............................................    $17.25    $11.19
  Second Quarter............................................    $18.50    $13.38
  Third Quarter.............................................    $14.44    $12.56
  Fourth Quarter............................................    $13.94    $11.38

     The Common Stock is traded on the New York Stock Exchange.

     As of March 22, 2001, the Common Stock was held by 4,163 holders of record.

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

     On January 29, 2001, the Company issued to Robert DiRomualdo, Chairman and Director of the Company, options to purchase 53,191 shares of common stock with an exercise price of $12.44 in lieu of salary for fiscal 2001. This transaction involved an offer to Mr. DiRomualdo pursuant to the terms of his Employment Agreement with the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

     On January 29, 2001, the Company issued to George R. Mrkonic, Vice Chairman of the Company, options to purchase 53,191 shares of common stock with an exercise price of $12.44 in lieu of salary for fiscal 2001. This transaction involved an offer to Mr. Mrkonic pursuant to the terms of his Employment Agreement with the Company. Reliance was placed by the Company upon the exemption from registration under Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto.

                                                                       FISCAL YEAR ENDED
                                             ---------------------------------------------------------------------
                                             JANUARY 28,   JANUARY 23,   JANUARY 24,    JANUARY 25,    JANUARY 26,
                                               2001(1)        2000           1999           1998          1997
                                             -----------   -----------   ------------   ------------   -----------
                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Borders Sales..............................   $2,080.3      $1,823.2       $1,521.0       $1,267.4      $  979.1
Waldenbooks Sales..........................      944.3         959.1          948.7          970.0         979.7
International Sales........................      219.2         168.2          120.7           28.6            --
                                              --------      --------       --------       --------      --------
Total Store Sales..........................    3,243.8       2,950.5        2,590.4        2,266.0       1,958.8
Borders.com Sales..........................       27.4          17.9            4.6             --            --
                                              --------      --------       --------       --------      --------
Total Sales................................   $3,271.2      $2,968.4       $2,595.0       $2,266.0      $1,958.8
Operating Income Before Asset Impairments
  and Other Writedowns.....................   $  171.3      $  171.0       $  167.3       $  138.0      $  103.1
Asset Impairments and Other Writedowns.....       36.2            --             --             --            --
                                              --------      --------       --------       --------      --------
Operating Income from Continuing
  Operations...............................   $  135.1      $  171.0       $  167.3       $  138.0      $  103.1
                                              ========      ========       ========       ========      ========
Income from Continuing Operations..........   $   73.8      $   94.0       $   92.1       $   80.2      $   57.9
Discontinued Operations, Net of Tax
  Loss from Operations of All Wound Up.....       10.8           3.7             --             --            --
  Loss on Disposition of All Wound Up......       19.4            --             --             --            --
                                              --------      --------       --------       --------      --------
Net Income.................................   $   43.6      $   90.3       $   92.1       $   80.2      $   57.9
                                              ========      ========       ========       ========      ========
Diluted Earnings Per Common Share..........   $   0.54      $   1.13       $   1.12       $   0.98      $   0.70
Diluted Earnings Per Common Share from
  Continuing Operations....................   $   0.92      $   1.17       $   1.12       $   0.98      $   0.70
Diluted Earnings Per Common Share Before
  Asset Impairments and Other Writedowns
  and Discontinued Operations..............   $   1.21      $   1.17       $   1.12       $   0.98      $   0.70
BALANCE SHEET DATA
Working Capital............................   $  217.2      $  170.3       $  144.5       $  137.0      $  225.1
Total Assets...............................   $2,047.1      $1,914.8       $1,766.6       $1,534.9      $1,211.0
Short-Term Borrowings......................   $  143.5      $  133.4       $  131.9       $  122.5      $   30.0
Long-Term Debt and Capital Lease
  Obligations, Including Current Portion...   $   15.8      $   18.8       $    8.5       $   10.0      $    6.7
Shares Subject to Repurchase...............   $     --      $     --       $     --       $     --      $   34.1
Stockholders' Equity.......................   $  846.5      $  802.6       $  715.1       $  598.1      $  511.4

-------------------------
(1) The Company's 2000 fiscal year consisted of 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Borders Group, Inc. (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 28, 2001, the Company operated 349 superstores primarily under the Borders name, including nine in the United Kingdom, two in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 869 mall-based and other bookstores primarily under the Waldenbooks name, and 31 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com.

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

     The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2000 consisted of 53 weeks and ended on January 28, 2001. Fiscal 1999 and 1998 consisted of 52 weeks and ended on January 23, 2000, and January 24, 1999, respectively. References herein to years are to the Company's fiscal years.

RESULTS OF OPERATIONS

     The following table presents the Company's consolidated statement of operations data, as a percentage of sales, for the three most recent fiscal years.

                                                                 JAN. 28,       JAN. 23,       JAN. 24,
                                                                   2001           2000           1999
                                                                 --------       --------       --------
RESULTS OF OPERATIONS
Sales.......................................................       100.0%         100.0%         100.0%
Cost of merchandise sold (includes occupancy)...............        72.0           71.7           71.7
                                                                   -----          -----          -----
Gross margin................................................        28.0           28.3           28.3
Selling, general and administrative expenses................        22.5           22.1           21.5
Pre-opening expense.........................................         0.2            0.3            0.3
Goodwill amortization.......................................         0.1            0.1            0.1
                                                                   -----          -----          -----
Operating income before asset impairments and other
  writedowns................................................         5.2            5.8            6.4
Asset impairments and other writedowns......................         1.1             --             --
                                                                   -----          -----          -----
Operating income............................................         4.1            5.8            6.4
Interest expense............................................         0.4            0.6            0.6
                                                                   -----          -----          -----
Income before income tax....................................         3.7            5.2            5.8
Income tax..................................................         1.4            2.0            2.3
                                                                   -----          -----          -----
Income from continuing operations...........................         2.3            3.2            3.5
Discontinued operations, net of tax:
Loss from operations of All Wound Up........................         0.4            0.2             --
Loss on disposition of All Wound Up.........................         0.6             --             --
                                                                   -----          -----          -----
Net Income..................................................         1.3%           3.0%           3.5%
                                                                   =====          =====          =====

CONSOLIDATED RESULTS

     Consolidated sales increases in fiscal 2000 and 1999 resulted primarily from the opening of new Borders superstores and increases in comparable store sales for Borders superstores.

     Consolidated gross margin decreased as a percentage of sales in 2000, but was flat in 1999. The decrease in 2000 was driven by lower gross margin percentages for both the Borders and Waldenbooks segments. Among the reasons for the decrease in gross margin percentage of Borders was a change in sales mix to lower-margin items. The decrease in gross margin percentage of Waldenbooks was due to its fixed expenses (primarily store occupancy expenses) being spread over a smaller store base and lower sales volume in 2000 compared to 1999.

     Consolidated selling, general and administrative expenses increased in 2000 and 1999 primarily due to continued spending on the Company's strategic initiatives, primarily international superstores and web-based convergence initiatives. The 1999 increase also included a $5.5 million pre-tax charge related to the resignation of the Company's former Chief Executive Officer.

     In the fourth quarter of fiscal 2000, the Company took a pre-tax charge of $36.2 million related to the impairment of certain long-lived assets and other writedowns. The carrying value of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected discounted future cash flows. The charge taken in 2000 primarily consisted of $17.7 million for computer hardware and software of Borders.com and $12.5 million for leasehold improvements and furniture and fixtures primarily related to 103 underperforming Walden stores. The remainder of the charge related to employee severance, the costs of certain lease obligations for redundant headquarter buildings, and the write-off of certain equity investments.

     Interest expense decreased as a percentage of sales in 2000 as a result of lower consolidated borrowing levels and was flat in 1999.

     The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company's effective tax rate was 39.4% in 2000, as compared to 39.1% in 1999. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions. In 1998, the effective tax rate was 39.0%.

     In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. The discontinuance and closure of All Wound Up resulted in an after-tax charge of $19.4 million in the fourth quarter of fiscal 2000, and is reflected in the Consolidated Statements of Operations as a discontinued operation. The charge was substantially non-cash and related primarily to the writeoff of goodwill, inventory and fixed assets.

     The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts approximate 2% of total inventory.

SEGMENT RESULTS

     The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, online retailing through Borders.com, and other (consisting of interest expense and certain corporate governance costs). See Note 13 of the Notes to Consolidated Financial Statements for further information relating to these segments.

BORDERS                                                         2000        1999        1998
-------                                                         ----        ----        ----
(DOLLAR AMOUNTS IN MILLIONS)
Sales.......................................................  $2,080.3    $1,823.2    $1,521.0
Net income..................................................  $   82.6    $   72.9    $   52.1
Net income as % of sales....................................       4.0%        4.0%        3.4%
Depreciation and amortization expense.......................  $   52.9    $   47.3    $   42.3
Interest expense............................................  $   12.8    $   16.4    $   16.5
Store openings..............................................        44          46          43
Store count.................................................       335         291         245

     The increases in Borders sales for 2000 and 1999 are primarily the result of new store openings and comparable store sales increases. Borders opened 44 and 46 new stores in 2000 and 1999, respectively, and experienced comparable store sales increases of 2.3% and 5.4% in 2000 and 1999, respectively.

     Net income for 2000 and 1999 increased primarily due to store openings and Borders' ability to leverage fixed costs over a larger sales base. As a percentage of sales, net income for 2000 was flat with 1999 despite a decrease in gross margin percentage and an increase in non-payroll store expenses as a percentage of sales. The decrease in gross margin as a percentage of sales was due to a change in sales mix to DVDs and new-release music, a slight increase in promotional costs, and less leverage of store occupancy costs resulting from lower comparable store sales. Non-payroll store expenses as a percentage of sales increased due to lower comparable store sales increases. These items were offset by lower store payroll costs as a percentage of sales. Net income as a percentage of sales for 1999 was greater than 1998 primarily due to an increase in gross margin percentage resulting from improved shrinkage control and merchandise mix.

     Depreciation and amortization expense increased in 2000 and 1999 as a result of the depreciation expense recognized on new stores' capital expenditures.

     Interest expense decreased in 2000 and 1999 due to lower average borrowing levels.

WALDENBOOKS                                                    2000      1999      1998
-----------                                                    ----      ----      ----
Sales.......................................................  $944.3    $959.1    $948.7
Net income..................................................  $ 40.2    $ 55.5    $ 61.0
Net income as % of sales....................................     4.3%      5.8%      6.4%
Depreciation expense........................................  $ 25.8    $ 23.9    $ 18.8
Interest income.............................................  $ 26.2    $ 22.3    $ 18.9
Store Openings..............................................      11        39        16
Store Closings..............................................      46        35        39
Store Count.................................................     869       904       900

     The decrease in Waldenbooks sales in 2000 is primarily the result of the decrease in store count during the year, coupled with a comparable store sales decrease of 2.9%. The increase in sales in 1999 is primarily the result of an increase in store count during the year, coupled with a comparable store sales increase of 0.7%.

     Net income decreased in 2000 primarily as a result of decreased sales and a $7.8 million after-tax asset impairment charge primarily related to 103 underperforming stores. Net income in 1999 decreased due to a lower gross margin resulting from increased store occupancy expenses. As a percentage of sales, net income for 2000 decreased primarily due to the asset impairment charge and a decrease in gross margin percentage. This was due to increased promotional costs as a percentage of sales, and higher distribution and store occupancy costs as a percentage of sales resulting from the smaller store base and lower sales volume. Net income and net income as a percentage of sales decreased in 1999 primarily due to a lower gross margin percentage resulting from a change in sales mix to lower-margin, best-seller merchandise and increased store occupancy expenses.

     Depreciation expense increased in 2000 and 1999 as a result of the depreciation expense recognized on new stores' and refurbished stores' capital.

     Interest income increased in 2000 and 1999 as a result of Waldenbooks' continued positive cash flow in the years presented.

INTERNATIONAL                                                  2000      1999      1998
-------------                                                  ----      ----      ----
Sales.......................................................  $219.2    $168.2    $120.7
Net loss....................................................  $ 10.2    $  7.9    $  3.2
Net loss as % of sales......................................     4.7%      4.7%      2.7%
Depreciation expense........................................  $  8.8    $  6.5    $  3.5
Interest expense............................................  $ 12.4    $  8.9    $  7.4
Superstore Store Openings...................................       5         4         4
Superstore Store Count......................................      14         9         5
Books etc. Store Openings...................................       6         2         4
Books etc. Store Closings...................................       2         1         1
Books etc. Store Count......................................      31        27        26

     The increases in International sales for 2000 and 1999 are primarily the result of new superstore openings and comparable store sales increases. In 2000, the Company opened three additional stores in the United Kingdom, one additional store in Australia, and the Company's first store in Puerto Rico. In 1999, three stores were opened in the United Kingdom, as well as the Company's first store in New Zealand.

     Net loss for 2000 increased as a result of higher depreciation and interest expense, partially offset by increased operating income generated from the maturation of the prior years' store base. Net loss for 2000 as a percentage of sales remained flat to the prior year. The addition of four new stores in 1999, nearly doubling the superstore count, led to an increased net loss from the prior year. Similar factors led to the change in net loss as a percentage of sales for 1999.

     Depreciation and amortization expense increased in 2000 and 1999 as a result of the depreciation expense recognized on new stores' capital expenditures.

     Interest expense increased in 2000 and 1999 due to higher average borrowing levels necessary to finance investments in new stores.

     Foreign currency transaction gains (losses) were $(0.8) million, $0.2 million, and $0.3 million in 2000, 1999, and 1998, respectively.

BORDERS.COM                                                    2000     1999      1998
-----------                                                    ----     ----      ----
Sales.......................................................  $ 27.4    $17.9    $  4.6
Net loss....................................................  $ 29.7    $17.2    $ 10.5
Net loss as % of sales......................................   108.4%    96.1%    228.3%
Depreciation expense........................................  $  7.8    $ 5.5    $  1.9
Interest expense............................................  $  5.8    $ 4.4    $  2.7

     Borders.com began operations in fiscal 1998. Sales increased 53.1% and 289.1% in 2000 and 1999 respectively.

     Net loss for 2000 increased primarily as a result of an $11.3 million after-tax asset impairment charge related to the computer hardware and software at Borders.com. The increased loss in 1999 over 1998 was due to a full year of the site's operating expense versus a partial year in 1998 due to the site's start up in late 1998. The fluctuations in net loss as a percentage of sales are driven by the same factors.

     Depreciation expense increased in 2000 and 1999 as a result of the depreciation expense recognized on the capital expenditures required to develop and operate the site and to fulfill customer orders.

     Interest expense increased in 2000 and 1999 due to higher average borrowing levels necessary to finance the site's development and operation.

OTHER                                                         2000    1999    1998
-----                                                         ----    ----    ----
Net loss....................................................  $9.1    $9.3    $7.3
Interest expense............................................  $8.3    $9.2    $8.5

     Net loss consists of various corporate governance costs and income. The 2000 net loss remained essentially flat with the prior year due to a $3.5 million after-tax charge related to employee severance and the costs of writing off redundant headquarters buildings and certain equity investments. The change in 1999 was primarily due to a $3.4 million after-tax charge related to the resignation of the Company's former Chief Executive Officer. Interest expense represents corporate-level interest costs not charged to the Company's operating segments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of web-based commerce technologies.

     Net cash provided by continuing operations in 2000 was $152.8 million, as compared to $181.3 million in 1999. The current year activity primarily reflects income before non-cash charges for depreciation and amortization offset by cash used for inventories as a result of store expansion at Borders. Inventory net of accounts payable increased primarily due to 49 new Borders stores.

     Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in fiscal 2000 and 1999.

     Net cash used for investing was primarily for capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2000 primarily reflect the opening of 49 new superstores and 11 new Waldenbooks stores. Additional capital spending in 2000 reflected the development and installation of in-store web-based technology and spending on corporate information technology infrastructure. Capital expenditures in 1999 reflect the opening of 50 new superstores and 39 new Waldenbooks stores. Capital expenditures in 1998 reflected the opening of 47 new superstores, 16 new Waldenbooks stores, a new distribution center and expansion of the home office facility.

     Net cash provided by financing in 2000 was $19.5 million, resulting primarily from net borrowings under the Credit Facility and the issuance of common stock under the Company's employee benefit plans. Net cash used for financing in 1999 was $15.0 million, resulting primarily from the repurchase of common stock of $25.4 million, partially offset by the issuance of common stock under the Company's employee benefit plans.

     The Company expects capital expenditures will decrease to approximately $110.0 to $120.0 million in 2001, resulting primarily from fewer domestic store openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information systems streamlining. The Company currently plans to open approximately 25 to 30 domestic Borders superstores, five to seven international stores, and ten new Waldenbooks mall stores in 2001. Average cash requirements for the opening of a domestic prototype Borders books and music superstore are $2.3 million, representing capital expenditures of $1.1 million, inventory requirements, net of related accounts payable, of $1.1 million and $0.1 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

     The Company plans to execute its expansion plans for its Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Lease and Credit Facilities. The Company believes funds generated from operations, borrowings under the Credit Facility and financing through the Lease Facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years. As discussed below, the Credit and Lease Facilities expire in October 2002, but the Company expects to be able to successfully renew the Facilities. The Company believes that its borrowing costs may increase beginning in November 2002, if financial market conditions are unchanged.

     The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $66.8 million. During 2000 and 1999, $9.2 million and $25.4 million of common stock was repurchased, respectively.

     The Company has a $472.8 million multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares.

     The Company has a $175.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above.

     There were 40 properties financed through the Lease Facility, with a financed value of $163.1 million, at January 28, 2001. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal. In October 2000, the Company transferred four properties previously financed under the Lease Facility, with a total financed value of $13.8 million, to a new temporary facility with terms similar to those of the Lease Facility. In February 2001, two of these properties were transferred back to the Lease Facility, and two were permanently financed through operating leases. Also in February 2001, ten additional properties previously financed through the Lease Facility with a total financed value of $44.6 million were permanently financed through operating leases.

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

     LIBOR is the rate upon which the Company's variable rate debt, and its payments under the Lease Facility, are principally based. If LIBOR were to increase 1% for the full year in 2001 as compared to the end of 2000, the Company's after-tax earnings, after considering the effects of its interest rate swap agreements, would decrease $0.7 million based on the Company's expected average outstanding debt, including its indirect borrowings under the Lease Facility, as of January 28, 2001.

     A portion of the Company's operations takes place in foreign jurisdictions, primarily the United Kingdom, Australia, New Zealand and Singapore. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company has generally not used derivative instruments to manage this risk.

SEASONALITY

     The Company's business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the Christmas selling season. The information below excludes discontinued operations and asset impairments and other writedowns.

                                                                    FISCAL 2000 QUARTER ENDED
                                                          ---------------------------------------------
                                                          APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                     -----        ----       -------      -------
SALES...................................................  $679.7      $698.4      $701.0       $1,192.1
Operating income (loss).................................     3.4         3.4        (0.1)         164.6
% of full year:
  Sales.................................................    20.8%       21.4%       21.4%          36.4%
  Operating income......................................     2.0         2.0         0.0           96.0

                                                                    FISCAL 1999 QUARTER ENDED
                                                          ---------------------------------------------
                                                          APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                     -----        ----       -------      -------
SALES...................................................  $617.9      $628.6      $651.1       $1,070.8
Operating income (loss).................................    (2.4)        1.8         5.8          165.8
% of full year:
  Sales.................................................    20.8%       21.2%       21.9%          36.1%
  Operating income......................................    (1.4)        1.1         3.4           96.9

                                                                    FISCAL 1998 QUARTER ENDED
                                                          ---------------------------------------------
                                                          APRIL        JULY       OCTOBER      JANUARY
(DOLLARS IN MILLIONS)                                     -----        ----       -------      -------
SALES...................................................  $545.3      $546.0      $558.3       $  945.4
Operating income........................................     9.0         7.9         3.2          147.2
% of full year:
  Sales.................................................    21.0%       21.1%       21.5%          36.4%
  Operating income......................................     5.4         4.7         1.9           88.0

OTHER MATTERS

Subsequent Event

     Subsequent to the Company's fiscal year-end, the Company entered into an agreement with Ingram Book Group ("Ingram"), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order and online sales. The transaction includes the sale of approximately $12.0 million of the Company's book inventory to Ingram, and will result in an after-tax charge of approximately $15.0 to $20.0 million to be taken in the first quarter of fiscal 2001. This charge is substantially non-cash and is primarily related to the writedown of assets used by the current Company-owned facility to fulfill special order and online sales, including warehouse equipment, hardware and software, and a reduction of recorded inventory.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Operations for the fiscal years
  ended January 28, 2001, January 23, 2000 and January 24,
  1999......................................................   21
Consolidated Balance Sheets as of January 28, 2001 and
  January 23, 2000..........................................   22
Consolidated Statements of Cash Flows for the fiscal years
  ended January 28, 2001, January 23, 2000 and January 24,
  1999......................................................   23
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 28, 2001, January 23, 2000 and
  January 24, 1999..........................................   24
Notes to Consolidated Financial Statements..................   25
Report of Independent Auditors..............................   39

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FISCAL YEAR ENDED
                                                             -----------------------------------------
                                                             JANUARY 28,    JANUARY 23,    JANUARY 24,
                                                                2001           2000           1999
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)                  -----------    -----------    -----------
Sales......................................................   $3,271.2       $2,968.4       $2,595.0
Cost of merchandise sold (includes occupancy)..............    2,354.5        2,127.6        1,859.4
                                                              --------       --------       --------
Gross margin...............................................      916.7          840.8          735.6
Selling, general and administrative expenses...............      736.2          659.2          557.6
Pre-opening expense........................................        6.4            7.8            7.8
Asset impairments and other writedowns.....................       36.2             --             --
Goodwill amortization......................................        2.8            2.8            2.9
                                                              --------       --------       --------
Operating income...........................................      135.1          171.0          167.3
Interest expense...........................................       13.1           16.6           16.2
                                                              --------       --------       --------
Income from continuing operations before income tax........      122.0          154.4          151.1
Income tax provision.......................................       48.2           60.4           59.0
                                                              --------       --------       --------
Income from continuing operations..........................       73.8           94.0           92.1
Discontinued operations (Note 3)
  Loss from operations of All Wound Up, net of income tax
     credits of $7.0 and $2.4..............................       10.8            3.7             --
  Loss on disposition of All Wound Up, net of deferred
     income tax credit of $8.9.............................       19.4             --             --
                                                              --------       --------       --------
Net income.................................................   $   43.6       $   90.3       $   92.1
                                                              ========       ========       ========
Earnings (loss) per common share data (Note 2)
  Diluted earnings (loss) per common share:
     Continuing operations.................................   $   0.92       $   1.17       $   1.12
     Discontinued operations...............................      (0.38)         (0.04)            --
                                                              --------       --------       --------
     Net diluted earnings per common share.................   $   0.54       $   1.13       $   1.12
                                                              ========       ========       ========
  Basic earnings (loss) per common share:
     Continuing operations.................................   $   0.94       $   1.21       $   1.20
     Discontinued operations...............................      (0.38)         (0.05)            --
                                                              --------       --------       --------
     Net basic earnings per common share...................   $   0.56       $   1.16       $   1.20
                                                              ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                  FISCAL YEAR ENDED
                                                              --------------------------
                                                              JANUARY 28,    JANUARY 23,
                                                                 2001           2000
(DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)                    -----------    -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   59.1       $   41.6
  Merchandise inventories...................................    1,201.2        1,077.7
  Accounts receivable and other current assets..............       73.7           68.9
  Deferred income taxes.....................................        1.1           10.0
                                                               --------       --------
     Total Current Assets...................................    1,335.1        1,198.2
Property and equipment, net.................................      562.3          558.2
Other assets................................................       34.2           36.5
Deferred income taxes.......................................       22.3            0.1
Goodwill, net of accumulated amortization of $53.1 and
  $49.5, respectively.......................................       93.2          121.8
                                                               --------       --------
                                                               $2,047.1       $1,914.8
                                                               ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................   $  144.4       $  136.1
  Trade accounts payable....................................      623.6          580.4
  Accrued payroll and other liabilities.....................      256.6          232.2
  Taxes, including income taxes.............................       93.3           79.2
                                                               --------       --------
     Total Current Liabilities..............................    1,117.9        1,027.9
Long-term debt and capital lease obligations................       15.0           16.2
Other long-term liabilities.................................       67.7           68.1
Commitments and contingencies (Note 7)......................         --             --
                                                               --------       --------
     Total Liabilities......................................    1,200.6        1,112.2
                                                               --------       --------
Stockholders' Equity:
  Common stock, 200,000,000 shares authorized; 78,649,501
     and 77,687,829 shares issued and outstanding at January
     28, 2001 and January 23, 2000, respectively............      685.2          679.6
  Deferred compensation and officer receivables.............       (1.0)          (3.9)
  Accumulated other comprehensive income (loss).............       (8.0)           0.2
  Retained earnings.........................................      170.3          126.7
                                                               --------       --------
       Total Stockholders' Equity...........................      846.5          802.6
                                                               --------       --------
                                                               $2,047.1       $1,914.8
                                                               ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                                -----------------------------------------
                                                                JANUARY 28,    JANUARY 23,    JANUARY 24,
                                                                   2001           2000           1999
(DOLLARS IN MILLIONS)                                           -----------    -----------    -----------
Cash Provided by (used for):
Operations
  Income from continuing operations.........................      $  73.8        $  94.0        $  92.1
  Adjustments to reconcile net income to operating cash
     flows:
     Depreciation and amortization..........................         95.3           83.5           66.7
     (Increase) decrease in deferred income taxes...........         (4.6)           7.4           10.2
     Increase (decrease) in other long-term assets and
       liabilities..........................................          6.0            8.2            1.9
     Asset impairments and other writedowns.................         23.0             --             --
  Cash provided by (used for) current assets and current
     liabilities:
     Increase in inventories................................       (136.5)         (50.4)        (140.5)
     Increase (decrease) in accounts payable................         45.0          (29.2)         126.5
     Increase in taxes payable..............................         35.2           60.8            2.9
     Other -- net...........................................         15.6            7.0            6.4
                                                                  -------        -------        -------
     Net cash provided by continuing operations.............        152.8          181.3          166.2
     Net cash used for discontinued operations..............        (14.2)          (8.3)            --
                                                                  -------        -------        -------
     Net cash provided by operations........................        138.6          173.0          166.2
                                                                  -------        -------        -------
Investing
  Capital expenditures......................................       (138.7)        (143.5)        (179.8)
  Net investing activities of discontinued operations.......         (2.4)         (15.7)            --
                                                                  -------        -------        -------
     Net cash used for investing............................       (141.1)        (159.2)        (179.8)
                                                                  -------        -------        -------
Financing
  Repayment of long-term debt and capital lease
     obligations............................................         (4.2)          (1.2)          (4.6)
  Increase in capital lease obligations.....................           --            0.5            3.0
  Repayment of debt assumed in acquisition..................           --           (2.0)            --
  Proceeds from construction funding........................           --             --            1.3
  Net funding from credit facility..........................         21.4            1.5            9.4
  Issuance of common stock..................................         11.5           11.6           33.9
  Repurchase of common stock................................         (9.2)         (25.4)         (51.7)
                                                                  -------        -------        -------
     Net cash provided by (used for) financing..............         19.5          (15.0)          (8.7)
                                                                  -------        -------        -------
Effect of exchange rates on cash and equivalents............          0.5             --             --
Net increase (decrease) in cash and equivalents.............         17.5           (1.2)         (22.3)
Cash and equivalents at beginning of year...................         41.6           42.8           65.1
                                                                  -------        -------        -------
Cash and equivalents at end of year.........................      $  59.1        $  41.6        $  42.8
                                                                  =======        =======        =======
Supplemental Cash Flow Disclosures:
  Interest paid.............................................      $  15.8        $  18.0        $  16.2
  Income taxes paid.........................................      $  38.6        $   6.4        $  42.1
  Debt and liabilities assumed in business acquisition......      $    --        $   6.5        $    --

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               DEFERRED      ACCUMULATED      RETAINED
                                          COMMON STOCK       COMPENSATION       OTHER         EARNINGS
                                       -------------------   AND OFFICER    COMPREHENSIVE   (ACCUMULATED
                                         SHARES     AMOUNT   RECEIVABLES    INCOME (LOSS)     DEFICIT)     TOTAL
                                         ------     ------   ------------   -------------   ------------   -----
(DOLLARS IN MILLIONS EXCEPT SHARE AMOUNTS)
Balance at January 25, 1998.........   75,395,998   $661.0      $(6.3)          $(0.9)         $(55.7)     $598.1
                                       ----------   ------      -----           -----          ------      ------
Net income..........................           --       --         --              --            92.1        92.1
Issuance of common stock............    4,171,059     38.3       (6.6)             --              --        31.7
Repurchase and retirement of common
  stock.............................   (1,871,933)   (51.7)        --              --              --       (51.7)
Tax benefit of equity
  compensation......................           --     39.7         --              --              --        39.7
Change in receivables and deferred
  compensation......................           --       --        5.2              --              --         5.2
                                       ----------   ------      -----           -----          ------      ------
Balance at January 24, 1999.........   77,695,124   $687.3      $(7.7)          $(0.9)         $ 36.4      $715.1
                                       ----------   ------      -----           -----          ------      ------
Net income..........................           --       --         --              --            90.3        90.3
Foreign currency translation
  adjustments.......................           --       --         --             1.1              --         1.1
                                                                                                           ------
Comprehensive income................                                                                         91.4
Issuance of common stock............    2,444,055     11.5         --              --              --        11.5
Repurchase and retirement of common
  stock.............................   (2,451,350)   (25.4)        --              --              --       (25.4)
Tax benefit of equity
  compensation......................           --      6.2         --              --              --         6.2
Change in receivables and deferred
  compensation......................           --       --        3.8              --              --         3.8
                                       ----------   ------      -----           -----          ------      ------
Balance at January 23, 2000.........   77,687,829   $679.6      $(3.9)          $ 0.2          $126.7      $802.6
                                       ----------   ------      -----           -----          ------      ------
Net income..........................           --       --         --              --            43.6        43.6
Foreign currency translation
  adjustments.......................           --       --         --            (8.2)             --        (8.2)
                                                                                                           ------
Comprehensive income................                                                                         35.4
Issuance of common stock............    1,596,475     11.5         --              --              --        11.5
Repurchase and retirement of common
  stock.............................     (634,803)    (9.2)        --              --              --        (9.2)
Tax benefit of equity
  compensation......................           --      3.3         --              --              --         3.3
Change in receivables and deferred
  compensation......................           --       --        2.9              --              --         2.9
                                       ----------   ------      -----           -----          ------      ------
Balance at January 28, 2001.........   78,649,501   $685.2      $(1.0)          $(8.0)         $170.3      $846.5
                                       ==========   ======      =====           =====          ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book and music superstores, mall-based bookstores and other bookstores in the United States, United Kingdom, Australia, Singapore, New Zealand and Puerto Rico. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music, and video through the operation of its Internet commerce site, Borders.com. The Company's subsidiaries include Borders, Inc. (Borders), Walden Book Company, Inc. (Walden), Borders
(UK) Limited (formerly Books etc.) and Borders Online, Inc.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year: The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2000 consisted of 53 weeks and ended on January 28, 2001. Fiscal 1999 and 1998 consisted of 52 weeks and ended on January 23, 2000, and January 24, 1999, respectively.

     Foreign Currency and Translation of Foreign Subsidiaries: All assets and liabilities of the Company's foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders' equity and other comprehensive income. The functional currencies of the Companies' foreign operations are the respective local currencies. Foreign currency translation gains/(losses) were $(0.8), $0.2, and $0.3 in 2000, 1999, and 1998, respectively.

     Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

     Inventories: Merchandise inventories are valued on a first-in, first-out
(FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $87.7 and $79.8 as of January 28, 2001, and January 23, 2000, respectively.

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

     During fiscal 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believes that these changes better reflect the useful lives of these assets. The Company accounted for this as a change in estimate; accordingly, the Company will utilize the new depreciable lives prospectively. These changes did not have a material impact on the Company's financial position or results of operations during fiscal 2000 or 1999.

     The carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.

     Goodwill: Goodwill is amortized over 20 to 40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. This methodology is applied separately to each of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

businesses for which the Company has recorded goodwill. In determining the fair value, the median price/earnings (P/E) multiple for similar growth retail companies, or the median earnings before depreciation and amortization, interest and taxes (EBITDA) multiple for mature companies, is calculated based upon actual quoted market prices per share and analysts' consensus earnings estimates for these companies. The applicable multiple is applied to earnings or EBITDA to arrive at an overall fair value of the respective companies. The Company evaluates any indicated impairment as temporary or permanent, and records appropriate charges (if any) to operations for permanent impairments.

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

     Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company's segments except Borders.com, which recognizes revenue upon the shipment of merchandise to customers.

     Pre-Opening and Closing Costs: In fiscal 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires store pre-opening costs to be expensed as incurred. The Company had expensed store pre-opening costs in the first fiscal month of a store's operations. This SOP does not permit restatement of amounts recorded prior to the adoption of the SOP; however, adoption of this SOP did not have a material impact on the Company's financial position, results of operations, or liquidity in fiscal 2000 or fiscal 1999.

     When the decision to close a store is made, the Company provides for the future net lease obligation and other expenses directly related to discontinuance of operations of the store.

     Preferred Reader Program: Walden sells memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. Membership fees are deferred and recognized over the 12-month membership period.

     Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of APB No. 25. See Note 11 for discussion of the pro forma net income calculated under FAS 123.

     New Accounting Guidance: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities (FAS 133), as amended by Statement Nos. 137 and 138, which the Company adopted effective January 29, 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The effect of adopting FAS 133 was not material to the Company's financial position or results of operations.

     Reclassifications: Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 2 -- WEIGHTED-AVERAGE SHARES OUTSTANDING

     Weighted-average shares outstanding are calculated as follows (thousands):

                                                          2000        1999        1998
                                                          ----        ----        ----
Weighted-average common shares outstanding -- basic
  earnings per share.................................    78,374      77,577      76,631
Dilutive effect of employee stock options............     1,914       2,641       5,872
                                                         ------      ------      ------
Weighted-average common shares outstanding--diluted
  earnings per share.................................    80,288      80,218      82,503
                                                         ======      ======      ======

     Unexercised employee stock options to purchase 14.3 million, 10.2 million and 9.1 million common shares as of January 28, 2001, January 23, 2000, and January 24, 1999, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

NOTE 3 -- DISCONTINUED OPERATIONS

     In March 1999, the Company purchased All Wound Up, a seasonal retailer of interactive toys and novelty merchandise for a purchase price of $19.7 (excluding debt repayment), allocated primarily to fixed assets, inventory, and goodwill. The acquisition has been accounted for as a purchase.

     In January 2001, the Company adopted a plan to discontinue operations of All Wound Up. Accordingly, the operating results of the All Wound Up operations, including a writeoff of leasehold improvements, equipment and deferred charges of approximately $19.4, have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Company has restated its prior financial statements to present the operating results of All Wound Up as a discontinued operation.

     Operating results (exclusive of the aforementioned provisions) from discontinued operations are as follows:

                                                               2000       1999
                                                               ----       ----
Net sales...................................................  $ 23.2      $30.8
Costs and expenses:
  Cost of sales.............................................    25.4       20.5
  Selling, general and administrative expenses..............    12.0       14.4
  Goodwill..................................................     0.9        0.7
                                                              ------      -----
Operating loss..............................................   (15.1)      (4.8)
Other deductions............................................     2.7        1.3
                                                              ------      -----
Loss before income tax......................................   (17.8)      (6.1)
Income tax credit...........................................    (7.0)      (2.4)
                                                              ------      -----
Net loss from operations....................................  $(10.8)     $(3.7)
                                                              ======      =====

     The components of net assets of discontinued operations included in the Company's consolidated balance sheets at January 28, 2001, and January 23, 2000, are as follows:

                                                              2000       1999
                                                              ----       ----
Net assets..................................................  $14.6      $31.6
Net liabilities.............................................    2.7        8.3
                                                              -----      -----
                                                              $11.9      $23.3
                                                              =====      =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 4 -- ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

     In the fourth quarter of fiscal 2000, the Company took a pre-tax charge of $36.2 related to the impairment of certain long-lived assets and other writedowns. The carrying value of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using expected discounted future cash flows. The charge taken in 2000 primarily consisted of $17.7 for computer hardware and software of Borders.com and $12.5 for leasehold improvements and furniture and fixtures of underperforming Walden stores. The remainder of the charge was related to employee severance, the costs of certain lease obligations for redundant headquarter buildings, and the writeoff of certain equity investments.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2000         1999
                                                                ----         ----
Property and equipment:
  Land......................................................  $   10.2      $  10.2
  Buildings.................................................       3.5          5.3
  Leasehold improvements....................................     339.6        307.8
  Furniture and fixtures....................................     712.1        593.9
  Construction in progress..................................      12.8         36.4
                                                              --------      -------
                                                               1,078.2        953.6
Less -- accumulated depreciation and amortization...........    (515.9)      (395.4)
                                                              --------      -------
Property and equipment, net.................................  $  562.3      $ 558.2
                                                              ========      =======

NOTE 6 -- INCOME TAXES

     The income tax provision from continuing operations consists of the following:

                                                              2000       1999       1998
                                                              ----       ----       ----
Current:
  Federal...................................................  $46.0      $45.4      $40.9
  State and local...........................................    5.3        7.4        7.9
  Foreign...................................................    0.3        0.2         --
Deferred:
  Federal...................................................   (0.6)      10.2       11.7
  State and local...........................................    1.0        0.7         --
  Foreign...................................................   (3.8)      (3.5)      (1.5)
                                                              -----      -----      -----
Total income tax provision..................................  $48.2      $60.4      $59.0
                                                              =====      =====      =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                                              2000       1999       1998
                                                              ----       ----       ----
Federal statutory rate......................................  $42.8      $54.0      $52.9
State and local taxes, net of federal tax benefit...........    4.1        5.3        5.2
Other.......................................................    1.3        1.1        0.9
                                                              -----      -----      -----
Total income tax provision..................................  $48.2      $60.4      $59.0
                                                              =====      =====      =====

     Deferred tax assets and liabilities resulted from the following:

                                                              2000       1999
                                                              ----       ----
Deferred tax assets:
  Federal benefit for state deferred taxes..................  $ 1.7      $ 0.9
  Accruals and other current liabilities....................    3.9        8.6
  Deferred revenue..........................................    6.1        7.0
  Other long-term liabilities...............................    3.1        2.6
  Deferred compensation.....................................    7.2        8.1
  Deferred rent.............................................   21.2       19.4
  Net operating losses......................................    8.2        5.0
  Asset impairments and other writedowns....................   25.2        6.3
                                                              -----      -----
  Total deferred tax assets.................................   76.6       57.9
                                                              -----      -----
Deferred tax liabilities:
  Inventory.................................................   12.2        9.1
  Property and equipment....................................   37.9       35.3
  Other.....................................................    3.1        3.4
                                                              -----      -----
  Total deferred tax liabilities............................   53.2       47.8
                                                              -----      -----
Net deferred tax assets.....................................  $23.4      $10.1
                                                              =====      =====

     The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $28.4 as of January 28, 2001, $16.3 as of January 23, 2000, and $5.7 as of January 24, 1999. These losses have an indefinite carryforward period.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

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

     In March 1998, the American Booksellers Association ("ABA") and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Act. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994, until the action is completed and prejudgment interest on any amounts awarded in the action, as well as attorney fees and costs. The plaintiffs have provided a report estimating damages against the Company, exclusive of interest, as follows: (i) between an aggregate of approximately $2.8 and approximately $3.3 (before trebling) with respect to the Robinson-Patman Act claims of the 26 independent bookseller plaintiffs, and (ii) between an aggregate of approximately $5.5 and approximately $6.4 with respect to the disgorgement claims under California law for the geographic areas of the California plaintiffs. The Company's pleadings in the action deny any liability to plaintiffs, and the Company disputes plaintiffs' claims of damages. On November 16, 2000, the court granted the motion of the Company and Barnes & Noble to dismiss the disgorgement claims brought by the ABA under California law on behalf of independent booksellers in the state of California who are not named in the litigation. On March 19, 2001, the court dismissed all of the damage claims of the plaintiffs. The trial of the remaining claims is scheduled for April 9, 2001. The Company intends to vigorously defend the action.

     The Intimate Bookshop, Inc. ("Intimate") and Lucky, Inc. have instituted actions against the Company and Waldenbooks, respectfully, containing allegations and claims similar to those contained in the ABA litigation described above. The Intimate Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. The Lucky, Inc. Amended Complaint alleges that the plaintiffs have suffered more than $75,000 in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. The Company intends to vigorously defend these actions.

     Two former employees, individually and on behalf of a purported class, consisting of all current and former employees who worked as assistant managers in Borders stores at any time between April 10, 1996, and the present, have filed an action against Borders in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

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

NOTE 8 -- DEBT

     The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

outstanding under the Credit Facility of $143.5 at January 28, 2001, and $133.4 at January 23, 2000. The weighted average interest rate in 2000 and 1999 was approximately 6.8% and 5.7%, respectively.

     The Company's long-term debt obligations consist of capital lease liabilities at January 28, 2001. Scheduled principal payments and capitalized lease obligations as of January 28, 2001 are as follows: 2001 -- $0.9; 2002 -- $0.8; 2003 -- $0.8; 2004 -- $0.8; 2005 -- $0.8; 2006 and, thereafter, -- $11.7.

NOTE 9 -- LEASES

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

     Lease Commitments: Future minimum lease payments under operating leases at January 28, 2001, total $260.4 in 2001, $247.9 in 2002, $228.4 in 2003, $208.1 in 2004, $193.1 in 2005, $1,793.0 in all later years and, in the aggregate, total $2,930.9.

     Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

                                                         2000        1999        1998
                                                         ----        ----        ----
Rental Expenses:
  Minimum rentals...................................    $277.7      $252.6      $222.3
  Percentage rentals................................       2.0         2.0         2.3
                                                        ------      ------      ------
          Total.....................................    $279.7      $254.6      $224.6
                                                        ======      ======      ======

     Capitalized Leases: The Company accounts for three stores and certain computer equipment under capital leases. At January 28, 2001, the Company's commitments under leases accounted for as capital leases aggregated $15.8.

     Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $163.1 and $162.9 outstanding under the Lease Facility at January 28, 2001, and January 23, 2000, respectively. In October 2000, the Company transferred four properties previously financed under the Lease Facility with a total financed value of $13.8 to a new temporary facility with terms similar to those of the Lease Facility. In February 2001, two of these properties were transferred back to the Lease Facility, and two were permanently financed through operating leases. Also in February 2001, ten additional properties previously financed through the Lease Facility with a total financed value of $44.6 were permanently financed through operating leases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company's Savings Plan. The Company's expense related to this plan was $3.2, $2.9 and $2.5 for 2000, 1999 and 1998, respectively.

NOTE 11 -- STOCK-BASED BENEFIT PLANS

     Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company's common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. Options have been granted under the plans to all full-time employees of the Company and its subsidiaries with 30 days or more of service. At January 28, 2001, the Company has 34.5 million shares authorized for the grant of stock options under these plans.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     A summary of the information relative to the Company's stock option plans follows:

                                                                                WEIGHTED
                                                               NUMBER           AVERAGE
                                                              OF SHARES      EXERCISE PRICE
                                                              ---------      --------------
                                                                    (NUMBER OF SHARES
                                                                      IN THOUSANDS)
Outstanding at January 25, 1998.............................   21,297             16.58
  Granted...................................................    3,549             27.17
  Exercised.................................................    3,759              9.57
  Forfeited.................................................    1,901             22.51
Outstanding at January 24, 1999.............................   19,186             19.36
  Granted...................................................    5,468             14.49
  Exercised.................................................    2,181              7.53
  Forfeited.................................................    3,909             21.24
Outstanding at January 23, 2000.............................   18,564             18.89
  Granted...................................................    4,811             13.25
  Exercised.................................................    1,397              7.52
  Forfeited.................................................    4,324             20.80
Outstanding at January 28, 2001.............................   17,654             17.82
Balance exercisable at:
  January 24, 1999..........................................    5,365             11.87
  January 23, 2000..........................................    4,639             14.26
  January 28, 2001..........................................    6,803             16.80

     The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $5.17, $5.84 and $11.52 in 2000, 1999 and 1998, respectively.

     As permitted, the Company has adopted the disclosure-only option of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123). The pro forma net income had the Company adopted the fair-value accounting provisions of FAS 123 would have been $31.6, $68.3 and $72.6 in 2000, 1999, and 1998, respectively. Pro forma diluted and basic earnings per share would have been $0.39, $0.85 and $0.88 and $0.40, $0.88, and $0.95 in 2000, 1999 and 1998, respectively.

     The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

                                                              2000          1999         1998
                                                              ----          ----         ----
Risk-Free Interest Rate.................................      4.8-6.8%     4.9-6.7%     4.2-6.8%
Expected Life...........................................  2.5-10 years   3-10 years   3-10 years
Expected Volatility.....................................    33.3-40.9%   33.3-40.3%   33.3-40.7%
Expected Dividends......................................            0%           0%           0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     The following table summarizes the information regarding stock options outstanding at January 28, 2001 (number of shares in thousands):

                                    OUTSTANDING                             EXERCISABLE
                  -----------------------------------------------   ----------------------------
   RANGE OF       NUMBER OF   WEIGHTED AVERAGE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES    SHARES      REMAINING LIFE     EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------   ---------   ----------------   ----------------   ---------   ----------------
$ 6.81-$10.22       2,993           4.4               $ 8.69          2,231          $ 8.69
$10.23-$13.63       4,154           5.5                12.78            137           12.31
$13.64-$17.03       3,809           7.4                14.54          1,704           14.53
$17.04-$20.44       1,226           5.0                17.60            750           17.55
$20.45-$27.25       1,081           5.5                24.11            731           24.11
$27.26-$30.66       3,456           6.7                29.79            926           29.75
$30.67-$34.06         935           6.9                31.64            324           31.36

     A summary of the information relative to the Company's stock purchase plans follows:

                                                    NUMBER OF       WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                     SHARES          PURCHASE PRICE        AT GRANT DATE FMV
                                                    ---------       ----------------       -----------------
                                                                (NUMBER OF SHARES IN THOUSANDS)
STOCK ISSUED UNDER STOCK PURCHASE PLANS
Management Plan
  1998..........................................        68                19.52                  24.40
  1999..........................................       106                10.91                  13.64
  2000..........................................        13                10.56                  13.21
Employee Plan
  1998..........................................       115                24.78                  29.15
  1999..........................................       118                12.79                  15.05
  2000..........................................        65                12.38                  14.56

NOTE 12 -- FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

     As of January 28, 2001, and January 23, 2000, the Company had the following interest rate instruments in effect:

                                                      JANUARY 28, 2001
                                    ----------------------------------------------------
                                                                                   FAIR
                                    NOTIONAL       STRIKE                         MARKET
                                     AMOUNT         RATE           PERIOD         VALUE
                                    --------       ------          ------         ------
Interest Rate Swaps...............  $50.0           6.0%          1/00-1/01        $0.0
                                    $75.0           5.7%          1/00-1/03        $0.7
                                    $33.0(a)        6.6%         10/98-10/03       $0.7
                                    $33.0(a)        6.9%          9/98-9/03        $1.3

       ---------------------------------------
       (a)  Notional amount is the U.S. Dollar equivalent of 20.0 British
            Pounds.

                                                     JANUARY 23, 2000
                                   -----------------------------------------------------
                                                                                   FAIR
                                   NOTIONAL        STRIKE                         MARKET
                                    AMOUNT          RATE           PERIOD         VALUE
                                   --------        ------          ------         ------
Interest Rate Swaps..............  $175.0           4.6%          1/99-1/00        $0.1
                                   $ 33.0(a)        6.6%         10/98-10/03       $0.3
                                   $ 33.0(a)        6.9%          9/98-9/03        $0.2
Interest Rate Collar.............  $100.0         4.1%-5.5%      1/99-12/00        $0.7

       ---------------------------------------
       (a)  Notional amount is the U.S. Dollar equivalent of 20.0 British
            Pounds.

     During fiscal 2001, the Company entered into interest rate swaps with notional amounts of $50.0 and $100.0, which effectively converted variable rate U.S. dollar-denominated borrowings to fixed rates of 5.1% and 5.2%, respectively. These swap agreements expire one year from the date the Company entered into the agreements.

NOTE 13 -- SEGMENT INFORMATION

     The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores, online retailing through Borders.com, and other (consisting of interest expense and certain corporate governance costs).

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Amounts relating to All Wound Up have been reclassified from the Waldenbooks segment to discontinued operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

                                                                  2000          1999          1998
                                                                  ----          ----          ----
Sales:
  Borders...................................................    $2,080.3      $1,823.2      $1,521.0
  Waldenbooks...............................................       944.3         959.1         948.7
  International.............................................       219.2         168.2         120.7
                                                                --------      --------      --------
Total stores................................................     3,243.8       2,950.5       2,590.4
  Borders.com...............................................        27.4          17.9           4.6
                                                                --------      --------      --------
Total continuing operations.................................    $3,271.2      $2,968.4      $2,595.0
                                                                ========      ========      ========
Interest expense (income):
  Borders...................................................    $   12.8      $   16.4      $   16.5
  Waldenbooks...............................................       (26.2)        (22.3)        (18.9)
  International.............................................        12.4           8.9           7.4
  Other.....................................................         8.3           9.2           8.5
                                                                --------      --------      --------
Total stores................................................         7.3          12.2          13.5
  Borders.com...............................................         5.8           4.4           2.7
                                                                --------      --------      --------
Total continuing operations.................................    $   13.1      $   16.6      $   16.2
                                                                ========      ========      ========
Income tax expense (benefit):
  Borders...................................................    $   52.8      $   48.4      $   34.6
  Waldenbooks...............................................        24.2          34.7          36.8
  International.............................................        (6.8)         (5.8)         (3.8)
  Other.....................................................        (5.2)         (6.7)         (2.4)
                                                                --------      --------      --------
Total stores................................................        65.0          70.6          65.2
  Borders.com...............................................       (16.8)        (10.2)         (6.2)
                                                                --------      --------      --------
Total continuing operations.................................    $   48.2      $   60.4      $   59.0
                                                                ========      ========      ========
Depreciation and amortization expense:
  Borders...................................................    $   52.9      $   47.3      $   42.3
  Waldenbooks...............................................        25.8          23.9          18.8
  International.............................................         8.8           6.5           3.5
  Other.....................................................          --           0.3           0.2
                                                                --------      --------      --------
Total stores................................................        87.5          78.0          64.8
  Borders.com...............................................         7.8           5.5           1.9
                                                                --------      --------      --------
Total continuing operations.................................    $   95.3      $   83.5      $   66.7
                                                                ========      ========      ========
Net income (loss):
  Borders...................................................    $   82.6      $   72.9      $   52.1
  Waldenbooks...............................................        40.2          55.5          61.0
  International.............................................       (10.2)         (7.9)         (3.2)
  Other.....................................................        (9.1)         (9.3)         (7.3)
                                                                --------      --------      --------
Total stores................................................       103.5         111.2         102.6
  Borders.com...............................................       (29.7)        (17.2)        (10.5)
                                                                --------      --------      --------
Total continuing operations.................................        73.8          94.0          92.1
  Discontinued operations...................................       (30.2)         (3.7)           --
                                                                --------      --------      --------
Total net income (loss).....................................    $   43.6      $   90.3      $   92.1
                                                                ========      ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

                                                                  2000          1999
                                                                  ----          ----
Total assets:
  Borders...................................................    $1,264.7      $1,136.7
  Waldenbooks...............................................       432.0         416.0
  International.............................................       216.1         200.9
  Other.....................................................    75.4....          72.6
                                                                --------      --------
Total stores................................................     1,988.2       1,826.2
  Borders.com...............................................        44.3          57.0
                                                                --------      --------
Total continuing operations.................................     2,032.5       1,883.2
  Discontinued operations...................................        14.6          31.6
                                                                --------      --------
Total assets................................................    $2,047.1      $1,914.8
                                                                ========      ========
Capital expenditures:
  Borders...................................................    $   81.2      $   64.1
  Waldenbooks...............................................        19.3          26.5
  International.............................................        16.0          24.4
  Other.....................................................        15.8          17.1
                                                                --------      --------
Total stores................................................       132.3         132.1
  Borders.com...............................................         6.4          11.4
                                                                --------      --------
Total continuing operations.................................       138.7         143.5
  Discontinued operations...................................         2.4           1.2
                                                                --------      --------
Total capital expenditures..................................    $  141.1      $  144.7
                                                                ========      ========

     Total assets for the "Other" operating segment include certain corporate headquarters asset balances which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments.

     Long-lived assets by geographic area are as follows:

                                                                 2000        1999        1998
                                                                 ----        ----        ----
Long-lived assets:
  Domestic..................................................    $566.8      $567.9      $510.8
  International.............................................     145.2       148.7       122.5
                                                                ------      ------      ------
                                                                $712.0      $716.6      $633.3
                                                                ======      ======      ======

NOTE 14 -- SUBSEQUENT EVENT

     Subsequent to the Company's fiscal year-end, the Company entered into an agreement with Ingram Book Group ("Ingram"), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order and online sales. The transaction includes the sale of approximately $12.0 of the Company's book inventory to Ingram, and will result in an after-tax charge of approximately $15.0 to $20.0 to be taken in the first quarter of fiscal 2001. This charge is substantially non-cash and is primarily related to the writedown of assets used by the current Company-owned facility to fulfill special order and online sales, including warehouse equipment, hardware and software, and a reduction of recorded inventory.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA) (CONTINUED)

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                                      FISCAL 2000 QUARTER ENDED
                                                               ---------------------------------------
                                                               APRIL      JULY     OCTOBER    JANUARY
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                 -----      ----     -------    -------
Sales......................................................    $679.7    $698.4    $701.0     $1,192.1
Cost of merchandise sold (includes occupancy)..............     503.9     518.0     523.7        808.9
Operating income (loss)....................................       3.5       3.4      (0.1)       128.3
Income (loss) from continuing operations...................       0.7        --      (2.6)        75.7
Net income (loss)..........................................      (0.9)     (1.6)     (5.0)        51.1
Diluted earnings (loss) per common share from continuing
  operations...............................................      0.01        --     (0.03)        0.95
Basic earnings (loss) per common share from continuing
  operations...............................................      0.01        --     (0.03)        0.96
                                                                      FISCAL 1999 QUARTER ENDED
                                                               ---------------------------------------
                                                               APRIL      JULY     OCTOBER    JANUARY
                                                               -----      ----     -------    -------
Sales......................................................    $617.9    $628.6    $651.1     $1,070.8
Cost of merchandise sold (includes occupancy)..............     456.7     467.2     479.5        724.2
Operating income (loss)....................................      (2.4)      1.8       5.8        165.8
Income (loss) from continuing operations...................      (4.0)     (1.6)      0.7         98.9
Net income (loss)..........................................      (4.1)     (2.6)     (1.5)        98.5
Diluted earnings (loss) per common share from continuing
  operations...............................................     (0.05)    (0.02)     0.01         1.23
Basic earnings (loss) per common share from continuing
  operations...............................................     (0.05)    (0.02)     0.01         1.28

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Borders Group, Inc.

     We have audited the accompanying consolidated balance sheet of Borders Group, Inc. as of January 28, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the January 28, 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. at January 28, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

[/s/ ERNST & YOUNG LLP ]

Detroit, Michigan
March 15, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Borders Group, Inc.

     In our opinion, the accompanying consolidated balance sheet as of January 23, 2000, and the related consolidated statements of operations, of cash flows and of stockholders' equity for each of the two years in the period then ended, present fairly, in all material respects, the financial position, results of operations and cash flows of Borders Group, Inc. and its subsidiaries at January 23, 2000 and for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Borders Group, Inc. for any period subsequent to January 23, 2000.

[/s/ PRICEWATERHOUSECOOPERS LLP]
Bloomfield Hills, Michigan
March 6, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 20, 2000, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Board, voted to dismiss its independent auditor, PricewaterhouseCoopers LLP ("PwC"). The reports of PwC on the Company's financial statements for 1999 and 1998 fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 1999 or 1998 fiscal years and the period through October 20, 2000, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on financial statements. In addition, during the 1998 and 1999 fiscal years and the period through October 20, 2000, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's regulation S-K. The Company retained the accounting firm of Ernst & Young LLP on October 20, 2000, to make an examination of the financial statements of the Company for the 2000 fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of the Company:

                NAME                   AGE                             POSITION
                ----                   ---                             --------
Robert F. DiRomualdo.................  56    Chairman and Director
George R. Mrkonic....................  48    Vice Chairman and Director
Gregory P. Josefowicz................  48    President, Chief Executive Officer and Director
Bruce A. Quinnell....................  52    Vice Chairman
Vincent E. Altruda...................  51    President, International
Thomas D. Carney.....................  54    Vice President, General Counsel and Secretary
Tamara L. Heim.......................  43    President, Borders Stores and Borders Online, Inc.
Ronald S. Staffieri..................  51    President, Waldenbooks Stores
Edward W. Wilhelm....................  42    Senior Vice President and Chief Financial Officer
Kathryn L. Winkelhaus................  44    President, Merchandising and Distribution
Joel J. Cohen........................  63    Director
Peter R. Formanek....................  57    Director
Victor L. Lund.......................  53    Director
Dr. Edna Greene Medford..............  49    Director
Larry Pollock........................  53    Director
Beth M. Pritchard....................  53    Director

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

     George R. Mrkonic has served as the Vice Chairman of the Company since December 1994, and a director since its formation in August 1994. He has also served as President of the Company from December 1994 until January 1997. Mr. Mrkonic is also a director of Champion Enterprises, Inc., a manufacturer and seller of manufactured homes, Syntel, Inc., a computer software and development company, Cheap Tickets, Inc., a retail seller of discount tickets for domestic leisure air travel, and Nashua Corporation, a manufacturer of specialty imaging products and services to industrial and commercial customers.

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

     Tamara L. Heim has served as President of Borders Stores and Borders Online, Inc. since January 2000. Ms. Heim served as Senior Vice President, Sales and Marketing, of the Company from February 1999 to January 2000. From December 1996 to February 1999, Ms. Heim served as Territorial Vice President of Borders stores.

     Ronald S. Staffieri has served as President of Waldenbooks Stores since April 1999. Mr. Staffieri served as Chief Administrative Officer of the Company from January 1998 to April 1999. From July 1997 to January 1998, Mr. Staffieri served as President of Borders Outlet. Prior to joining the Company Mr. Staffieri was President and Chief Executive Officer of Lil' Things, a chain of children's superstores, from 1994 until January of 1997. Mr. Staffieri serves as a director of Natural Wonders, Inc., a retailer of science and nature products, which is in the process of liquidating.

     In June of 1997, Lil' Things filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and the business was liquidated in December of 1997.

     Edward W. Wilhelm has served as Senior Vice President and Chief Financial Officer of the Company since August 2000. From 1997 through August 2000, Mr. Wilhelm served as Vice President, Planning, Reporting, and Treasury for the Company. From 1994 through 1997, Mr. Wilhelm served as Vice President, Finance.

     Kathryn L. Winkelhaus has been named President, Merchandising and Distribution, effective March 2001. Ms. Winkelhaus has served as President of Borders Group Stores from April 1999 to March 2001. Ms. Winkelhaus served as President of Waldenbooks Stores from February 1997 to April 1999. From 1992 through 1997, Ms. Winkelhaus served as Sr. Vice President, Store Operations for Walden.

     Joel J. Cohen became a director of the Company on March 30, 2001. Mr. Cohen was Managing Director and co-head of Mergers and Acquisitions at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), a leading investment and merchant bank that was acquired by Credit Suisse First Boston, until his retirement in November 2000. He had been associated with DLJ since October 1989. He had previously served as General Counsel to the Presidential Task Force on Market Mechanisms and as a partner of Davis Polk and Wardwell, attorneys. Mr. Cohen also serves as a director of the Chubb Corporation, a major property and casualty insurance company, and Maersk, Inc., an owner and operator of container ships involved in the worldwide trade.

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

COMPENSATION OF DIRECTORS

     For service as a director during 2000, each director who is not an employee of the Company received 2,000 restricted shares of Common Stock (the "Restricted Shares") paid at the beginning of the relevant calendar year, except that the number of shares is adjusted, if necessary, to provide a minimum value of $40,000 and a maximum value of $75,000. The restrictions on such Restricted Shares will generally lapse one year from the date of grant.

     On the date of each of the Company's Annual Meetings, each eligible director receives an option to purchase 5,000 shares of common stock of the Company. The exercise price of options granted under the Plan is the fair market value on the date of grant. To be eligible to receive option grants at the Annual Meetings to be held in 2000 and thereafter, a director generally must have held at least 20,000 shares of common stock, for the one-year period prior to the date of the meeting except that the minimum share requirement is waived in the year in which a director is initially elected.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for the Company's May 17, 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information under the heading "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's May 17, 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the headings "Settlement Agreement" and "Certain Transactions and Indebtedness of Management" in the Proxy Statement for the Company's May 17, 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith unless otherwise indicated:

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(11)    Restated Articles of Incorporation of Borders Group, Inc.
 3.2        Restated bylaws of Borders Group, Inc.
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation
10.2        Form of Severance Agreement
10.3(6)     Borders Group, Inc. Stock Option Plan
10.4        Amendment to the Borders Group, Inc. Stock Option Plan
10.5(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.6(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.7        Agreement dated January 25, 2001, among Borders Group, Inc.,
            Borders, Inc. and Kmart Corporation
10.8(2)     Borders Group, Inc. Management Stock Purchase Plan.
10.9(8)     First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.10(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.11(11)   Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.12       Fourth Amendment to Borders Group, Inc. Management Stock
            Purchase Plan
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.15(11)   Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.16(11)   Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.17(15)   Borders Group, Inc. Annual Incentive Bonus Plan
10.18(2)    Borders Group, Inc. Director Stock Plan
10.19(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan
10.20(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan
10.21       Third Amendment to Borders Group, Inc. Director Stock Plan
10.22       Fourth Amendment to Borders Group, Inc. Director Stock Plan
10.23(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.24(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto
10.25(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.26(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.27(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.28(12)   Omnibus Amendment No. 1 to Amended and Restated Guarantee
            Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.29(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell
10.30(10)   Borders Group, Inc. Stock Option Plan for International
            Employees
10.31(11)   1998 Borders Group, Inc. Stock Option Plan
10.32       Agreement dated January 29, 2001, between Borders Group,
            Inc. and Robert F. DiRomualdo
10.33       Agreement dated January 29, 2001, between Borders Group,
            Inc. and George R. Mrkonic
10.34(14)   Agreement dated November 15, 1999, between Borders Group,
            Inc. and Gregory P. Josefowicz

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.35(11)   Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.36(11)   Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer
10.37(12)   Multicurrency Revolving Credit Facility Credit Agreement
            dated July 9, 1999 among Borders Group, Inc., its
            subsidiaries, and Parties thereto
10.38(13)   Amendment No. 1 to 1998 Borders Group, Inc. Stock Option
            Plan
10.39(14)   Amended Schedule 1.01(B) to the Amended and Restated
            Multicurrency Credit Agreement among Borders Group, Inc.,
            its Subsidiaries and Parties thereto
10.40(14)   Amended Schedule II to the Amended and Restated Credit
            Agreement among Borders Group, Inc., its subsidiaries and
            Parties thereto
10.41       Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.42       Form of Lease Guaranty Related to Lease Facility Agreement
10.43       Form of Environmental Indemnity Related to Lease Facility
            Agreement
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1        Subsidiaries of Registrant
23.1        Consent of Ernst & Young LLP
23.2        Consent of PricewaterhouseCoopers LLP
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- "Safe Harbor" for Forward-Looking
            Statements

-------------------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-90016).

 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-90918).

 (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

 (4) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-80643).

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

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(15) Incorporated by reference from the Company's Proxy Statement dated May 24, 2000 (File No. 1-13740). (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     Two reports were filed on Form 8-K. One report was filed under Item
4 -- Changes in Certifying Accountants. This report was dated and filed on October 25, 2000 (File No. 1-13740). The second report was filed under Item 7 -- Financial Statements and Exhibits. This report was dated and filed on April 13, 2001 (File No. 1-13740).

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

                    NAME                                           TITLE                           DATE
                    ----                                           -----                           ----

          /s/ ROBERT F. DIROMUALDO                  Chairman and Director                     April 23, 2001
---------------------------------------------
            Robert F. DiRomualdo

            /s/ GEORGE R. MRKONIC                   Vice Chairman and Director                April 23, 2001
---------------------------------------------
              George R. Mrkonic

          /s/ GREGORY P. JOSEFOWICZ                 President and Chief Executive             April 23, 2001
---------------------------------------------       Officer
            Gregory P. Josefowicz

            /s/ EDWARD W. WILHELM                   Senior Vice President and Chief           April 23, 2001
---------------------------------------------       Financial Officer (Principal
              Edward W. Wilhelm                     Financial and Accounting Officer)

              /s/ JOEL J. COHEN                     Director                                  April 23, 2001
---------------------------------------------
                Joel J. Cohen

            /s/ PETER R. FORMANEK                   Director                                  April 23, 2001
---------------------------------------------
              Peter R. Formanek

             /s/ VICTOR L. LUND                     Director                                  April 23, 2001
---------------------------------------------
               Victor L. Lund

         /s/ DR. EDNA GREENE MEDFORD                Director                                  April 23, 2001
---------------------------------------------
           Dr. Edna Greene Medford

              /s/ LARRY POLLOCK                     Director                                  April 23, 2001
---------------------------------------------
                Larry Pollock

            /s/ BETH M. PRITCHARD                   Director                                  April 23, 2001
---------------------------------------------
              Beth M. Pritchard

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 2.1(6)     Agreement and plan of Merger dated as of April 8, 1997
            between Michigan Borders Group, Inc. and Borders Group, Inc.
 3.1(11)    Restated Articles of Incorporation of Borders Group, Inc.
 3.2        Restated bylaws of Borders Group, Inc.
10.1(1)     Stockholder Agreement dated as of February 17, 1995, between
            Borders Group, Inc. and Kmart Corporation
10.2        Form of Severance Agreement
10.3(6)     Borders Group, Inc. Stock Option Plan
10.4        Amendment to the Borders Group, Inc. Stock Option Plan
10.5(3)     Tax Allocation Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.6(3)     Lease Guaranty Agreement dated May 24, 1995 between Borders
            Group, Inc. and Kmart Corporation
10.7        Agreement dated January 25, 2001, among Borders Group, Inc.,
            Borders, Inc. and Kmart Corporation
10.8(2)     Borders Group, Inc. Management Stock Purchase Plan
10.9(8)     First Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.10(9)    Second Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.11(11)   Third Amendment to the Borders Group, Inc. Management Stock
            Purchase Plan
10.12       Fourth Amendment to Borders Group, Inc. Management Stock
            Purchase Plan
10.13(2)    Borders Group, Inc. Employee Stock Purchase Plan
10.14(4)    First Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.15(11)   Second Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.16(11)   Third Amendment to the Borders Group, Inc. Employee Stock
            Purchase Plan
10.17(15)   Borders Group, Inc. Annual Incentive Bonus Plan
10.18(2)    Borders Group, Inc. Director Stock Plan
10.19(9)    First Amendment to the Borders Group, Inc. Director Stock
            Plan
10.20(9)    Second Amendment to the Borders Group, Inc. Director Stock
            Plan
10.21       Third Amendment to Borders Group, Inc. Director Stock Plan
10.22       Fourth Amendment to Borders Group, Inc. Director Stock Plan
10.23(7)    Amended and Restated Multicurrency Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.24(7)    Amended and Restated Participation Agreement among Borders
            Group, Inc., its subsidiaries and Parties thereto
10.25(7)    Appendix A to Participation Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.26(7)    Amended and Restated Credit Agreement among Borders Group,
            Inc., its subsidiaries and Parties thereto
10.27(7)    Amended and Restated Guarantee Credit Agreement among
            Borders Group, Inc., its subsidiaries and Parties thereto
10.28(12)   Omnibus Amendment No. 1 to Amended and Restated Guarantee
            Credit Agreement among Borders Group Inc., its subsidiaries and Parties thereto
10.29(5)    Agreement dated April 19, 1996, between Borders Group, Inc.
            and Bruce A. Quinnell
10.30(10)   Borders Group, Inc. Stock Option Plan for International
            Employees
10.31(11)   1998 Borders Group, Inc. Stock Option Plan
10.32       Agreement dated January 29, 2001, between Borders Group,
            Inc. and Robert F. DiRomualdo
10.33       Agreement dated January 29, 2001, between Borders Group,
            Inc. and George R. Mrkonic
10.34(14)   Agreement dated November 15, 1999, between Borders Group,
            Inc. and Gregory P. Josefowicz
10.35(11)   Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.36(11)   Agreement dated April 20, 1999, between Borders Group, Inc.
            and Philip M. Pfeffer

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.37(12)   Multicurrency Revolving Credit Facility Credit Agreement
            dated July 9, 1999 among Borders Group, Inc., its
            subsidiaries, and Parties thereto
10.38(13)   Amendment No. 1 to 1998 Borders Group, Inc. Stock Option
            Plan
10.39(14)   Amended Schedule 1.01(B) to the Amended and Restated
            Multicurrency Credit Agreement among Borders Group, Inc.,
            its Subsidiaries and Parties thereto
10.40(14)   Amended Schedule II to the Amended and Restated Credit
            Agreement among Borders Group, Inc., its subsidiaries and
            Parties thereto
10.41       Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.42       Form of Lease Guaranty Related to Lease Facility Agreement
10.43       Form of Environmental Indemnity Related to Lease Facility
            Agreement
18.1(3)     Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1        Subsidiaries of Registrant
23.1        Consent of Ernst & Young LLP
23.2        Consent of PricewaterhouseCoopers LLP
99.1        Cautionary Statement under the Private Securities Litigation
            Reform Act of 1995 -- "Safe Harbor" for Forward-Looking
            Statements

-------------------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-90016).

 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-90918).

 (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

 (4) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-80643).

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

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(15) Incorporated by reference from the Company's Proxy Statement dated May 24, 2000 (File No. 1-13740).

     (b) Financial Statement Schedules:

     All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

     (c) Reports on Form 8-K:

     Two reports were filed on Form 8-K. One report was filed under Item
4 -- Changes in Certifying Accountants. This report was dated and filed on October 25, 2000 (File No. 1-13740). The second report was filed under Item 7 -- Financial Statements and Exhibits. This report was dated and filed on April 13, 2001 (File No. 1-13740).