Form 10-Q
period 2001-04-29
BORDERS GROUP INC
filed 2001-06-13
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from      to     .
                                                      ----    ----

                         Commission file number 1-13740
                                                -------

                               BORDERS GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



          MICHIGAN                                         38-3294588
          --------                                         ----------
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
Yes       X           No
   --------------       --------------

                                            Shares Outstanding As of
        Title of Class                            June 4, 2001
        --------------                            ------------
         Common Stock                              80,432,575

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

     Item 2.       Changes in Securities and Use of Proceeds                                         N/A

     Item 3.       Defaults Upon Senior Securities                                                   N/A

     Item 4.       Submission of Matters to a vote of                                                N/A
                   Securityholders

     Item 5.       Other Information                                                                  16

     Item 6.       Exhibits and Reports on Form 8-K                                                   17


Signatures                                                                                            18

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                                              13 WEEKS ENDED
                                                                                     APRIL 29,               APRIL 23,
                                                                                       2001                     2000
                                                                               ----------------------   ---------------------
Sales                                                                             $          729.9         $        679.6

Cost of merchandise sold, including
occupancy costs                                                                              545.1                  503.8
Fulfillment center inventory writedowns                                                       12.7                   --
                                                                               ----------------------   ---------------------

Gross margin                                                                                 172.1                  175.8
Selling, general and administrative expenses                                                 178.4                  170.5
Legal settlement expense                                                                       2.4                   --
Pre-opening expense                                                                            0.8                    1.2
Asset impairments and other writedowns                                                        15.8                   --
Goodwill amortization                                                                          0.7                    0.7
                                                                               ----------------------   ---------------------

Operating income (loss)                                                                      (26.0)                   3.4
Interest expense                                                                               4.0                    2.3
                                                                               ----------------------   ---------------------

Income (loss) from continuing operations before income tax                                   (30.0)                   1.1
Income tax provision (benefit)                                                               (11.1)                   0.4
                                                                               ----------------------   ---------------------

Income (loss) from continuing operations                                          $          (18.9)        $          0.7
Loss from discontinued operations, net of income tax credit of $1.0                           --                      1.6
                                                                               ----------------------   ---------------------
Net loss                                                                          $          (18.9)        $         (0.9)
                                                                               ======================   =====================

EARNINGS (LOSS) PER COMMON SHARE DATA --
   Diluted earnings (loss) per common share:
       Continuing operations                                                      $          (0.24)        $         0.01
       Discontinued operations                                                                0.00                  (0.02)
                                                                               ----------------------   ---------------------
       Net diluted loss per common share                                          $          (0.24)        $        (0.01)
                                                                               ======================   =====================
   Diluted weighted average common shares
   outstanding (in thousands)                                                                79,829                 80,158
                                                                               ======================   =====================

   Basic earnings (loss) per common share:
       Continuing operations                                                      $          (0.24)        $         0.01
       Discontinued operations                                                                0.00                  (0.02)
                                                                               ----------------------   ---------------------
       Net basic loss per common share                                            $          (0.24)        $        (0.01)
                                                                               ======================   =====================
   Basic weighted average common shares
   outstanding (in thousands)                                                                79,829                 77,961
                                                                               ======================   =====================

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                  APRIL 29,           APRIL 23,          JANUARY 28,
                                                                    2001                2000                2001
                                                              ------------------  ------------------  ------------------
                           ASSETS
Current Assets:

   Cash and cash equivalents                                    $        73.4       $        74.7        $       59.1

   Merchandise inventories                                            1,189.0             1,105.9             1,201.2

   Accounts receivable and other current assets                          66.5                64.5                74.8
                                                              ------------------  ------------------  ------------------
         Total Current Assets                                         1,328.9             1,245.1             1,335.1

Property and equipment, net of accumulated depreciation of
   $523.9, $413.9 and $515.9 at April 29, 2001, April 23,
   2000, and January 28, 2001, respectively                             532.4               548.1               562.3

Other assets and deferred charges                                        54.1                35.9                56.5

Goodwill, net of accumulated amortization of $53.8, $50.4
   and $53.1 at April 29, 2001, April 23, 2000 and January
   28, 2001, respectively                                                91.5               116.7                93.2
                                                              ------------------  ------------------  ------------------
         Total Assets                                           $     2,006.9       $     1,945.8        $    2,047.1
                                                              ==================  ==================  ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Short-term debt and capital lease obligations due within
     one year                                                   $       299.2       $       291.9        $      144.4

   Trade accounts payable                                               546.9               537.0               623.6

   Accrued payroll and other liabilities                                210.2               191.1               256.6

   Taxes, including income taxes                                         33.4                36.1                93.3
                                                              ------------------  ------------------  ------------------
         Total Current Liabilities                                    1,089.7             1,056.1             1,117.9

Long-term debt and capital lease obligations                             14.8                15.9                15.0

Other long-term liabilities                                              69.0                67.6                67.7
                                                              ------------------  ------------------  ------------------
         Total Liabilities                                            1,173.5             1,139.6             1,200.6
                                                              ------------------  ------------------  ------------------

Stockholders' Equity:

Common stock; 200,000,000 shares authorized; 80,393,499,
   78,172,779 and 78,649,501 issued and outstanding at
   April 28, 2001, April 23, 2000, and January 28, 2001,
   respectively                                                         696.4               684.9               685.2

Officers receivable and deferred compensation                            (1.0)               (1.3)               (1.0)

Accumulated other comprehensive loss                                    (13.4)               (3.2)               (8.0)

Retained earnings                                                       151.4               125.8               170.3
                                                              ------------------  ------------------  ------------------
         Total Stockholders' Equity                                     833.4               806.2               846.5
                                                              ------------------  ------------------  ------------------
         Total Liabilities & Stockholders' Equity               $     2,006.9       $     1,945.8        $    2,047.1
                                                              ==================  ==================  ==================

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 13 WEEKS ENDED APRIL 29, 2001
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                  DEFERRED         ACCUMULATED
                                                                COMPENSATION          OTHER
                                         COMMON STOCK            AND OFFICER      COMPREHENSIVE     RETAINED
                                     SHARES         AMOUNT       RECEIVABLES           LOSS         EARNINGS       TOTAL
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

BALANCE AT JANUARY 28, 2001          78,649,501    $    685.2   $         (1.0)   $          (8.0)  $    170.3   $    846.5
                                  --------------  ------------ ----------------  ----------------- ------------ ------------
Net loss                                    --           --               --                 --          (18.9)       (18.9)

Currency translation adjustment             --           --               --                 (2.8)        --           (2.8)
Cumulative effect of change in
  accounting method, net of tax             --           --               --                 (1.6)        --           (1.6)
Change in fair value of
  derivatives, net of tax                   --           --               --                 (1.0)        --           (1.0)
                                                                                                                ------------
Comprehensive income                                                                                                  (24.3)

Issuance of common stock              1,743,998          10.1             --                 --           --           10.1

Tax benefit of equity
  compensation                               --           1.1             --                 --           --            1.1
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

BALANCE AT APRIL 29, 2001            80,393,499    $    696.4   $         (1.0)   $         (13.4)  $    151.4   $    833.4
                                  ==============  ============ ================  ================= ============ ============







See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                      13 WEEKS ENDED
                                                                              APRIL 29,             APRIL 23,
                                                                                2001                  2000
                                                                         -------------------   -------------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income (loss) from continuing operations                               $        (18.9)        $          0.7
Adjustments to reconcile net income (loss) to operating cash flows:
   Depreciation and goodwill amortization                                            22.6                   22.7
   Decrease in deferred income taxes                                                  3.9                    0.1
   Change in other long-term assets and liabilities                                  (0.3)                   1.1
   Asset impairments and other writedowns                                            10.0                   --
   Cash provided by (used for) current assets and current liabilities:
     Decrease (increase) in inventories                                              10.8                  (30.5)
     Decrease in accounts payable                                                   (75.1)                 (39.9)
     Decrease in taxes payable                                                      (58.1)                 (43.4)
     Other, net                                                                     (44.7)                 (24.1)
                                                                         -------------------   -------------------
     Net cash used for continuing operations                                       (149.8)                (113.3)
     Net cash provided by (used for) discontinued operations                          3.0                   (5.6)
                                                                         -------------------   -------------------
         Net cash used for operations                                              (146.8)                (118.9)

INVESTING
Capital expenditures                                                                 (4.8)                 (15.0)
Net investing activities of discontinued operations                                  --                     (0.6)
                                                                         -------------------   -------------------
         Net cash used for investing                                                 (4.8)                 (15.6)

FINANCING
Net funding from credit facility                                                    160.4                  160.1
Issuance of common stock                                                             10.1                    5.4
Repurchase of common stock                                                           --                     (0.1)
Other, net                                                                           (4.2)                   1.9
                                                                         -------------------   -------------------
         Net cash provided by financing                                             166.3                  167.3
Effect of exchange rates on cash and equivalents                                     (0.4)                   0.3
                                                                         -------------------   -------------------
NET INCREASE IN CASH AND EQUIVALENTS                                                 14.3                   33.1
Cash and equivalents at beginning of year                                            59.1                   41.6
                                                                         -------------------   -------------------
Cash and equivalents at end of period                                      $         73.4         $         74.7
                                                                         ===================   ===================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 28, 2001.

    The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 29, 2001, the Company operated 354 superstores primarily under the Borders name, including ten in the United Kingdom, two in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 862 mall-based and other bookstores primarily under the Waldenbooks name, and 32 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

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

    In August 1998, The Intimate Bookshop, Inc. ("Intimate") and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman act. The Second Amended Complaint alleges that Intimate has suffered $11.3 million or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys fees and other unspecified relief. The Company intends to vigorously defend the action.

    Two former employees, individually and on behalf of a purported class, consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against Borders in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper.

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

NOTE 3 - FINANCING

    Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility), which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $298.5 as of April 29, 2001 and $143.5 as of January 28, 2001.

    Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $123.0 outstanding under the Lease Facility as of April 29, 2001 and $163.1 as of January 28, 2001.

NOTE 4 - ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

    On March 15, 2001, the Company announced an agreement with Ingram Book Group ("Ingram"), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order sales. This agreement resulted in a pre-tax charge of $15.8 in the first quarter of 2001. This charge is primarily related to the writedown of assets used by the current Company-owned facility to fulfill special order sales, including warehouse equipment, hardware and software, and is categorized as "Asset impairments and other writedowns" on the Condensed Consolidated Statements of Operations.

     The agreement with Ingram also resulted in a $12.7 pre-tax charge for the writedown of Fulfillment center inventory. This charge is categorized as "Fulfillment center inventory writedowns" on the Condensed Consolidated Statements of Operations.

NOTE 5 - LEGAL SETTLEMENT

    On April 19, 2001, the Company announced that a settlement had been reached in the action instituted by the American Booksellers Association and 26 independent bookstores against the Company and Barnes and Noble, Inc. The Company paid $2.4 under the agreement. The Company has categorized this charge as "Legal settlement expense" in the Condensed Consolidated Statements of Operations.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended. FAS 133 requires the transition adjustment resulting from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $1.6, net of tax, to recognize the fair value of its derivative financial instruments as of the date of adoption.

    The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's borrowings is principally based on variable rates. The Company's objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates. In accordance with the provisions of FAS 133, the Company has designated all of its interest rate swap agreements as cash flow hedges.

    The Company recognizes the fair value of its derivatives on the balance sheet. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest swap agreements are included in interest expense. During the quarter ended April 29, 2001, unrealized after-tax net losses of $2.6 related to interest rate swaps were recorded in other comprehensive income, including the $1.6 cumulative transition adjustment. As of April 29, 2001, $2.6 of net unrealized losses related to interest rate swaps was included in accumulated other comprehensive income, approximately $1.9 of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for the quarter ending April 29, 2001 was not material.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 7 - SEGMENT INFORMATION

    The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores, and other (consisting of interest expense and certain corporate governance costs).

    Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes) have been included in the Borders segment; intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Other segment.

                                                       13 WEEKS ENDED
                                                 APRIL 29,        APRIL 23,
                                                   2001             2000
                                              ---------------  ----------------
Sales:
     Borders                                     $     500.6      $    449.5
     Walden                                            176.8           184.0
     International                                      52.5            46.1
                                              ---------------  ----------------
                                                 $     729.9      $    679.6
                                              ===============  ================

Net income (loss):
     Borders                                     $      (9.5)     $      4.7
     Walden                                             (1.2)            1.4
     International                                      (3.5)           (3.6)
     Other                                              (4.7)           (1.8)
                                              ---------------  ----------------
Total continuing operations                            (18.9)            0.7
          Discontinued operations                        0.0             1.6
                                              ---------------  ----------------
Total net income (loss)                          $     (18.9)     $     (0.9)
                                              ===============  ================
                                                 APRIL 29,         APRIL 23,
                                                   2001              2000
                                              ---------------  ----------------
Total assets:
     Borders                                     $   1,299.2     $   1,214.6
     Walden                                            391.3           397.4
     International                                     209.3           200.5
     Other                                              95.6           104.1
                                              ---------------  ----------------
Total continuing operations                          1,995.4         1,916.6
                                              ===============  ================
          Discontinued operations                       11.5            29.2
                                              ===============  ================
Total assets                                     $   2,006.9      $  1,945.8
                                              ===============  ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 29, 2001, the Company operated 354 superstores primarily under the Borders name, including ten in the United Kingdom, two in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 862 mall-based and other bookstores primarily under the Waldenbooks name, and 32 bookstores under the Books etc. name in the United Kingdom. The Company, through its subsidiary Borders Online, Inc., is also an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com.

    The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its Borders superstore operation in the United States and internationally, (ii) the continued focus on opportunistic store openings in its mall-based bookstore operations and expansion of its kiosk operations, (iii) the development of web-based commerce technologies which enhance the customer experience in-store, and (iv) realization of synergies and economies of scale through a combination of certain of its books and music operations.

    The Company's first quarters of 2001 and 2000 consisted of the 13 weeks ended April 29, 2001 and April 23, 2000, respectively.

RESULTS OF OPERATIONS

    The following table presents the Company's consolidated statement of operations data, as a percentage of sales, for the periods indicated.

                                           APR. 29, 2001    APR. 23, 2000
                                           -------------    -------------
             RESULTS OF OPERATIONS
             Sales                             100.0%           100.0%
             Cost of merchandise sold
               (includes occupancy)             74.7             74.1
             Fulfillment center
               inventory writedowns              1.7               --
                                               -----            -----
             Gross margin                       23.6             25.9
             Selling, general and
               administrative expenses          24.5             25.1
             Legal settlement expense            0.3               --
             Pre-opening expense                 0.1              0.2
             Goodwill amortization               0.1              0.1
                                               -----            -----
             Operating income before
               asset impairments and
               other writedowns                 (1.4)             0.5
             Asset impairments and
               other writedowns                  2.2               --
                                               -----            -----
             Operating income (loss)            (3.6)             0.5
             Interest expense                    0.5              0.3
                                               -----            -----
             Income (loss) before income tax    (4.1)             0.2
             Income tax                         (1.5)             0.1
                                               ------           -----
             Income (loss) from continuing
               operations                       (2.6)             0.1
                                               ------           -----
             Discontinued operations,
               net of tax:
             Loss from operations of All
               Wound Up                          0.0              0.2
             Net loss                           (2.6)%           (0.1)%
                                               ------           ------

CONSOLIDATED RESULTS

    Consolidated sales increases in the first quarter of fiscal 2001 resulted primarily from the opening of new Borders superstores and Borders' comparable store sales increases.

    Consolidated gross margin decreased as a percentage of sales in the first quarter of 2001. The decrease in the first quarter of 2001 primarily resulted from a $12.7 million pre-tax charge for the writedown of inventory affected by the Company's agreement with Ingram Book Company ("Ingram"). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order sales. The agreement includes the sale to Ingram of a large percentage of the book inventory housed in the Company's fulfillment center in LaVergne, Tennessee, which handles the function to be assumed by Ingram. The decrease in gross margin as a percentage of sales in 2001 was also driven by a lower gross margin percentage primarily for the Walden segment related to incremental promotional costs.

    Consolidated selling, general and administrative expenses decreased slightly as a percentage of sales in the first quarter of 2001, primarily the result of lower Borders' store payroll expenses as a percentage of sales.

    On April 19, 2001, the Company announced that a settlement had been reached in the action instituted by the American Booksellers Association and 26 independent bookstores against the Company and Barnes and Noble, Inc. The Company paid $2.4 million under the agreement. The Company has categorized this charge as "Legal settlement expense" in the Condensed Consolidated Statements of Operations.

    In addition to the writedown of inventory discussed above, the Company's agreement with Ingram resulted in a pre-tax charge of $15.8 million in the first quarter of 2001. This charge is primarily related to the writedown of assets used by the current Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

    Interest expense increased as a percentage of sales in the first quarter of 2001 as a result of higher consolidated borrowing levels.

    In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. All Wound Up is reflected in the Consolidated Statements of Operations as a discontinued operation.

    Income tax benefit in the first quarter of 2001 was $11.1 million versus an income tax provision of $0.4 million in 2000, reflecting an effective tax rate of 37.0% in 2001 versus 36.4% in 2000.

    The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts approximate 2% of total inventory.

SEGMENT RESULTS

    The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of interest expense and certain corporate governance costs). See Note 7 of the Notes to Consolidated Financial Statements for further information relating to these segments.

    Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes) have been included in the Borders segment; intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Other segment.

              (DOLLAR AMOUNTS IN MILLIONS)
              BORDERS                            APR. 29, 2001    APR. 23, 2000
                                                 -------------    -------------
              Sales                              $   500.6        $   449.5
              Net income (loss)                  $    (9.5)       $     4.7
              Net income (loss) as % of sales         (1.9)%            1.0%
              Depreciation and
                amortization  expense            $    15.4        $    14.9
              Interest expense                   $     2.8        $     2.7
              Store openings                             4                6
              Store count                              339              297
                                                 ---------        ---------

    The increase in Borders sales for the first 13 weeks of 2001 is primarily the result of new store openings and comparable store sales increases. Borders operated 339 and 297 stores at the end of the first quarter of 2001 and 2000, respectively, and experienced comparable store sales increases of 2.0% and 2.3% in the first quarter of 2001 and 2000, respectively.

    Net loss for the first quarter of 2001 primarily resulted from the writeoff of certain assets and inventory pursuant to the alliance with Ingram. Excluding the impact of these writeoffs, Borders generated net income of $8.6 million, or approximately 1.7% of sales. The increase in net income (excluding writeoffs) was the result of store openings and Borders' ability to leverage fixed costs over a larger sales base. The increase in net income as a percentage of sales (excluding writeoffs) was the result of lower store payroll expenses as a percentage of sales, partially offset by a lower gross margin percentage. The decreased gross margin percentage resulted from increased store occupancy expense as a percentage of sales.

    Depreciation and amortization expense increased in the first quarter of 2001 primarily as a result of the depreciation expense recognized on new stores' capital expenditures.

    Interest expense was essentially flat in the first 13 weeks of 2001 compared to the first 13 weeks of 2000.

    On April 11, 2001, the Company announced an agreement with Amazon.com, Inc. to re-launch Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com will be the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site. Borders.com will continue in its current format until the launch of the co-branded site planned in August 2001.

                  WALDENBOOKS                       APR. 29, 2001      APR. 23, 2000
                                                    -------------      -------------
                  Sales                               $  176.8         $  184.0
                  Net income (loss)                   $   (1.2)        $    1.4
                  Net income  (loss) as % of sales        (0.7)%            0.8%
                  Depreciation expense                $    5.0         $    5.8
                  Interest income                     $    7.0         $    6.5
                  Store Openings                             4                0
                  Store Closings                            11               17
                  Store Count                              862              887
                                                       -------          -------

    The decrease in Waldenbooks sales in the first quarter of 2001 is primarily the result of the decrease in store count coupled with a comparable store sales decrease of 1.8%.

    The net loss in the first quarter of 2001 resulted primarily from a decrease in gross margin. This was due to higher promotional, distribution and store occupancy costs as a percentage of sales resulting from the smaller store base and lower sales volume as compared to the prior year.

    Depreciation expense decreased in the first 13 weeks of 2001 primarily as a result of the decrease in store count and the impairment of 103 underperforming stores' leaseholds and fixtures in the fourth quarter of 2000.

    Interest income increased in the first quarter of 2001 as a result of Waldenbooks' continued positive cash flow in the years presented.

                   INTERNATIONAL                     APR. 29, 2001   APR. 23, 2000
                                                     -------------   -------------
                   Sales                             $   52.5         $   46.1
                   Net loss                          $    3.5         $    3.6
                   Net loss as % of sales                 6.7%             7.8%
                   Depreciation and amortization
                     expense                         $    2.2         $    2.0
                   Interest expense                  $    3.3         $    2.7
                   Superstore Store Openings                1                3
                   Superstore Store Count                  15               12
                   Books etc. Store Openings                1                1
                   Books etc. Store Closings                0                0
                   Books etc. Store Count                  32               28
                                                      -------          -------

    The increase in International sales for the first quarter of 2001 is primarily the result of new superstore openings and comparable store sales increases. In the first 13 weeks of 2001, the Company opened one additional store in the United Kingdom.

    Net loss for the first quarter of 2001 was essentially flat with the net loss of the first quarter of 2000. As a percentage of sales, however, net loss for the first quarter of 2001 decreased compared to the first quarter of 2000 due to fewer new store openings in the first quarter of 2001 compared to 2000, as well as increased operating income generated from the maturation of the prior years' store base.

    Depreciation and amortization expense increased in the first quarter of 2001 primarily as a result of the depreciation expense recognized on new stores' capital expenditures.

    Interest expense increased in the first 13 weeks in 2001 due to higher average borrowing levels necessary to finance investments in new stores.

                   OTHER              APR. 29, 2001    APR. 23, 2000
                                      -------------    -------------
                   Net loss           $  4.7           $  1.8
                   Interest expense   $  4.9           $  3.4
                                      ------           ------

    Net loss consists of various corporate governance costs and income. The net loss increased from the same period in the prior year primarily due to the settlement of the American Booksellers Association litigation, which totaled approximately $1.4 million after-tax. Interest expense represents corporate-level interest costs not charged to the Company's operating segments.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of information commerce technologies.

    Net cash used for continuing operations for the 13 weeks ended April 29, 2001, was $149.8 million as compared to $113.3 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of decreases in accounts payable, taxes payable, and accrued liabilities during the period.

    Net cash provided by discontinued operations represents the cash provided by operations of All Wound Up in the first 13 weeks of 2001. Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in the first 13 weeks of 2000.

    Net cash used for investing for the first 13 weeks of 2001 was $4.8 million as compared to $15.6 million in the first 13 weeks of 2000, and primarily represents capital expenditures for new stores.

    Net cash provided by financing in the first 13 weeks of 2001 was $166.3 versus $167.3 million in the first 13 weeks of 2000, resulting primarily from net borrowings under the Credit Facility and the issuance of common stock under the Company's employee benefit plans.

    The Company expects capital expenditures will decrease to approximately $110.0 to $120.0 million in 2001, resulting primarily from fewer domestic store openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information systems technology. The Company currently plans to open approximately 25 to 30 domestic Borders superstores and five to seven international stores in 2001. Average cash requirements for the opening of a domestic prototype Borders books and music superstore are $2.3 million, representing capital expenditures of $1.1 million, inventory requirements, net of related accounts payable, of $1.1 million and $0.1 million of pre-opening costs. The Company plans to lease new store locations predominantly under operating leases.

    The Company plans to execute its expansion plans for its Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Credit Facility. The Company believes funds generated from operations, borrowings under the Credit Facility and financing through the Lease Facility will be sufficient to fund its anticipated capital requirements for at least the next two to three years. As discussed below, the Credit and Lease Facilities expire in October 2002, but the Company expects to be able to successfully renew the Facilities. The Company believes that its borrowing costs may increase beginning in November 2002, if financial market conditions are unchanged.

    The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $77.2 million.

    The Company has a $472.8 million multicurrency credit agreement (the Credit Facility), which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares.

    The Company has a $175.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases that expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above.

    There were 32 and 40 properties financed through the Lease Facility, with a financed value of $123.0 and $163.1 million, as of April 29, 2001, and January 28, 2001, respectively. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

OTHER MATTERS

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The Company's Form 10-K Annual Report for the fiscal year ended January 28, 2001, describes pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. The status of such litigation has not changed in any material respect since the filing of the Company's Annual Report except that, in May 2001, Walden Book Company, Inc. settled the lawsuit brought by Lucky, Inc. for an amount that is not material.

    In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 5. OTHER INFORMATION

    As reported in its Form 10-K Annual Report for the fiscal year ended January 28, 2001, the Company and Borders entered into an agreement with Kmart Corporation ("Kmart") pursuant to which (i) the Company and Borders agreed to take certain actions in order to secure the release of up to 30 Kmart lease guarantees (including by providing substitute lease guarantees from the Company in certain cases and by assigning certain Borders' leases to Walden), and (ii) Kmart agreed that, if the Company and Borders were successful in their efforts to obtain the release of at least three out of a group of 10 designated Kmart lease guarantees and certain other conditions were satisfied, then the Lease Guaranty Agreement will be amended to eliminate most of the restrictions which are imposed on the Company by the Lease Guaranty Agreement. The Company and Borders have obtained the release of a sufficient number of Kmart lease guarantees, and the Lease Guaranty Agreement has been amended to eliminate most of such restrictions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)  Exhibits:

        10.44 First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation.

         99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(b)  Reports on Form 8-K:

         During the 13-week period ended April 29, 2001, one report was filed on Form 8-K under Item 7 - Financial Statements and Exhibits. This report was filed on April 13, 2001 (File No. 1-13740).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                                  (REGISTRANT)




Date:   June 13, 2001                    By: /s/ Edward W. Wilhelm
                                            ------------------------------------
                                              Edward W. Wilhelm
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


        10.44 First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation.

         99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.