Form 10-Q
period 2001-07-29
BORDERS GROUP INC
filed 2001-09-12
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________.

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
Yes     X         No
   ----------        ------------


              Title of Class                 Shares Outstanding As of
              --------------                    September 6, 2001
               Common Stock                     -----------------
                                                   81,310,181

                               BORDERS GROUP, INC.



                                      INDEX



Part I - Financial Information
------------------------------

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

     Item 3.       Quantitative and Qualitative Disclosures about
                   Market Risk                                                                       N/A

Part II - Other information
---------------------------

     Item 1.       Legal Proceedings                                                                  18

     Item 2.       Changes in Securities and Use of Proceeds                                         N/A

     Item 3.       Defaults Upon Senior Securities                                                   N/A

     Item 4.       Submission of Matters to a vote of                                                 18
                   Securityholders

     Item 5.       Other Information                                                                  19

     Item 6.       Exhibits and Reports on Form 8-K                                                   20


Signatures                                                                                            21

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)


                                                                                               13 WEEKS ENDED
                                                                                      JULY 29,                JULY 23,
                                                                                       2001                     2000
                                                                               ----------------------   ---------------------

Sales                                                                             $          739.8         $        698.4
Cost of merchandise sold, including
occupancy costs                                                                              553.7                  518.0
                                                                               ----------------------   ---------------------

Gross margin                                                                                 186.1                  180.4
Selling, general and administrative expenses                                                 179.9                  175.1
Pre-opening expense                                                                            1.5                    1.2
Goodwill amortization                                                                          0.6                    0.7
                                                                               ----------------------   ---------------------

Operating income                                                                               4.1                    3.4
Interest expense                                                                               4.0                    3.4
                                                                               ----------------------   ---------------------

Income from continuing operations before income tax                                            0.1                    -
Income tax provision                                                                         -                        -
                                                                               ----------------------   ---------------------

Income from continuing operations                                                              0.1                    -
Loss from discontinued operations, net of income tax credit of $1.1                          -                        1.6
                                                                               ----------------------   ---------------------
Net income (loss)                                                                 $            0.1         $         (1.6)
                                                                               ======================   =====================

EARNINGS (LOSS) PER COMMON SHARE DATA --
 Diluted earnings (loss) per common share:
       Continuing operations                                                      $          -             $         -
       Discontinued operations                                                               -                      (0.02)
                                                                               ----------------------   ---------------------
       Net diluted loss per common share                                          $          -             $        (0.02)
                                                                               ======================   =====================
   Diluted weighted average common shares
   outstanding (in thousands)                                                                82,994                 80,691
                                                                               ======================   =====================

   Basic earnings (loss) per common share:
       Continuing operations                                                      $          -             $         -
       Discontinued operations                                                               -                      (0.02)
                                                                               ----------------------   ---------------------
       Net basic loss per common share                                            $          -             $        (0.02)
                                                                               ======================   =====================

   Basic weighted average common shares                                                      80,455                 78,380
   outstanding (in thousands)                                                  ======================   =====================





           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.



                                      (1)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                                               26 WEEKS ENDED
                                                                                      JULY 29,                JULY 23,
                                                                                       2001                     2000
                                                                               ----------------------   ---------------------

Sales                                                                             $        1,469.7         $      1,378.0
Cost of merchandise sold, including
occupancy costs                                                                            1,098.8                1,021.8
Fulfillment center inventory writedowns                                                       12.7                    -
                                                                               ----------------------   ---------------------

Gross margin                                                                                 358.2                  356.2
Selling, general and administrative expenses                                                 358.3                  345.6
Legal settlement expense                                                                       2.4                    -
Pre-opening expense                                                                            2.3                    2.4
Asset impairments and other writedowns                                                        15.8                    -
Goodwill amortization                                                                          1.3                    1.4
                                                                               ----------------------   ---------------------

Operating income (loss)                                                                      (21.9)                   6.8
Interest expense                                                                               8.0                    5.7
                                                                               ----------------------   ---------------------

Income (loss) from continuing operations before income tax                                   (29.9)                   1.1
Income tax provision (benefit)                                                               (11.1)                   0.4
                                                                               ----------------------   ---------------------

Income (loss) from continuing operations                                                     (18.8)                   0.7
Loss from discontinued operations, net of income tax credit of $2.1                          -                        3.2
                                                                               ----------------------   ---------------------
Net loss                                                                          $          (18.8)        $         (2.5)
                                                                               ======================   =====================

EARNINGS (LOSS) PER COMMON SHARE DATA --
Diluted earnings (loss) per common share:
       Continuing operations                                                      $         (0.23)         $         0.01
       Discontinued operations                                                               -                      (0.04)
                                                                               ----------------------   ---------------------
       Net diluted loss per common share                                          $         (0.23)         $        (0.03)
                                                                               ======================   =====================

   Diluted weighted average common shares                                                    80,142                 80,424
   outstanding (in thousands)                                                  ======================   =====================

   Basic earnings (loss) per common share:
       Continuing operations                                                      $         (0.23)         $         0.01
       Discontinued operations                                                               -                      (0.04)
                                                                               ----------------------   ---------------------
       Net basic loss per common share                                            $         (0.23)         $        (0.03)
                                                                               ======================   =====================

   Basic weighted average common shares                                                      80,142                 78,171
   outstanding (in thousands)                                                  ======================   =====================




           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.



                                      (2)

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                        JULY 29,            JULY 23,          JANUARY 28,
                                                                         2001                2000                2001
                                                                     ----------------  ------------------  ------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                           $       59.8      $        51.5        $       59.1
   Merchandise inventories                                                  1,143.4            1,115.4             1,201.2
   Accounts receivable and other current assets                                99.6               70.2                74.8
                                                                     ----------------  ------------------  ------------------
         Total Current Assets                                               1,302.8            1,237.1             1,335.1
Property and equipment, net of accumulated depreciation of
   $543.0, $434.9 and $515.9 at July 29, 2001, July 23,
   2000, and January 28, 2001, respectively                                   532.4              559.3               562.3

Other assets and deferred charges                                              57.1               35.7                56.5

Goodwill, net of accumulated amortization of $54.4, $51.3 and
   $53.1 at July 29, 2001, July 23, 2000 and January 28, 2001,
   respectively                                                                90.5              113.6                93.2
                                                                     ----------------  ------------------  ------------------
         Total Assets                                                  $    1,982.8      $     1,945.7        $    2,047.1
                                                                     ================  ==================  ==================
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and capital lease obligations due within
     one year                                                          $      272.0      $       289.3        $      144.4
   Trade accounts payable                                                     515.2              538.2               623.6
   Accrued payroll and other liabilities                                      226.6              194.1               256.6
   Taxes, including income taxes                                               40.6               37.4                93.3
                                                                     ----------------  ------------------  ------------------
         Total Current Liabilities                                          1,054.4            1,059.0             1,117.9
Long-term debt and capital lease obligations                                   14.0               15.7                15.0
Other long-term liabilities                                                    71.5               68.7                67.7
                                                                     ----------------  ------------------  ------------------
         Total Liabilities                                                  1,139.9            1,143.4             1,200.6
                                                                     ----------------  ------------------  ------------------
Stockholders' Equity:
Common stock; 200,000,000 shares authorized; 80,941,413,
  78,455,228 and 78,649,501 issued and outstanding at July 29,
  2001, July 23, 2000, and January 28, 2001, respectively                    705.3               685.1               685.2
Officers receivable and deferred compensation                                 (0.2)               (1.3)               (1.0)
Accumulated other comprehensive loss                                         (13.7)               (5.7)               (8.0)
Retained earnings                                                            151.5               124.2               170.3
                                                                     ----------------  ------------------  ------------------
         Total Stockholders' Equity                                          842.9               802.3               846.5
                                                                     ----------------  ------------------  ------------------
         Total Liabilities & Stockholders' Equity                      $   1,982.8       $     1,945.7        $    2,047.1
                                                                     ================  ==================  ==================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                      (3)

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 26 WEEKS ENDED JULY 29, 2001
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                  DEFERRED          ACCUMULATED
                                                                COMPENSATION           OTHER
                                         COMMON STOCK            AND OFFICER      COMPREHENSIVE     RETAINED
                                     SHARES         AMOUNT       RECEIVABLES           LOSS         EARNINGS       TOTAL
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

BALANCE AT JANUARY 28, 2001          78,649,501    $    685.2   $         (1.0)   $          (8.0)  $    170.3   $    846.5
                                  --------------  ------------ ----------------  ----------------- ------------ ------------
Net loss                                     -            -                -                  -          (18.8)       (18.8)
Currency translation adjustment              -            -                -                 (3.1)         -           (3.1)
Cumulative effect of change in
  accounting method, net of tax              -            -                -                 (1.6)         -           (1.6)
Change in fair value of
  derivatives, net of tax                    -            -                -                 (1.0)         -           (1.0)
                                                                                                                ------------
Comprehensive income (loss)                                                                                           (24.5)
Issuance of common stock              2,729,265          21.3              -                  -            -           21.3
Repurchase and retirement of
  common stock                        (437,353)          (5.5)             -                  -            -           (5.5)
Change in receivable and
  deferred compensation                      -            -                0.8                -            -            0.8
Tax benefit of equity
compensation                                 -            4.3              -                  -            -            4.3
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

BALANCE AT JULY 29, 2001             80,941,413    $    705.3   $         (0.2)   $         (13.7)  $    151.5   $    842.9
                                  ==============  ============ ================  ================= ============ ============









See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.





                                      (4)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                      26 WEEKS ENDED
                                                                              JULY 29,              JULY 23,
                                                                               2001                   2000
                                                                         ------------------    -------------------

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income (loss) from continuing operations                               $        (18.8)        $          0.7
Adjustments to reconcile net income (loss) to operating cash flows:
   Depreciation and goodwill amortization                                            45.8                   46.2
   Decrease in deferred income taxes                                                   -                     -
   Change in other long-term assets and liabilities                                   3.0                    1.9
   Asset impairments and other writedowns                                            10.0                    -
   Cash provided by (used for) current assets and current liabilities:
     Decrease (increase) in inventories                                              56.5                  (36.9)
     Decrease in accounts payable                                                  (106.7)                 (38.7)
     Decrease in taxes payable                                                      (49.4)                 (41.2)
     Other, net                                                                     (58.0)                 (27.2)
                                                                         ------------------    -------------------
     Net cash used for continuing operations                                       (117.6)                 (95.2)
     Net cash provided by (used for) discontinued operations                          1.8                  (11.5)
                                                                         ------------------    -------------------
         Net cash used for operations                                              (115.8)                (106.7)
INVESTING
Capital expenditures                                                                (27.6)                 (51.5)
Net investing activities of discontinued operations                                    -                   (1.0)
                                                                         ------------------    -------------------
         Net cash used for investing                                                (27.6)                 (52.5)
FINANCING
Net funding from credit facility                                                    130.4                  161.5
Issuance of common stock                                                             21.3                    8.5
Repurchase of common stock                                                           (5.5)                  (3.0)
Other, net                                                                           (1.6)                   1.4
                                                                         ------------------    -------------------
         Net cash provided by financing                                             144.6                  168.4
Effect of exchange rates on cash and equivalents                                     (0.5)                   0.7
                                                                         ------------------    -------------------
NET INCREASE IN CASH AND EQUIVALENTS                                                  0.7                    9.9
Cash and equivalents at beginning of year                                            59.1                   41.6
                                                                         ------------------    -------------------
Cash and equivalents at end of period                                      $         59.8         $         51.5
                                                                         ==================    ===================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.





                                      (5)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 28, 2001.

    The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 29, 2001, the Company operated 362 superstores primarily under the Borders name, including 11 in the United Kingdom, three in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 855 mall-based and other bookstores primarily under the Waldenbooks name, and 32 bookstores under the Books etc. name in the United Kingdom. The Company also operated the Internet commerce site Borders.com through July 31, 2001. Effective August 1, 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site.

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






                                      (6)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


    Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against Borders in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The hearing on the motion to certify the action as a class action is scheduled for March 15, 2002. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

    The Company has not included any liability in its financial statements in connection with the lawsuits described above and has expensed as incurred all costs to date.

    In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity or financial position.

















                                      (7)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)



NOTE 3 - FINANCING

    Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility), which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $270.9 as of July 29, 2001 and $143.5 as of January 28, 2001.

    Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $127.0 outstanding under the Lease Facility as of July 29, 2001 and $163.1 as of January 28, 2001.

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

    The Company recognizes the fair value of its derivatives on the balance sheet. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest swap agreements are included in interest expense. During the quarter ended July 29, 2001, no unrealized after-tax net gains or losses related to interest rate swaps were recorded in other comprehensive income. As of July 29, 2001, $2.6 of net unrealized losses related to interest rate swaps was included in accumulated other comprehensive income, approximately $2.1 of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for the quarter ending July 29, 2001 was not material.




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



                                                      13 WEEKS ENDED                       26 WEEKS ENDED
                                                 JULY 29,         JULY 23,           JULY 29,          JULY 23,
                                                   2001             2000               2001              2000
                                              ---------------  ---------------    ---------------   ---------------

Sales:
     Borders                                     $     511.1      $    464.1         $  1,011.7        $     913.6
     Walden                                            175.6           186.2              352.4              370.2
     International                                      53.1            48.1              105.6               94.2
                                              ---------------  ---------------    ---------------   ---------------
Total sales                                      $     739.8      $    698.4         $  1,469.7        $   1,378.0
                                              ===============  ===============    ===============   ===============

Net income (loss):
     Borders                                     $       8.4      $      6.7         $     (1.1)       $      11.4
     Walden                                             (1.0)            0.3               (2.2)               1.7
     International                                      (4.4)           (3.8)              (7.9)              (7.4)
     Other                                              (2.9)           (3.2)              (7.6)              (5.0)
                                              ---------------  ---------------    ---------------   ---------------
Total continuing operations                              0.1             -                (18.8)               0.7
         Discontinued operations                         -               1.6                -                  3.2
                                              ---------------  ---------------    ---------------   ---------------
Total net income (loss)                          $       0.1      $     (1.6)        $    (18.8)       $      (2.5)
                                              ===============  ===============    ===============   ===============

                                                                                     JULY 29,          JULY 23,
                                                                                       2001              2000
                                                                                  ---------------   ---------------
Total assets:
     Borders                                                                         $  1,261.8        $   1,215.3
     Walden                                                                               402.9              408.2
     International                                                                        215.9              202.5
     Other                                                                                 90.3               85.0
                                                                                  ---------------   ---------------
Total continuing operations                                                             1,970.9            1,911.0
         Discontinued operations                                                           11.9               34.7
                                                                                  ---------------   ---------------
Total assets                                                                         $  1,982.8        $   1,945.7
                                                                                  ===============   ===============






                                      (10)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS EXCEPT PER COMMON SHARE DATA)


NOTE 8 - NEW ACCOUNTING GUIDANCE

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of the Statements will have the impact of eliminating the Company's goodwill amortization commencing in the first quarter of fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of January 28, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.










                                      (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 29, 2001, the Company operated 362 superstores primarily under the Borders name, including 11 in the United Kingdom, three in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 855 mall-based and other bookstores primarily under the Waldenbooks name, and 32 bookstores under the Books etc. name in the United Kingdom. The Company also operated the Internet commerce site Borders.com through July 31, 2001. Effective August 1, 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site.

    The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its Borders superstore operation in the United States and internationally, (ii) the continued focus on opportunistic store openings in its mall-based bookstore operations and expansion of its kiosk operations, (iii) the development of web-based commerce technologies which enhance the customer experience in-store, and (iv) disciplined management of expenses and working capital.

    The Company's second quarters of 2001 and 2000 consisted of the 13 weeks ended July 29, 2001 and July 23, 2000, respectively.

RESULTS OF OPERATIONS

    The following table presents the Company's consolidated statement of operations data, as a percentage of sales, for the periods indicated.


                                                             13 WEEKS ENDED               26 WEEKS ENDED
                                                       JULY 29, 2001 JULY 23, 2000  JULY 29, 2001 JULY 23, 2000
                                                       ------------- -------------  ------------- -------------

                         RESULTS OF OPERATIONS
                         Sales                             100.0%        100.0%         100.0%        100.0%
                         Cost of merchandise sold
                           (includes occupancy)             74.8          74.2           74.8          74.2
                         Fulfillment center
                           inventory writedowns               --            --            0.8            --
                                                           -----         -----          -----         -----
                         Gross margin                       25.2          25.8           24.4          25.8
                         Selling, general and
                           administrative expenses          24.3          25.1           24.4          25.1
                         Legal settlement expense             --            --            0.2            --
                         Pre-opening expense                 0.2           0.2            0.2           0.1
                         Goodwill amortization               0.1           0.1            0.1           0.1
                                                           -----         -----          -----         -----
                         Operating income (loss) before
                           asset impairments and
                           other writedowns                  0.6           0.4           (0.5)          0.5
                         Asset impairments and
                           other writedowns                   --            --            1.1            --
                                                           -----         -----          -----         -----
                         Operating income (loss)             0.6           0.4           (1.6)          0.5
                         Interest expense                    0.6           0.4            0.5           0.4
                                                           -----         -----          -----         -----
                         Income (loss) before income tax      --            --           (2.1)          0.1
                         Income tax                           --            --           (0.8)           --
                                                           -----         -----          ------        -----
                         Income (loss) from
                         continuing operations                --            --           (1.3)          0.1
                                                           -----         -----          ------        -----
                         Discontinued operations,
                           net of tax:
                         Loss from operations of All
                           Wound Up                           --           0.2             --           0.3
                         Net income (loss)                    --%         (0.2)%         (1.3)%        (0.2)%
                                                           -----         -----          ------        -----








                                      (12)

CONSOLIDATED RESULTS

    Consolidated sales increases in fiscal 2001 resulted primarily from the opening of new Borders superstores and Borders' comparable store sales increases.

    Consolidated gross margin decreased as a percentage of sales in the second quarter of 2001 compared to the prior year. The decrease primarily resulted from increased store occupancy expenses as a percentage of sales, particularly for the Borders segment. For the 26 weeks ended July 29, 2001, gross margin as a percentage of sales also decreased compared to the prior year. The decrease primarily resulted from a $12.7 million pre-tax charge for the writedown of inventory affected by the Company's agreement with Ingram Book Company ("Ingram"). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order sales. The agreement included the sale to Ingram a large percentage of the book inventory housed in the Company's fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Also contributing to the lower gross margin percentage for the 26 weeks ended July 29, 2001 were increased store occupancy expenses as a percentage of sales and incremental promotional costs incurred by Waldenbooks.

    Consolidated selling, general and administrative expenses decreased as a percentage of sales in 2001 compared to the prior year, primarily the result of strong expense control. In particular, Borders' store payroll as a percentage of sales decreased for both the 13 and 26 weeks ending July 29, 2001.

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

    Interest expense increased as a percentage of sales in 2001 compared to the prior year as a result of higher consolidated borrowing levels.

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











                                      (13)

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



                                                                 13 WEEKS ENDED                 26 WEEKS ENDED
                      (DOLLAR AMOUNTS IN MILLIONS)
                      BORDERS                            JULY 29, 2001 JULY 23, 2000    JULY 29, 2001 JULY 23, 2000
                                                         ------------- -------------    ------------- -------------
                      Sales                              $   511.1     $   464.1        $ 1,011.7     $   913.6
                      Net income (loss)                  $     8.4     $     6.7        $    (1.1)    $    11.4
                      Net income (loss) as % of sales          1.6%          1.4%            (0.1)%         1.2%
                      Depreciation and
                        amortization  expense            $    16.5     $    15.6        $    31.9     $    30.5
                      Interest expense                   $     3.0     $     3.2        $     5.8     $     5.9
                      Store openings                             6             9               10            15
                      Store count                              345           306              345           306
                                                         ---------     ---------        ---------     ---------



    The increases in Borders sales in 2001 compared to the prior year are primarily the result of new store openings and comparable store sales increases. Borders operated 345 and 306 stores at the end of the second quarter of 2001 and 2000, respectively, and experienced comparable store sales increases of 2.0% in the second quarter of 2001. The comparable store sales increase for the 26 weeks ended July 29, 2001 was also 2.0%.

    For the second quarter of 2001, Borders generated net income of $8.4 million, or approximately 1.6% of sales. The increase in net income compared to the prior year was the result of store openings and Borders' ability to leverage fixed costs over a larger sales base. The increase in net income as a percentage of sales was the result of lower store payroll expenses as a percentage of sales, partially offset by a lower gross margin percentage. The decreased gross margin percentage resulted from increased store occupancy expense as a percentage of sales. For the 26 weeks ended July 29, 2001, the net loss of $1.1 million primarily resulted from the first quarter writeoff of certain assets and inventory pursuant to the alliance with Ingram. Excluding the impact of these writeoffs, Borders generated net income of $17.0 million, or approximately 1.7% of sales. The factors responsible for the increase in net income as a percentage of sales for the second quarter of 2001 also drove the increase for the 26 weeks ended July 29, 2001.

    Depreciation and amortization expense increased in 2001 compared to the prior year primarily as a result of the depreciation expense recognized on new stores' capital expenditures.

    Interest expense was essentially flat in 2001 compared to the prior year.




                                                                      13 WEEKS ENDED                     26 WEEKS ENDED

                     WALDENBOOKS                              JULY 29, 2001    JULY 23, 2000     JULY 29, 2001   JULY 23, 2000
                                                              -------------    -------------     -------------   -------------
                     Sales                                    $ 175.6          $ 186.2           $ 352.4          $ 370.2
                     Net income (loss)                        $  (1.0)         $   0.3           $  (2.2)         $   1.7
                     Net income  (loss) as % of sales            (0.6)%            0.2%             (0.6)%            0.5%
                     Depreciation expense                     $   4.5          $   5.8           $   9.5          $  11.6
                     Interest income                          $   6.6          $   6.3           $  13.6          $  12.8
                     Store Openings                                 0                5                 4                5
                     Store Closings                                 7                1                18               18
                     Store Count                                  855              891               855              891
                                                              -------          -------           -------          -------


    The decreases in Waldenbooks sales in 2001 compared to the prior year are primarily the result of the decrease in store count coupled with comparable store sales decreases of 5.5% and 3.8% for the 13 and 26 weeks ended July 29, 2001, respectively.



                                      (14)

    The net loss in 2001 (for both the 13 and 26 weeks ended July 29, 2001) resulted primarily from a decrease in gross margin from the prior year. This was due to higher promotional, distribution and store occupancy costs as a percentage of sales resulting from the smaller store base and lower sales volume as compared to the prior year.

    Depreciation expense decreased in 2001 (for both the 13 and 26 weeks ended July 29, 2001) primarily as a result of the decrease in store count and the impairment of 103 underperforming stores' leaseholds and fixtures in the fourth quarter of 2000.

    Interest income increased in 2001 as a result of Waldenbooks' continued positive cash flow in the periods presented.




                                                                         13 WEEKS ENDED                   26 WEEKS ENDED

                    INTERNATIONAL                              JULY 29,  2001   JULY  23, 2000    JULY 29, 2001  JULY 23, 2000
                                                               --------------   --------------    -------------  -------------
                    Sales                                      $  53.1          $  48.1           $ 105.6        $  94.2
                    Net loss                                   $   4.4          $   3.8           $   7.9        $   7.4
                    Net loss as % of sales                         8.3%             7.9%              7.5%           7.9%
                    Depreciation and amortization expense      $   2.2          $   2.1           $   4.4        $   4.1
                    Interest expense                           $   3.3          $   2.9           $   6.6        $   5.6
                    Superstore Store Openings                        2                1                 3              4
                    Superstore Store Count                          17               13                17             13
                    Books etc. Store Openings                        0                2                 1              3
                    Books etc. Store Closings                        0                0                 0              0
                    Books etc. Store Count                          32               30                32             30
                                                               -------          -------           -------        -------



    The increases in International sales in 2001 compared to the prior year resulted from new superstore openings and comparable store sales increases.

    Net loss and net loss as a percentage of sales increased in the second quarter of 2001 primarily due to the opening of one more store than in the second quarter of 2000. For the 26 weeks ended July 29, 2001, net loss as a percentage of sales decreased compared to the prior year due to increased operating income generated from the maturation of the prior year's store base.

    Depreciation and amortization expense remained essentially flat in 2001 compared to the prior year.

    Interest expense increased in 2001 compared to the prior year due to higher average borrowing levels necessary to finance investments in new stores.



                                              13 WEEKS ENDED               26 WEEKS ENDED

                   OTHER              JULY 29, 2001 JULY 23, 2000  JULY 29, 2001 JULY 23,2000
                                      ------------- -------------  ------------- ------------
                   Net loss           $  2.9        $  3.2         $  7.6        $  5.0
                   Interest expense   $  4.3        $  3.6         $  9.2        $  7.0
                                      ------        ------         ------        ------


    Net loss consists of various corporate governance costs and income. The net loss for the second quarter of 2001 decreased from the same period in the prior year primarily due to lower legal expenses relating to the American Booksellers Association litigation, which was settled in the first quarter of 2001. The net loss for the 26 weeks ended July 29, 2001 increased from the prior year due to the settlement cost of the American Booksellers Association litigation, which totaled approximately $1.4 million after-tax. Interest expense represents corporate-level interest costs not charged to the Company's operating segments. Higher average borrowing levels for the 13 and 26 weeks ended July 29, 2001 resulted in increased interest expense compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of information commerce technologies.

    Net cash used for continuing operations for the 26 weeks ended July 29, 2001, was $117.6 million as compared to $95.2 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects




                                      (15)
operating results net of non-cash depreciation and amortization expense and a decrease in inventories. Operating cash outflows for the period were primarily the result of decreases in accounts payable, taxes payable, and accrued liabilities during the period.

    Net cash provided by discontinued operations represents the cash provided by operations of All Wound Up in the first 26 weeks of 2001. Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in the first 26 weeks of 2000.

    Net cash used for investing for the first 26 weeks of 2001 was $27.6 million as compared to $52.5 million in the first 26 weeks of 2000, and primarily represents capital expenditures for new stores.

    Net cash provided by financing in the first 26 weeks of 2001 was $144.6 million versus $168.4 million in the first 26 weeks of 2000, resulting primarily from net borrowings under the Credit Facility and the issuance of common stock under the Company's employee benefit plans.

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

    There were 33 and 40 properties financed through the Lease Facility, with a financed value of $127.0 million and $163.1 million, as of July 29, 2001, and January 28, 2001, respectively. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

    The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $85.7 million.



                                      (16)

OTHER MATTERS

    NEW ACCOUNTING GUIDANCE

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of the Statements will have the impact of eliminating the Company's goodwill amortization commencing in the first quarter of fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of January 28, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    SPROUT, INC.

    Sprout, Inc., a digital book wholesaler in which the Company held a minority interest, was dissolved. As a result, the Company's minority interest was written off in the fourth quarter of fiscal 2000. This write-off was not material to the Company's financial position or results of operations.

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





                                      (17)

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

    The Company's Form 10-K Annual Report for the fiscal year ended January 28, 2001, describes pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. The status of such litigation has not changed in any material respect during the period covered by this Report. The hearing on the motion to certify as a class action the lawsuit relating to overtime pay initially instituted by Marissa Everett and Terry Blagsvedt in Superior Court of California is scheduled for March 15, 2002.

    In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    The following actions were taken at the Annual Meeting of the Company held on May 17, 2001, with the votes on such matters being as indicated below:

    1. The following individuals were elected to serve as directors for one year terms expiring in 2002:

                                                                      Authority
Name                                         For                      Withheld
----                                         ---                      --------

Joel J. Cohen                            72,048,914 Shares            2,221,100
Robert F. DiRomualdo                     72,063,349 Shares            2,206,665
Peter R. Formanek                        72,074,493 Shares            2,195,521
Gregory P. Josefowicz                    72,071,532 Shares            2,198,482
Victor L. Lund                           72,073,496 Shares            2,196,518
Edna Greene Medford                      72,054,987 Shares            2,215,027
George Mrkonic                           72,049,939 Shares            2,220,075
Larry Pollock                            72,039,885 Shares            2,230,129
Beth Pritchard                           68,249,795 Shares            6,020,219



    2. The amendment the Borders Group, Inc. Stock Option Plan to extend the term of the Plan until December 31, 2005 was approved and adopted:



                For                        Against                       Abstain                 Non-votes
                ---                        -------                       -------                 ---------

         40,529,074                         16,569,749                 183,401                   16,987,790











                                      (18)

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


















                                      (19)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)  Exhibits:

          99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(b)  Reports on Form 8-K:

          None





















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

                               BORDERS GROUP, INC.
                               -------------------
                                  (REGISTRANT)




Date:    September 12, 2001               By: /s/ Edward W. Wilhelm
                                              ---------------------------------
                                              Edward W. Wilhelm
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)












                                      (21)

                                 Exhibit Index



Exhibit No.                       Description

      99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 -- "Safe Harbor" for Forward-Looking Statements.