Form 10-Q
period 2001-10-28
BORDERS GROUP INC
filed 2001-12-11
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2001

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

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
Yes       X           No
   --------------       --------------

           Title of Class                       Shares Outstanding As of
           --------------                           December 5, 2001
            Common Stock                            ----------------
                                                       81,487,380

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

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                                              13 WEEKS ENDED

                                                                                    OCTOBER 28,             OCTOBER 22,
                                                                                       2001                     2000
                                                                               ----------------------   ---------------------
Sales                                                                             $          713.7         $        701.1
Cost of merchandise sold, including
     occupancy costs                                                                         534.0                  523.8
                                                                               ----------------------   ---------------------

Gross margin                                                                                 179.7                  177.3
Selling, general and administrative expenses                                                 177.9                  174.3
Pre-opening expense                                                                            2.5                    2.3
Goodwill amortization                                                                          0.7                    0.7
                                                                               ----------------------   ---------------------

Operating loss                                                                                (1.4)                   -
Interest expense                                                                               3.5                    4.1
                                                                               ----------------------   ---------------------

Loss from continuing operations before income tax                                             (4.9)                  (4.1)
Income tax provision (benefit)                                                                (1.8)                  (1.5)
                                                                               ----------------------   ---------------------

Loss from continuing operations                                                               (3.1)                  (2.6)
Loss from discontinued operations, net of income tax credit of $1.5                           -                       2.4
                                                                               ----------------------   ---------------------
Net loss                                                                          $           (3.1)        $         (5.0)
                                                                               ======================   =====================

EARNINGS (LOSS) PER COMMON SHARE DATA --
   Diluted earnings (loss) per common share:
       Continuing operations                                                      $          (0.04)        $        (0.03)
       Discontinued operations                                                                -                     (0.03)
                                                                               ----------------------   ---------------------
       Net diluted loss per common share                                          $          (0.04)        $        (0.06)
                                                                               ======================   =====================
   Diluted weighted average common shares
   outstanding (in thousands)                                                               81,184                 78,579
                                                                               ======================   =====================

   Basic earnings (loss) per common share:
       Continuing operations                                                      $          (0.04)        $        (0.03)
       Discontinued operations                                                                -                     (0.03)
                                                                               ----------------------   ---------------------
       Net basic loss per common share                                            $          (0.04)        $        (0.06)
                                                                               ======================   =====================
   Basic weighted average common shares
   outstanding (in thousands)                                                               81,184                 78,579
                                                                               ======================   =====================

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.


                                      (1)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                                              39 WEEKS ENDED

                                                                                    OCTOBER 28,             OCTOBER 22,
                                                                                       2001                     2000
                                                                               ----------------------   ---------------------
Sales                                                                             $        2,183.4         $      2,079.1
Cost of merchandise sold, including
     occupancy costs                                                                       1,632.8                1,545.6
Fulfillment center inventory writedowns                                                       12.7                    -
                                                                               ----------------------   ---------------------

Gross margin                                                                                 537.9                  533.5
Selling, general and administrative expenses                                                 536.2                  519.9
Legal settlement expense                                                                       2.4                    -
Pre-opening expense                                                                            4.8                    4.7
Asset impairments and other writedowns                                                        15.8                    -
Goodwill amortization                                                                          2.0                    2.1
                                                                               ----------------------   ---------------------

Operating income (loss)                                                                      (23.3)                   6.8
Interest expense                                                                              11.5                    9.8
                                                                               ----------------------   ---------------------

Loss from continuing operations before income tax                                            (34.8)                  (3.0)
Income tax provision (benefit)                                                               (12.9)                  (1.1)
                                                                               ----------------------   ---------------------

Loss from continuing operations                                                              (21.9)                  (1.9)
Loss from discontinued operations, net of income tax credit of $3.6                          -                        5.6
                                                                               ----------------------   ---------------------
Net loss                                                                          $          (21.9)        $         (7.5)
                                                                               ======================   =====================

EARNINGS (LOSS) PER COMMON SHARE DATA --
   Diluted earnings (loss) per common share:
       Continuing operations                                                      $          (0.27)        $        (0.02)
       Discontinued operations                                                                -                     (0.07)
                                                                               ----------------------   ---------------------
       Net diluted loss per common share                                          $          (0.27)        $        (0.09)
                                                                               ======================   =====================
   Diluted weighted average common shares
   outstanding (in thousands)                                                               80,489                 78,307
                                                                               ======================   =====================

   Basic earnings (loss) per common share:
       Continuing operations                                                      $          (0.27)        $        (0.02)
       Discontinued operations                                                                -                     (0.07)
                                                                               ----------------------   ---------------------
       Net basic loss per common share                                            $          (0.27)        $        (0.09)
                                                                               ======================   =====================
   Basic weighted average common shares
   outstanding (in thousands)                                                               80,489                 78,307
                                                                               ======================   =====================

           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements.

                                      (2)

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 OCTOBER 28,         OCTOBER 22,         JANUARY 28,
                                                                    2001                2000                2001
                                                              ------------------  ------------------  ------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                    $        62.1       $        56.4        $       59.1
   Merchandise inventories                                            1,405.0             1,386.5             1,201.2
   Accounts receivable and other current assets                          75.2                78.4                74.8
                                                              ------------------  ------------------  ------------------
         Total Current Assets                                         1,542.3             1,521.3             1,335.1
Property and equipment, net of accumulated depreciation of
   $561.3, $456.8 and $515.9 at October 28, 2001, October
   22, 2000, and January 28, 2001, respectively                         533.8               566.4               562.3
Other assets and deferred charges                                        57.2                35.3                56.5
Goodwill, net of accumulated amortization of $55.1, $52.2
   and $53.1 at October 28, 2001, October 22, 2000 and
   January 28, 2001, respectively                                        90.3               110.2                93.2
                                                              ------------------  ------------------  ------------------
         Total Assets                                           $     2,223.6       $     2,233.2        $    2,047.1
                                                              ==================  ==================  ==================
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term  debt and capital lease  obligations due within
     one year                                                   $       279.4       $       386.7        $      144.4
   Trade accounts payable                                               789.1               754.1               623.6
   Accrued payroll and other liabilities                                188.2               183.5               256.6
   Taxes, including income taxes                                         36.2                30.0                93.3
                                                              ------------------  ------------------  ------------------
         Total Current Liabilities                                    1,292.9             1,354.3             1,117.9
Long-term debt and capital lease obligations                             13.8                15.6                15.0
Other long-term liabilities                                              73.1                70.1                67.7
                                                              ------------------  ------------------  ------------------
         Total Liabilities                                            1,379.8             1,440.0             1,200.6
                                                              ------------------  ------------------  ------------------
Stockholders' Equity:
Common stock; 200,000,000 shares authorized; 81,307,005,
   78,501,289 and 78,649,501 issued and outstanding at October
   28, 2001, October 22, 2000, and January 28, 2001,
   respectively                                                         711.2               684.0               685.2
Officers receivable and deferred compensation                            (0.5)               (1.2)               (1.0)
Accumulated other comprehensive loss                                    (15.3)               (8.8)               (8.0)
Retained earnings                                                       148.4               119.2               170.3
                                                              ------------------  ------------------  ------------------
         Total Stockholders' Equity                                     843.8               793.2               846.5
                                                              ------------------  ------------------  ------------------
         Total Liabilities & Stockholders' Equity               $     2,223.6       $     2,233.2        $    2,047.1
                                                              ==================  ==================  ==================

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                                      (3)

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 39 WEEKS ENDED OCTOBER 28, 2001
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                  DEFERRED          ACCUMULATED

                                                                COMPENSATION           OTHER

                                         COMMON STOCK            AND OFFICER      COMPREHENSIVE     RETAINED

                                     SHARES         AMOUNT       RECEIVABLES           LOSS         EARNINGS       TOTAL
                                  --------------  ------------ ----------------  ----------------- ------------ ------------
BALANCE AT JANUARY 28, 2001          78,649,501    $    685.2   $         (1.0)   $          (8.0)  $    170.3   $    846.5
                                  --------------  ------------ ----------------  ----------------- ------------ ------------
Net loss                                      -             -                -                  -        (21.9)       (21.9)

Currency translation adjustment               -             -                -               (3.0)           -         (3.0)
Cumulative effect of change in
  accounting method, net of tax               -             -                -               (1.6)           -         (1.6)
Change in fair value of
  derivatives, net of tax                     -             -                -               (2.7)           -         (2.7)
                                                                                                                ------------
Comprehensive income (loss)                                                                                           (29.2)

Issuance of common stock              3,148,644          27.5                -                  -            -         27.5
Repurchase and retirement of
  common stock                         (491,140)         (7.0)               -                  -            -         (7.0)
Change in receivable and
  deferred compensation                       -             -              0.5                  -            -          0.5
Tax benefit of equity
  compensation                                -           5.5                -                  -            -          5.5
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

BALANCE AT OCTOBER 28, 2001          81,307,005    $    711.2   $         (0.5)   $         (15.3)  $    148.4   $    843.8
                                  ==============  ============ ================  ================= ============ ============







           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.


                                      (4)

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                      39 WEEKS ENDED
                                                                            OCTOBER 28,            OCTOBER 22,
                                                                               2001                   2000
                                                                         ------------------    -------------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net loss from continuing operations                                        $        (21.9)        $         (1.9)
Adjustments to reconcile net loss to operating cash flows:
   Depreciation and goodwill amortization                                            69.1                   69.2
   Change in other long-term assets and liabilities                                   4.5                    4.9
   Asset impairments and other writedowns                                            10.0                    -
   Cash provided by (used for) current assets and current liabilities:
     Increase in inventories                                                       (204.5)                (307.7)
     Decrease in accounts payable                                                   166.5                  179.3
     Decrease in taxes payable                                                      (52.6)                 (47.4)
     Other, net                                                                     (73.7)                 (45.2)
                                                                         ------------------    -------------------
     Net cash used for continuing operations                                       (102.6)                (148.8)
     Net cash provided by (used for) discontinued operations                          1.9                  (19.5)
                                                                         ------------------    -------------------
         Net cash used for operations                                              (100.7)                (168.3)

INVESTING
Capital expenditures                                                                (56.9)                 (84.1)
Disposition of property and equipment                                                 5.6                    -
Net investing activities of discontinued operations                                   -                    (1.7)
                                                                         ------------------    -------------------
         Net cash used for investing                                                (51.3)                 (85.8)

FINANCING
Net funding from credit facility                                                    137.2                  263.8
Issuance of common stock                                                             27.5                   11.6
Repurchase of common stock                                                           (7.0)                  (7.2)
Other, net                                                                           (2.1)                   0.9
                                                                         ------------------    -------------------
         Net cash provided by financing                                             155.6                  269.1
Effect of exchange rates on cash and equivalents                                     (0.6)                  (0.2)
                                                                         ------------------    -------------------
NET INCREASE IN CASH AND EQUIVALENTS                                                  3.0                   14.8
Cash and equivalents at beginning of year                                            59.1                   41.6
                                                                         ------------------    -------------------
Cash and equivalents at end of period                                      $         62.1         $         56.4
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

    The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 28, 2001, the Company operated 374 superstores primarily under the Borders name, including 11 in the United Kingdom, five in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 856 mall-based and other bookstores primarily under the Waldenbooks name, and 34 bookstores under the Books etc. name in the United Kingdom. The Company also operated the Internet commerce site Borders.com through July 31, 2001. Effective August 1, 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site.

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




                                      (6)

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


    Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against Borders in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys fees and such other relief as the court deems proper. The hearing on the motion to certify the action as a class action has been rescheduled for April 19, 2002. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

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

NOTE 3 - FINANCING

    Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility), which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company's option. The Credit Facility contains operating covenants which limit the Company's ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $278.3 as of October 28, 2001 and $143.5 as of January 28, 2001.

    Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third party lender for up to 95% of a project cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $132.1 outstanding under the Lease Facility as of October 28, 2001 and $163.1 as of January 28, 2001.


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

    The Company recognizes the fair value of its derivatives on the balance sheet. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest swap agreements are included in interest expense. During the quarter ended October 28, 2001, no unrealized after-tax net gains or losses related to interest rate swaps were recorded in other comprehensive income. As of October 28, 2001, $4.3 of net unrealized losses related to interest rate swaps was included in accumulated other comprehensive income, approximately $3.9 of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for the quarter ending October 28, 2001 was not material.


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

                                                      13 WEEKS ENDED                       39 WEEKS ENDED
                                                OCTOBER 28,      OCTOBER 22,        OCTOBER 28,       OCTOBER 22,
                                                   2001             2000               2001              2000
                                              ---------------  ---------------    ---------------   ---------------
Sales:
     Borders                                     $     480.6      $    464.3         $  1,492.3        $   1,377.9
     Walden                                            173.8           185.3              526.2              555.5
     International                                      59.3            51.5              164.9              145.7
                                              ---------------  ---------------    ---------------   ---------------
Total sales                                      $     713.7      $    701.1         $  2,183.4        $   2,079.1
                                              ===============  ===============    ===============   ===============

Net income (loss):
     Borders                                     $       4.1      $      2.6         $      3.0        $      14.0
     Walden                                             (1.3)            1.1               (3.5)               2.8
     International                                      (3.1)           (3.8)             (11.0)             (11.2)
     Other                                              (2.8)           (2.5)             (10.4)              (7.5)
                                              ---------------  ---------------    ---------------   ---------------
Total continuing operations                             (3.1)           (2.6)             (21.9)              (1.9)
         Discontinued operations                         -               2.4                -                  5.6
                                              ---------------  ---------------    ---------------   ---------------
Total net loss                                   $      (3.1)     $     (5.0)        $    (21.9)       $      (7.5)
                                              ===============  ===============    ===============   ===============

                                                                                   OCTOBER 28,       OCTOBER 22,
                                                                                       2001              2000
                                                                                  ---------------   ---------------
Total assets:
     Borders                                                                         $  1,396.1        $   1,378.3
     Walden                                                                               492.8              527.5
     International                                                                        233.7              204.3
     Other                                                                                 88.8               84.6
                                                                                  ---------------   ---------------
Total continuing operations                                                             2,211.4            2,194.7
         Discontinued operations                                                           12.2               38.5
                                                                                  ---------------   ---------------
Total assets                                                                         $  2,223.6        $   2,233.2
                                                                                  ===============   ===============



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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of the Statements will have the impact of eliminating the Company's goodwill amortization commencing in the first quarter of fiscal 2002. The Company has not yet determined what the effect of this new rule will be on the earnings and financial position of the Company.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001.

    The Company expects to adopt FAS 144 beginning in the first quarter of fiscal 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

NOTE 9 - EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001

    As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store's sales and net income for the 13 and 39 weeks ended October 28, 2001 was not material to the consolidated results as a whole.

    The Company was fully insured for the cost of the assets destroyed at the store. Inventory of $3.5, fixed assets of $5.6, and accounts receivable and other of $0.9 have been removed from the accounts, offset by an insurance recovery to date of $10.0. In addition, the Company expects to recover additional property amounts and lost income for up to 24 months from business interruption insurance coverage, which will be recognized when collection of such recoveries is assured.


                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 28, 2001, the Company operated 374 superstores primarily under the Borders name, including 11 in the United Kingdom, five in Australia, and one each in Singapore, New Zealand, and Puerto Rico. The Company also operated 856 mall-based and other bookstores primarily under the Waldenbooks name, and 34 bookstores under the Books etc. name in the United Kingdom. The Company also operated the Internet commerce site Borders.com through July 31, 2001. Effective August 1, 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com's e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site.

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

    The Company's third quarters of 2001 and 2000 consisted of the 13 weeks ended October 28, 2001 and October 22, 2000, respectively.

RESULTS OF OPERATIONS

    The following table presents the Company's consolidated statement of operations data, as a percentage of sales, for the periods indicated.

                                                     13 WEEKS ENDED                       39 WEEKS ENDED
                                            OCTOBER 28, 2001  OCTOBER 22, 2000   OCTOBER 28, 2001  OCTOBER 22, 2000
                                            ----------------  ----------------   ----------------  ----------------
              RESULTS OF OPERATIONS
              Sales                             100.0%            100.0%             100.0%            100.0%
              Cost of merchandise sold
                (includes occupancy)             74.8              74.7               74.8              74.3
              Fulfillment center
                inventory writedowns               --                --                0.6                --
                                                -----             -----              -----             -----
              Gross margin                       25.2              25.3               24.6              25.7
              Selling, general and
                administrative expenses          24.9              24.9               24.6              25.0
              Legal settlement expense             --                --                0.1                --
              Pre-opening expense                 0.4               0.3                0.2               0.2
              Goodwill amortization               0.1               0.1                0.1               0.1
                                                -----             -----              -----             -----
              Operating income (loss) before
                asset impairments and
                other writedowns                 (0.2)               --               (0.4)              0.4
              Asset impairments and
                other writedowns                   --                --                0.7                --
                                                -----             -----              -----             -----
              Operating income (loss)            (0.2)               --               (1.1)              0.4
              Interest expense                    0.5               0.6                0.5               0.5
                                                -----             -----              -----             -----
              Loss before income tax             (0.7)             (0.6)              (1.6)             (0.1)
              Income tax benefit                 (0.3)             (0.2)              (0.6)             (0.1)
                                                ------            ------             ------            ------
              Loss from continuing
                operations                       (0.4)             (0.4)              (1.0)               --
                                                ------            ------             ------            -----
              Discontinued operations,
                net of tax:
              Loss from operations of All
                Wound Up                           --               0.3                 --               0.3
              Net loss                           (0.4)%            (0.7)%             (1.0)%            (0.3)%
                                                ------            ------             ------            ------



                                      (11)

CONSOLIDATED RESULTS

    Consolidated sales increases in both the 13 and 39 weeks ended October 28, 2001 resulted primarily from the opening of new Borders superstores.

    Consolidated gross margin as a percentage of sales remained essentially flat in the third quarter of 2001 compared to the prior year. For the 39 weeks ended October 28, 2001, gross margin as a percentage of sales decreased compared to the prior year. The decrease primarily resulted from a $12.7 million pre-tax charge for the writedown of inventory affected by the Company's agreement with Ingram Book Company ("Ingram"). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram will provide book fulfillment services for the Company's special order sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company's fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Also contributing to the lower gross margin percentage for the 39 weeks ended October 28, 2001 were increased store occupancy expenses as a percentage of sales.

    Consolidated selling, general and administrative expenses as a percentage of sales remained flat in the third quarter of 2001 compared to the prior year. Consolidated selling, general and administrative expenses decreased as a percentage of sales for the 39 weeks ended October 28, 2001 compared to the prior year primarily as a result of strong expense control. In particular, Borders store payroll costs and advertising costs decreased as a percentage of sales.

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

    Interest expense remained essentially flat as a percentage of sales in both the 13 and 39 weeks ended October 28, 2001 compared to the prior year.

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

    As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store's sales and net income for the 13 and 39 weeks ended October 28, 2001 was not material to the consolidated results as a whole.

    The Company was fully insured for the cost of the assets destroyed at the store. Inventory of $3.5, fixed assets of $5.6, and accounts receivable and other of $0.9 have been removed from the accounts, offset by an insurance recovery to date of $10.0. In addition, the Company expects to recover additional property amounts and lost income for up to 24 months from business interruption insurance coverage, which will be recognized when collection of such recoveries is assured.



                                      (12)

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

                                                           13 WEEKS ENDED                       39 WEEKS ENDED

               (DOLLAR AMOUNTS IN MILLIONS)
               BORDERS                           OCTOBER 28, 2001  OCTOBER 22, 2000   OCTOBER 28, 2001  OCTOBER 22, 2000
                                                 ----------------  ----------------   ----------------  ----------------
               Sales                               $   480.6         $   464.3          $ 1,492.3         $ 1,377.9
               Net income                          $     4.1         $     2.6          $     3.0         $    14.0
               Net income as % of sales                  0.9%              0.6%               0.2%              1.0%
               Depreciation and
                 amortization expense              $    16.3         $    14.8          $    48.2         $    45.3
               Interest expense                    $     2.7         $     3.5          $     8.5         $     9.4
               Store Openings                             11                17                 21                32
               Store Closings                              1                 -                  1                 -
               Store Count                               355               323                355               323
                                                   ---------         ---------          ---------         ---------

    The increases in Borders sales in 2001 compared to the prior year are primarily the result of new store openings. Borders operated 355 and 323 stores at the end of the third quarter of 2001 and 2000, respectively, and experienced comparable store sales decrease of 0.2% in the third quarter of 2001. The comparable store sales increase for the 39 weeks ended October 28, 2001 was 1.2%.

    For the third quarter of 2001, Borders generated net income of $4.1 million, or approximately 0.9% of sales. The increase in net income compared to the prior year was the result of store openings and Borders' ability to leverage fixed costs over a larger sales base. The increase in net income as a percentage of sales was the result of a reduction in Borders.com operating expenses in conjunction with the agreement with Amazon.com and lower store payroll expenses as a percentage of sales. For the 39 weeks ended October 28, 2001, the decrease in net income primarily resulted from the first quarter writeoff of certain assets and inventory pursuant to the alliance with Ingram. Net income decreased as a percentage of sales for the 39 weeks ended October 28, 2001, compared to the prior year primarily due to operating agreement with Amazon.com and the alliance with Ingram.

    Depreciation and amortization expense increased in 2001 compared to the prior year primarily as a result of the depreciation expense recognized on new stores' capital expenditures.

    Interest expense decreased in 2001 compared to the prior year primarily as a result of decreased borrowing needs.

                                                          13 WEEKS ENDED                     39 WEEKS ENDED
               WALDENBOOKS                     OCTOBER 28, 2001  OCTOBER 22, 2000  OCTOBER 28, 2001  OCTOBER 22, 2000
                                               ----------------  ----------------  ----------------  ----------------
               Sales                             $  173.8          $  185.3         $  526.2          $  555.5
               Net income (loss)                 $   (1.3)         $    1.1         $   (3.5)         $    2.8
               Net income (loss) as % of sales       (0.7)%             0.6%            (0.7)%             0.5%
               Depreciation expense              $    4.8          $    6.0         $   14.3          $   17.6
               Interest income                   $    6.8          $    6.1         $   20.4          $   18.9
               Store Openings                           7                 3               11                 8
               Store Closings                           6                 4               24                22
               Store Count                            856               890              856               890
                                                  -------           -------          -------           -------

    The decreases in Waldenbooks sales in 2001 compared to the prior year are primarily the result of the decrease in store count coupled with comparable store sales decreases of 4.1% and 3.8% for the 13 and 39 weeks ended October 28, 2001, respectively.

    The net loss in 2001 (for both the 13 and 39 weeks ended October 28, 2001) resulted primarily from a decrease in gross margin from the prior year.


                                      (13)

This was due to higher store occupancy costs and payroll costs as a percentage of sales resulting from the smaller store base and lower sales volume as compared to the prior year.

    Depreciation expense decreased in 2001 (for both the 13 and 39 weeks ended October 28, 2001) primarily as a result of the decrease in store count and the impairment of 103 underperforming stores' leaseholds and fixtures in the fourth quarter of 2000.

    Interest income increased in 2001 as a result of Waldenbooks' continued positive cash flow in the periods presented.

                                                           13 WEEKS ENDED                     39 WEEKS ENDED

               INTERNATIONAL                      OCTOBER 28, 2001  OCTOBER 22, 2000  OCTOBER 28, 2001  OCTOBER 22, 2000
                                                  ----------------  ----------------  ----------------  ----------------
               Sales                                 $   59.3          $   51.5          $  164.9          $  145.7
               Net loss                              $    3.1          $    3.8          $   11.0          $   11.2
               Net loss as % of sales                     5.2%              7.4%              6.7%              7.7%
               Depreciation and amortization         $    2.2          $    2.2          $    6.6          $    6.3
                 expense
               Interest expense                      $    3.4          $    3.2          $   10.0          $    8.8
               Superstore Store Openings                    2                 1                 5                 5
               Superstore Store Count                      19                14                19                14
               Books etc. Store Openings                    2                 1                 3                 4
               Books etc. Store Closings                    -                 -                 -                 -
               Books etc. Store Count                      34                31                34                31
                                                      -------           -------           -------           -------

    The increases in International sales in 2001 compared to the prior year resulted from new superstore openings and comparable store sales increases.

    Net loss and net loss as a percentage of sales for the 13 and the 39 weeks ended October 28, 2001, due to increased operating income generated from the maturation of the prior year's store base.

    Depreciation and amortization expense remained relatively flat in 2001.

    Interest expense increased in 2001 compared to the prior year due to higher average borrowing levels necessary to finance investments in new stores.


                                         13 WEEKS ENDED                      39 WEEKS ENDED
              OTHER             OCTOBER 28, 2001  OCTOBER 22, 2000  OCTOBER 28, 2001  OCTOBER 22, 2000
                                ----------------  ----------------  ----------------  ----------------
              Net loss              $  2.8             $  2.5           $ 10.4             $  7.5
              Interest expense      $  4.2             $  3.5           $ 13.4             $ 10.5
                                    ------             ------           ------             ------

    Net loss consists of various corporate governance costs and income. The net loss for the third quarter of 2001 increased from the same period in the prior year primarily due to increased interest expense for this segment, partially offset by lower legal costs associated with the American Booksellers Association litigation. The net loss for the 39 weeks ended October 28, 2001 increased from the prior year due to the settlement cost of the American Booksellers Association litigation, which totaled approximately $1.4 million after-tax. Interest expense represents corporate-level interest costs not charged to the Company's operating segments. Higher average borrowing levels for the 13 and 39 weeks ended October 28, 2001 resulted in increased interest expense compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of information commerce technologies.

    Net cash used for continuing operations for the 39 weeks ended October 28, 2001, was $102.6 million as compared to $148.8 million in the corresponding period in the prior year. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense and an increase in inventories. Operating cash outflows for the period were primarily the result of decreases in accounts payable, taxes payable, and accrued liabilities during the period.

    Net cash provided by discontinued operations represents the cash provided by operations of All Wound Up in the first 39 weeks of 2001.


                                      (14)

Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in the first 39 weeks of 2000.

    Net cash used for investing for the first 39 weeks of 2001 was $56.9 million as compared to $84.1 million in the first 39 weeks of 2000, and primarily represents capital expenditures for new stores.

    Net cash provided by financing in the first 39 weeks of 2001 was $155.6 million versus $269.1 million in the first 39 weeks of 2000, resulting primarily from net borrowings under the Credit Facility and the issuance of common stock under the Company's employee benefit plans.

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

    The Company believes that it can renew the Credit Facility or otherwise obtain capital necessary to fund the Company's business plan.

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

    There were 35 and 40 properties financed through the Lease Facility, with a financed value of $132.1 million and $163.1 million, as of October 28, 2001, and January 28, 2001, respectively. Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility, and
(ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

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

    The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $90.2 million.



                                      (15)

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of the Statements will have the impact of eliminating the Company's goodwill amortization commencing in the first quarter of fiscal 2002. The Company has not yet determined what the effect of this new rule will be on the earnings and financial position of the Company.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001.

    The Company expects to adopt FAS 144 beginning in the first quarter of fiscal 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

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




                                      (16)

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The Company's Form 10-K Annual Report for the fiscal year ended January 28, 2001, describes pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. The status of such litigation has not changed in any material respect during the period covered by this Report. The hearing on the motion to certify as a class action the lawsuit relating to overtime pay initially instituted by Marissa Everett and Terry Blagsvedt in Superior Court of California has been rescheduled for April 19, 2002.

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



                                      (17)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                               -------------------
                                  (REGISTRANT)




Date:  December 11, 2001                    By: /s/ Edward W. Wilhelm
                                                --------------------------------
                                                Edward W. Wilhelm
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)



                                      (18)

                                 Exhibit Index

  Exhibit No.
  -----------
      99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.