Form 10-K
period 2002-01-27
BORDERS GROUP INC
filed 2002-04-25
CIK 940510

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 1-13740

BORDERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3294588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Phoenix Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(zip code)

(734) 477-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(g) of the act:

Title of Class	Name of Exchange on which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,903,653,086 based upon the closing market price of $23.91 per share of Common Stock on the New York Stock Exchange as of March 28, 2002.

Number of shares of Common Stock outstanding as of March 28, 2002: 81,635,509

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the May 23, 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC.

PART I

Item 1. Business

General

      Borders Group, Inc. (the Company), through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia PTY Limited and others, is the second largest operator of book superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 27, 2002, the Company operated 385 superstores primarily under the Borders name, including 12 in the United Kingdom, six in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 827 mall-based and other bookstores primarily under the Waldenbooks name and 36 bookstores under the Books etc. name in the United Kingdom.

Borders

      Borders is a premier operator of book and music superstores, offering customers selection and service that the Company believes to be superior to other book superstore operators. A key element of the Company’s strategy is to continue its growth and increase its profitability through the ongoing expansion and refinement of its Borders book and music superstore operations. In 2001, the Company opened 29 new Borders book and music superstores. Borders superstore operations achieved annual growth in net sales and net income for the year ended January 27, 2002 of 6.0% and 27.6% respectively. Borders superstores also achieved average sales per square foot of $245 and average sales per superstore of $6.4 million in 2001. The Company believes its average sales per superstore to be higher than the comparable figure of any publicly reporting book superstore operator. Borders superstores achieved compound annual growth in net sales for the three years ended January 27, 2002 and January 28, 2001 of 13.6% and 18.5%, respectively.

      Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 116,000 book titles, ranging from 73,000 titles to 204,000 titles, across numerous categories, including many hard-to-find titles. As of January 27, 2002, 349 of the 363 domestic Borders superstores were in a book and music format, which also feature an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and foreign music, and a broad assortment of pre-recorded videotapes and digital video discs, focusing primarily on classic movies and hard-to-find titles. Each book and music superstore carries approximately 34,000 titles of music and over 6,000 titles of videotapes and digital video discs.

      Borders superstores average 26,200 square feet in size, including approximately 5,000 square feet devoted to music, approximately 600 square feet devoted to videos and digital video discs and approximately 1,400 square feet devoted to a café. Stores opened in fiscal 2001 averaged 24,600 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

      Borders has entered into an agreement with an affiliate of Amazon.com under which customers will be able to order certain book, music and video products on Borders.com or Amazon.com for pick up in Borders stores. This service is expected to be available for the 2002 holiday season.

      The number of Borders domestic stores located in each state and the District of Columbia as of January 27, 2002 are listed below:

Number of
State	Stores

Alaska	1
Arizona	8
California	55
Colorado	9
Connecticut	6
District of Columbia	3
Delaware	2
Florida	23
Georgia	14
Hawaii	6
Iowa	2
Idaho	1
Illinois	23
Indiana	8
Kansas	6
Louisiana	1
Massachusetts	11
Maryland	10
Maine	2
Michigan	15
Minnesota	5
Missouri	6
North Carolina	7
Nebraska	2
New Hampshire	3
New Jersey	13
New Mexico	2
Nevada	4
New York	17
Ohio	16
Oklahoma	4
Oregon	7
Pennsylvania	20
Rhode Island	2
South Dakota	1
Tennessee	4
Texas	16
Utah	3
Virginia	11
Vermont	1
Washington	7
Wisconsin	5
West Virginia	1

Waldenbooks

      Waldenbooks is the leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals, and a standard selection of other titles. Waldenbooks generates cash flow that the Company uses to finance the Company’s growth initiatives. Waldenbooks achieved average sales per square foot of $266 and average sales per store of $1.1 million for 2001, both of which the company believes are higher than its closest competitor. Waldenbooks stores average approximately 3,500 square feet in size and typically carry between 15,000 and 40,000 titles.

      Waldenbooks operates one of the longest-running customer loyalty programs in the nation, the Preferred Reader Program. The lessons learned via this program are helping the Company in considering the development of customer loyalty programs across its other business channels.

      The number of Waldenbooks stores located in each state and the District of Columbia as of January 27, 2002 are listed below:

Number of
State	Stores

Alaska	5
Alabama	6
Arkansas	7
Arizona	10
California	62
Colorado	12
Connecticut	14
District of Columbia	2
Delaware	3
Florida	50
Georgia	24
Hawaii	12
Iowa	13
Idaho	4
Illinois	38
Indiana	20
Kansas	7
Kentucky	12
Louisiana	8
Massachusetts	24
Maryland	22
Maine	2
Michigan	28
Minnesota	7
Missouri	18
Mississippi	7
Montana	4
North Carolina	29
North Dakota	3
Nebraska	5
New Hampshire	5
New Jersey	23
New Mexico	5
Nevada	4
New York	45
Ohio	42
Oklahoma	11
Oregon	10
Pennsylvania	54
Rhode Island	5
South Carolina	13
South Dakota	2
Tennessee	16
Texas	54
Utah	3
Virginia	29
Vermont	4
Washington	17
Wisconsin	16
West Virginia	9
Wyoming	2

International

      The Company’s international initiative began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, Borders has expanded its international operations to establish a presence on four continents. The Company opened eight international superstores in 2001, and as of January 27, 2002, operated 12 superstores in the United Kingdom, six in Australia, two in Puerto Rico, and one each in Singapore and New Zealand.

      International superstores range between 16,000 and 43,000 square feet in size, and tend to be multi-level facilities located in older buildings in urban locations. The Company believes it has a competitive advantage due to the depth of Borders’ system-driven assortment and level of service. In 2001, international sales increased 14.8% to $251.7 million. Currently, four of the ten highest volume Borders superstores are international stores.

      Borders U.K. Limited also operated 36 stores under the Books etc. name in the United Kingdom as of January 27, 2002, all of which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores generally range from 2,000 to 5,000 square feet in size, with the largest being 8,000 square feet, and the smallest being 650 square feet.

Borders.com and Waldenbooks.com

      From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In August 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com’s e-commerce platform. Amazon.com became the seller of record, providing inventory, fulfillment, site content and customer service for the co-branded site. Waldenbooks has entered into a similar arrangement with an affiliate of Amazon.com relating to the operation of the Waldenbooks website. This arrangement is expected to commence late in 2002.

      In the consolidated financial statements, amounts relating to Borders.com, other than intercompany interest expense (net of related taxes), have been reclassified from prior years into the Borders segment. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Other segment.

Discontinued Operations

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. Accordingly, the operating results of AWU have been segregated from continuing operations.

Segment Information

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other. For financial information about segments, see “Note 15 — Segment Information” in the notes to consolidated financial statements.

Distribution

      The Company believes that its centralized distribution system, consisting of 13 distribution facilities worldwide, combined with Borders’ use of its proprietary “expert” system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors to one of the Company’s distribution centers. Approximately 95% and 70% of the books carried by Borders and Waldenbooks, respectively, are processed through the Company’s distribution facilities. Approximately 85% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores. Newly released titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 99% of its music inventory to its stores.

      The Company utilizes distribution centers located in Harrisburg, Pennsylvania; Indianapolis, Indiana; Columbus, Ohio; Mira Loma, California and Nashville, Tennessee that provide exclusive service to Borders’ stores. The Company also utilized a distribution center in Columbus that serviced the All Wound Up seasonal kiosk operations in fiscal 2000. The distribution center in Columbus closed in 2001 due to the discontinuance of operations of All Wound Up. In addition, the Company has distribution facilities in Mira Loma, California and Nashville, Tennessee that service Waldenbooks and provide central overstock for Borders’ stores. Distribution centers located in the United Kingdom, Australia, Puerto Rico and Singapore support the Company’s growing international business.

      The Company has a 200,000 square-foot fulfillment center in La Vergne, Tennessee that supported Borders.com prior to August 2001. Pursuant to the agreement with Amazon.com as discussed above, Amazon.com assumed the fulfillment of online orders upon the transition to a co-branded site in August 2001. This fulfillment center also distributed the Company’s special order merchandise to Borders and Waldenbooks stores. Pursuant to the March 15, 2001 agreement, Ingram Book Group became the primary provider of book fulfillment services for Borders Group’s special order sales. The transaction included the sale to Ingram of a large percentage of the book inventory housed in this fulfillment center. The Company has converted the La Vergne facility to support other products and retail store growth.

      In general, books can be returned to their publishers at cost. Borders and Waldenbooks stores return books to the Company’s centralized returns center in Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and videos to its vendors at cost plus an additional fee to cover handling and processing costs.

Competition

      The retail book business is highly competitive. Competition within the retail book industry is fragmented with Borders facing direct competition from other superstores, such as Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Waldenbooks compete with each other, as well as other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Waldenbooks may face additional competition from other categories of retailers entering the retail book market.

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

Employees

      As of January 27, 2002, the Company had a total of approximately 15,000 full-time employees and approximately 17,000 part-time employees. When hiring new employees, the Company considers a number of factors, including education and experience, personality and orientation towards customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with its employees are generally excellent. None of the employees of the Company are represented by unions.

Trademarks and Service Marks

      Borders®, Borders Book Shop®, and Borders Books & Music®, among other marks, are all registered trademarks and service marks used by Borders. Brentano’s®, Coopersmith’s®, Longmeadow Press®, Waldenbooks®, Waldenbooks Preferred Reader®, Waldenkids® and Waldensoftware®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Books etc.® is a registered trademark and service mark used by Borders U.K. Limited, Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Walden, Books etc. and Borders.com service marks are used as trade names in connection with their business operations.

Seasonality

      The Company’s business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During 2001, 35.6% of the Company’s sales and 96.1% of the Company’s operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality”.

Relationship with Kmart

      General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the US Bankruptcy Code. Such filing has not affected the operations of the Company.

      Kmart and the Company continue to have the following contractual relationships.

      Tax Allocation and Indemnification Agreement. Prior to the completion of its initial public offering (IPO), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (Tax Allocation Agreement) the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart will pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company’s tax liability for previous years will not be affected by any increase or decrease in Kmart’s tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company’s separate company taxes.

      Lease Guaranty Agreement. Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to aggregate liability of $10.0 million or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0 million, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. Exhibit 99.1, “Cautionary Statement Under the Private Securities Litigation Reform Act of 1995”, filed with this

Annual Report on Form 10-K identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.

Item 2. Properties

      Borders leases all of its stores. Borders’ store leases have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 27, 2002, the average unexpired term under Borders’ existing store leases was 13 years prior to the exercise of any options.

Lease Terms to Expire During 12 Months	Number of
Ending on or about January 31	Stores

2002	38
2003	8
2004	13
2005	9
2006	4
2007 and later	291

      Waldenbooks leases all of its stores. Waldenbooks’ store leases generally have an initial term of ten years. At present, the average unexpired term under Waldenbooks’ existing store leases is approximately 3.5 years. The expiration of Waldenbooks’ mall-based bookstore leases for its bookstores open as of January 27, 2002 expire as follows:

Lease Terms to Expire During 12 Months	Number of
Ending on or about January 31	Mall Stores

2002	237
2003	128
2004	110
2005	79
2006	64
2007 and later	209

      Books etc. operated 36 stores in the United Kingdom as of January 27, 2002. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 11.8 years.

      The Company has leased a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

Item 3. Legal Proceedings

      In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants’ Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 million or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys’ fees and other unspecified relief. The Company intends to vigorously defend the action.

      Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs and attorneys’ fees and such other relief as the court deems proper. The hearing on the motion to certify the action as a class action has been rescheduled for May 22, 2002. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

      In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for the Common Stock on the New York Stock Exchange.

	High	Low

Fiscal Quarter 2000
First Quarter	$17.25	$11.19
Second Quarter	$18.50	$13.38
Third Quarter	$14.44	$12.56
Fourth Quarter	$13.94	$11.38
Fiscal Quarter 2001
First Quarter	$18.00	$12.50
Second Quarter	$23.50	$17.40
Third Quarter	$24.43	$16.74
Fourth Quarter	$24.14	$14.64

      The Common Stock is traded on the New York Stock Exchange.

      As of March 28, 2002, the Common Stock was held by 3,845 holders of record.

      The Company has not declared any cash dividends and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 27,	Jan. 28,	Jan. 23,	Jan. 24,	Jan. 25,
	2002	2001(1)	2000	1999	1998

	(dollars in millions except per share data)
Statement of Operations Data
Borders sales	$2,234.1	$2,107.7	$1,841.1	$1,525.6	$1,267.4
Waldenbooks sales	902.1	944.3	959.1	948.7	970.0
International sales	251.7	219.2	168.2	120.7	28.6

Total sales	$3,387.9	$3,271.2	$2,968.4	$2,595.0	$2,266.0
Operating income before asset impairments and other writedowns	$182.4	$171.3	$171.0	$167.3	$138.0
Asset impairments and other writedowns	25.4	36.2	—	—	—

Operating income from continuing operations	$157.0	$135.1	$171.0	$167.3	$138.0

Income from continuing operations	$87.4	$73.8	$94.0	$92.1	$80.2
Discontinued operations, net of tax
Loss from operations of All Wound Up	$—	$10.8	$3.7	$—	$—
Loss on disposition of All Wound Up	$—	$19.4	$—	$—	$—

Net income	$87.4	$43.6	$90.3	$92.1	$80.2

Diluted earnings per common share	$1.06	$0.54	$1.13	$1.12	$0.98
Diluted earnings per common share from continuing operations	$1.06	$0.92	$1.17	$1.12	$0.98
Diluted earnings per common share before unusual items(2)	$1.32	$1.21	$1.17	$1.12	$0.98
Balance Sheet Data
Working capital	$335.4	$217.2	$170.3	$144.5	$137.0
Total assets	$2,179.3	$2,047.1	$1,914.8	$1,766.6	$1,534.9
Short-term borrowings	$81.6	$143.5	$133.4	$131.9	$122.5
Long-term capital lease obligations, including current portion	$51.4	$15.8	$18.8	$8.5	$10.0
Stockholders’ equity	$949.9	$846.5	$802.6	$715.1	$598.1

(1)	The Company’s 2000 fiscal year consisted of 53 weeks.

(2)	Unusual items include discontinued operations, fulfillment center and other inventory writedowns, legal settlement expense, asset impairments and other writedowns, and $3.0 million of pre-tax gains relating to the terrorist attacks on September 11, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Borders Group, Inc. (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. As of January 27, 2002, the Company operated 385 superstores primarily under the Borders name, including 12 in the United Kingdom, six in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 827 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

      The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core superstore business, (ii) driving international growth by leveraging infrastructure investments and expanding established markets, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company expects to open an average of 40 domestic Borders stores annually over the next several years. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately eight to ten international store openings annually. Full year profitability is expected to be achieved by the International segment in 2003. The Waldenbooks segment has experienced decreased comparable sales percentages for the past few years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company has developed a plan for the optimization of its store base in order to improve net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. Overall, the Company expects these initiatives to support consolidated annual sales growth of 8% to 10% and consolidated annual earnings growth of 13% to 15%.

      In August 2001, the Company entered into an agreement with Amazon.com, Inc. to re-launch Borders.com as a co-branded Web site powered by Amazon.com’s e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content, and customer service for the co-branded site.

      The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. Fiscal 2000 consisted of 53 weeks and ended January 28, 2001. Fiscal 1999 consisted of 52 weeks and ended January 23, 2000. References herein to years are to the Company’s fiscal years.

Results of Operations

      The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Jan. 27,	Jan. 28,	Jan. 23,
	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of merchandise sold (includes occupancy)	72.0	72.0	71.7
Fulfillment center and other inventory writedowns	0.3	—	—

Gross margin	27.7	28.0	28.3
Selling, general and administrative expenses	22.0	22.5	22.1
Legal settlement expense	0.1	—	—
Pre-opening expense	0.2	0.2	0.3
Goodwill amortization	0.1	0.1	0.1

Operating income before asset impairments and other writedowns	5.3	5.2	5.8
Asset impairments and other writedowns	0.7	1.1	—

Operating income	4.6	4.1	5.8
Interest expense	0.4	0.4	0.6

Income before income tax	4.2	3.7	5.2
Income tax	1.6	1.4	2.0

Income from continuing operations	2.6	2.3	3.2
Discontinued operations, net of tax:
Loss from operations of All Wound Up	—	0.4	0.2
Loss on disposition of All Wound Up	—	0.6	—

Net income	2.6%	1.3%	3.0%

Consolidated Results

Sales

      Consolidated sales increases in fiscal 2001 and 2000 resulted primarily from the opening of new Borders superstores and increases in comparable store sales for Borders superstores of 2.0% and 2.3%, respectively.

Gross margin

      Consolidated gross margin decreased as a percentage of sales in both 2001 and 2000. The decrease in 2001 primarily resulted from an $8.7 million pre-tax charge for the writedown of inventory affected by the Company’s agreement with Ingram Book Company (Ingram). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company’s fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. The decrease in 2000 gross margin was driven by lower gross margin percentages for both the Borders and Waldenbooks segments. Among the reasons for the decrease in gross margin percentage of Borders was a change in sales mix to lower margin items. The decrease in gross margin percentage of Waldenbooks was due to its fixed expenses being spread over a smaller store base, as well as lower sales volume in 2000 compared to 1999.

Selling, general and administrative expenses

      Consolidated selling, general and administrative expenses as a percentage of sales decreased in 2001 due to a reduction in Borders.com operating expenses in conjunction with the agreement with Amazon.com, a decrease in Borders payroll costs resulting from the restructuring of Borders store personnel, and strong expense control of Borders advertising costs, partially offset by continued spending on the Company’s international expansion. The increase in 2000 was primarily due to spending on the Company’s strategic initiatives, which primarily related to international superstores and Web-based convergence.

Legal settlement expense

      In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act, and the California Unfair Competition Act. On April 19, 2001, the Company announced that a settlement had been reached in this action. The Company paid $2.4 million under the agreement.

Goodwill amortization

      The Company uses the straight-line method for goodwill amortization, which was flat in fiscal 2001 and 2000. In the first quarter of fiscal 2002, the Company will adopt Statement of Financial Accounting Standards No. 142. Adoption will have the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.8 million annually. The Company does not expect that adoption will result in an impairment of goodwill.

Asset impairments and other writedowns

      In fiscal 2001, the Company recorded a $25.4 million pre-tax charge for asset impairments and other writedowns. The aforementioned agreement with Ingram in March 2001 resulted in a first quarter pre-tax charge of approximately $16.0 million primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware, and software. The Company also took a fourth quarter pre-tax charge of $6.9 million primarily related to the impairment of the leasehold improvements and furniture and fixtures of 97 underperforming Waldenbooks stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and recorded a fourth quarter $2.5 million pre-tax charge for the closing costs of those stores.

      In fiscal 2000, the Company took a pre-tax charge of $36.2 million related to the impairment of certain long-lived assets and other writedowns. The charge taken in 2000 primarily consisted of $17.7 million for computer hardware and software of Borders.com and $12.5 million for leasehold improvements and furniture and fixtures primarily related to 103 underperforming Waldenbooks stores. The remainder of the charge related to employee severance, the costs of certain lease obligations for redundant headquarter buildings, and the writeoff of certain equity investments.

Interest expense

      Despite the decrease in the weighted average interest rate from 6.8% in 2000 to 4.1% in 2001, interest expense as a percentage of sales was flat in 2001 primarily due to the Company’s interest rate swaps, which converted a portion of its variable rates to fixed rates. Interest expense as a percentage of sales decreased in 2000 as a result of lower consolidated borrowing levels.

Taxes

      The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate was 38.7% in 2001 compared to 39.4% in 2000. The decrease is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions. In 1999, the effective tax rate was 39.1%.

Discontinued operations

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. The discontinuance and closure of All Wound Up resulted in an after-tax charge of $19.4 million in the fourth quarter of fiscal 2000 and is reflected in the consolidated statements of operations as a discontinued operation. The charge was substantially non-cash and related primarily to the writeoff of goodwill, inventory and fixed assets.

Effect of terrorist attacks on September 11, 2001

      As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the Company’s consolidated fiscal 2001 results.

      The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $13.0 million to date. Net asset values of $8.0 million (net of straight-line rent reserves of $2.0 million) were written off against the allocated property insurance proceeds of $11.0 million. Gains were categorized in the consolidated statements of operations as follows: $1.0 million in “Selling, general and administrative” and $2.0 million in “Cost of merchandise sold.” In addition, $2.0 million of business interruption proceeds were recorded in “Cost of merchandise sold” to offset otherwise lost profits from the store.

      The Company expects to recover additional insurance amounts, which will be recognized when collection of such additional recoveries is assured.

Segment Results

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of interest expense and certain corporate governance costs). Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes), have been reclassified from prior years into the Borders segment. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment. See Note 15 in the notes to consolidated financial statements for further information relating to these segments.

Borders	2001	2000	1999

(dollar amounts in millions)
Sales	$2,234.1	$2,107.7	$1,841.1
Net income	$72.1	$56.5	$58.4
Net income as % of sales	3.2%	2.7%	3.2%
Depreciation and amortization expense	$65.4	$60.7	$52.8
Interest expense	$9.1	$12.8	$16.4
Store openings	29	44	46
Store closings	1	—	—
Store count	363	335	291

      The increases in Borders sales for 2001 and 2000 are primarily the result of new store openings and comparable store sales increases. Borders opened 29 and 44 new stores in 2001 and 2000, respectively, and experienced comparable store sales increases of 2.0% and 2.3% in 2001 and 2000, respectively.

      Net income for 2001 increased primarily due to the larger store base, partially offset by $14.7 million of after-tax asset and inventory writedowns, which resulted from the March 2001 agreement with Ingram. Net income for 2000 decreased from 1999 primarily as a result of an $11.3 million after-tax asset impairment charge related to the computer hardware and software of Borders.com taken in 2000, partially offset by net income generated by the larger store base. The increase in net income as a percentage of sales in 2001, exclusive of asset and inventory writedowns in 2001 and 2000, was the result of a reduction in Borders.com operating expenses in conjunction with the agreement with Amazon.com. Lower store payroll expenses as a percentage of sales due to the restructuring of store personnel also contributed to the improvement. Net income as a percentage of sales was flat in 2000 (exclusive of asset writedowns) despite a decrease in gross margin percentage and an increase in non-payroll store expenses as a percentage of sales. The decrease in gross margin as a percentage of sales was due to a change in sales mix to DVDs and new-release music, a slight increase in promotional costs, and less leverage of store occupancy costs resulting from lower comparable store sales. Non-payroll store expenses as a percentage of sales increased due to lower comparable store sales increases. These items were offset by lower store payroll costs as a percentage of sales.

      Depreciation and amortization expense increased in 2001 and 2000 as a result of the depreciation expense recognized on new stores’ capital expenditures.

      Interest expense decreased in 2001 and 2000 due to lower average borrowing levels at fixed internal interest rates.

Waldenbooks	2001	2000	1999

(dollar amounts in millions)
Sales	$902.1	$944.3	$959.1
Net income	$39.5	$40.2	$55.5
Net income as % of sales	4.4%	4.3%	5.8%
Depreciation expense	$21.4	$25.8	$23.9
Interest income	$28.3	$26.2	$22.3
Store openings	11	11	39
Store closings	53	46	35
Store count	827	869	904

      The decreases in Waldenbooks sales in 2001 and 2000 are primarily the result of the decrease in store count during each year coupled with comparable store sales decreases of 1.6% and 2.9%, respectively, due to decreased mall traffic.

      In 2001, net income decreased primarily as a result of a smaller sales and store base, along with a $4.3 million after-tax asset impairment charge related to 97 underperforming stores and a $2.4 million after-tax charge for store closing costs. Net income decreased in 2000 primarily as a result of decreased sales and a $7.8 million after-tax asset impairment charge primarily related to 103 underperforming stores. As a percentage of sales, net income for 2001 was flat, exclusive of asset impairments and the store closing charge. In 2000, net income as a percentage of sales decreased primarily due to the asset impairment charge and a decrease in gross margin percentage. The gross margin decrease was due to increased promotional costs as a percentage of sales and higher distribution and store occupancy costs as a percentage of sales resulting from the smaller store base and lower sales volume.

      Depreciation expense decreased in 2001 as a result of a lower fixed asset base due to asset impairments, while it increased in 2000 as a result of the depreciation expense recognized on new stores’ and refurbished stores’ fixed assets.

      Interest income increased in 2001 and 2000 as a result of Waldenbooks continued positive cash flow at fixed internal interest rates.

International	2001	2000	1999

(dollar amounts in millions)
Sales	$251.7	$219.2	$168.2
Net loss	$7.5	$10.2	$7.9
Net loss as % of sales	3.0%	4.7%	4.7%
Depreciation and amortization expense	$9.4	$8.8	$6.5
Interest expense	$14.3	$12.4	$8.9
Superstore store openings	8	5	4
Superstore store count	22	14	9
Books etc. store openings	5	6	2
Books etc. store closings	—	2	1
Books etc. store count	36	31	27

      The increases in International sales for 2001 and 2000 are primarily the result of new superstore openings and comparable store sales increases. In 2001, the Company opened three stores in the United Kingdom, four stores in Australia, and the Company’s second store in Puerto Rico. In 2000, the Company opened three stores in the United Kingdom, one store in Australia, and the Company’s first store in Puerto Rico.

      The net loss in 2001 decreased from 2000 as a result of higher operating income generated from the maturation of the store base. Net loss as a percentage of sales for 2001 is lower than the prior year due to the leveraging of distribution center and overhead infrastructure, primarily in the United Kingdom and Australia, over a larger store base. Net loss for 2000 increased as a result of higher depreciation and interest expense, partially offset by increased operating income generated from the maturation of the prior year’s store base. Net loss as a percentage of sales for 2000 remained flat from the prior year.

      Depreciation and amortization expense increased in 2001 and 2000 as a result of the depreciation expense recognized on new stores’ capital expenditures.

      Interest expense increased in 2001 and 2000 due to higher average borrowing levels necessary to finance investments in new stores at fixed internal interest rates.

      Foreign currency transaction gains (losses) were $0.3 million, $(0.8) million, and $0.2 million in 2001, 2000, and 1999, respectively.

Other	2001	2000	1999

(dollar amounts in millions)
Net loss	$16.7	$12.7	$12.0
Interest expense	$19.3	$14.1	$13.6

      Net loss consists of various corporate governance costs and interest. The net loss in 2001 increased from 2000 as a result of an increase in the amount of annual incentive compensation and interest expense. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

Liquidity and Capital Resources

      The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store Web-based commerce technologies, and corporate information technology streamlining.

      Net cash provided by continuing operations was $265.0 million, $152.8 million, and $181.3 million in 2001, 2000, and 1999, respectively. The current year activity primarily reflects income before non-cash charges for depreciation and amortization. Fiscal 2000 and 1999 activity primarily reflected income before non-cash charges for depreciation and amortization offset by cash used for inventories as a result of store expansion at Borders. Fiscal 2001 inventory net of accounts payable decreased primarily due to supply chain improvements and strong inventory management, while fiscal 2000 and 1999 inventory net of accounts payable increased primarily due to 49 and 50 new Borders stores, respectively.

      Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in fiscal 2001, 2000, and 1999.

      Net cash used for investing in 2001 was $90.7 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2001 reflect the opening of 37 new superstores and 11 new Waldenbooks stores. Capital expenditures of $141.1 million in 2000 primarily reflect the opening of 49 new superstores and 11 new Waldenbooks stores. Additional capital spending in 2001 and 2000 reflected the development and installation of in-store Web-based technology and spending on corporate information technology streamlining. Capital expenditures of $159.2 million in 1999 reflect the opening of 50 new superstores and 39 new Waldenbooks stores.

      Net cash used for financing in 2001 was $41.1 million, resulting primarily from the paydown of the Company’s Credit Facility of $58.2 million and the repurchase of common stock of $17.7 million, partially offset by $34.9 million received from the issuance of common stock under the Company’s employee benefit plans. Net cash provided by financing in 2000 was $19.5 million, resulting primarily from net borrowings under the Credit Facility and the issuance of common stock under the Company’s employee benefit plans. Net cash used for financing in 1999 was $15.0 million, resulting primarily from the repurchase of common stock of $25.4 million, partially offset by the issuance of common stock under the Company’s employee benefit plans.

      The Company expects capital expenditures to increase to approximately $120.0 million in 2002, resulting primarily from domestic store openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology streamlining. The Company currently plans to open approximately 40 domestic Borders superstores and eight international stores in 2002. Average cash requirements for the opening of a domestic prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

      The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Lease and Credit Facilities. The Company believes funds generated from operations, borrowings under the Credit Facility, and financing through the Lease Facility will be sufficient to fund its anticipated capital requirements for the next several years. As discussed below, the Credit and Lease Facilities expire in October 2002, but the Company expects to be able to successfully renew the Facilities in the second quarter of 2002. The Company believes that its borrowing rate may increase upon renewal of the Facilities if financial market conditions remain unchanged.

      The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $86.5 million. During 2001, 2000, and 1999, $17.7 million, $9.2 million, and $25.4 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2002, subject to the Company’s share price and capital needs.

      The Company has a $472.8 million multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company’s option. The Credit Facility contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage, and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares.

      The Company has a $175.0 million lease financing facility (the Lease Facility) to finance new stores and other property through operating leases which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third-party lender for up to 95% of a project’s cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third-party lender. The principal amount guaranteed will be limited to approximately 89% of the original cost of a project, so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above.

      To date, the Company has not been required to perform under the guarantees described above. In the event that the Company should be required to perform, borrowings under the Credit Facility would be sufficient to meet its obligations.

      Management believes that the rental payments for properties financed through the Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company’s landlords under the facility and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords’ indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

      There were 31 properties financed through the Lease Facility, with a financed value of $121.8 million, at January 27, 2002. Of this amount, the Company has recorded $49.7 million as capital leases on the consolidated balance sheets. The Company expects that the properties financed under the Lease Facility will either be transferred to a new facility currently under negotiation or be permanently financed.

      During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of fiscal 2001, the Company was obligated to purchase the notes for $33.5 million. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets with a corresponding amount in “Accrued payroll and other liabilities,” since the payment did not occur until after the Company’s fiscal year end. The prepaid amount will be amortized over each property’s remaining lease term.

      The following table summarizes the Company’s significant financing and lease obligations:

	Fiscal Year
	2002	2003-2004	2005-2006	2007 and thereafter	Total
(dollars in millions)
Credit Facility borrowings	$81.6	$—	$—	$—	$81.6
Capital lease obligations	1.7	—	—	49.7	51.4
Operating lease obligations	257.4	471.9	420.7	1,894.3	3,044.3
Mortgage repurchase obligation	33.5	—	—	—	33.5

Total	$374.2	$471.9	$420.7	$1,944.0	$3,210.8

Lease Facility guarantees(1)	$121.8	$—	$—	$—	$121.8

(1)	Includes $49.7 million treated as capital lease obligations.

      The Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings is principally based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposures to fixed interest rates.

      LIBOR is the rate upon which the Company’s variable rate debt and its payments under the Lease Facility are principally based. If LIBOR were to increase 1% for the full year in 2002 as compared to the end of 2001, the Company’s after-tax earnings, after considering the effects of its existing interest rate swap agreements, would decrease $1.2 million based on the Company’s expected average outstanding debt, including its indirect borrowings under the Lease Facility, as of January 27, 2002.

      A portion of the Company’s operations takes place in foreign jurisdictions, primarily the United Kingdom, Australia, New Zealand and Singapore. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company has generally not used derivative instruments to manage this risk.

Seasonality

      The Company’s business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the holiday selling season. The information below excludes discontinued operations, fulfillment center and other inventory writedowns, legal settlement expense, and asset impairments and other writedowns.

	Fiscal 2001 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$729.9	$739.8	$713.7	$1,204.5
Operating income (loss)	4.9	4.1	(1.4)	187.3
% of full year
Sales	21.5%	21.8%	21.1%	35.6%
Operating income (loss)	2.5	2.1	(0.7)	96.1

	Fiscal 2000 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$679.7	$698.4	$701.0	$1,192.1
Operating income (loss)	3.4	3.4	(0.1)	164.6
% of full year
Sales	20.8%	21.4%	21.4%	36.4%
Operating income	2.0	2.0	—	96.0

	Fiscal 1999 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$617.9	$628.6	$651.1	$1,070.8
Operating income (loss)	(2.4)	1.8	5.8	165.8
% of full year
Sales	20.8%	21.2%	21.9%	36.1%
Operating income (loss)	(1.4)	1.1	3.4	96.9

Critical Accounting Estimates

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting estimates.

Asset Impairments

      The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for each of its stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows. To the extent that there is a significant deterioration in the performance of the Company’s stores, significant asset impairments may result.

Inventory

      The Company records reserves for shrinkage and non-returnable inventory based on actual historical rates. If future experience differs from these historical rates, the recorded amounts for inventory and cost of sales will be impacted.

      The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts approximate 2% of total inventory. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

New Accounting Guidance

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Adoption of the provisions of the Statements will have the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.8 million annually. The Company does not expect that adoption will result in an impairment of goodwill.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001.

      The Company expects to adopt FAS 144 beginning in the first quarter of fiscal 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Related Party Transactions

      The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Jan. 27,	Jan. 28,	Jan. 23,
	2002	2001	2000
(dollars in millions except per share data)
Sales	$3,387.9	$3,271.2	$2,968.4
Cost of merchandise sold (includes occupancy)	2,439.2	2,354.5	2,127.6
Fulfillment center and other inventory writedowns	10.1	—	—

Gross margin	938.6	916.7	840.8
Selling, general and administrative expenses	744.8	736.2	659.2
Legal settlement expense	2.4	—	—
Pre-opening expense	6.3	6.4	7.8
Asset impairments and other writedowns	25.4	36.2	—
Goodwill amortization	2.7	2.8	2.8

Operating income	157.0	135.1	171.0
Interest expense	14.4	13.1	16.6

Income from continuing operations before income tax	142.6	122.0	154.4
Income tax provision	55.2	48.2	60.4

Income from continuing operations	$87.4	$73.8	$94.0
Discontinued operations (Note 3)
Loss from operations of All Wound Up, net of income tax credits of $7.0 and $2.4	—	10.8	3.7
Loss on disposition of All Wound Up, net of deferred income tax credit of $8.9	—	19.4	—

Net income	$87.4	$43.6	$90.3

Earnings (loss) per common share data (Note 2)
Diluted earnings (loss) per common share
Continuing operations	$1.06	$0.92	$1.17
Discontinued operations	—	(0.38)	(0.04)

Net diluted earnings per common share	$1.06	$0.54	$1.13

Basic earnings (loss) per common share
Continuing operations	$1.08	$0.94	$1.21
Discontinued operations	—	(0.38)	(0.05)

Net basic earnings per common share	$1.08	$0.56	$1.16

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
	Jan. 27,	Jan. 28,
	2002	2001
(dollars in millions except share amounts)
Assets
Current assets:
Cash and cash equivalents	$190.2	$59.1
Merchandise inventories	1,178.8	1,201.2
Accounts receivable and other current assets	73.1	73.7
Deferred income taxes	—	1.1

Total current assets	1,442.1	1,335.1
Property and equipment, net	529.4	562.3
Other assets	105.8	34.2
Deferred income taxes	13.3	22.3
Goodwill, net of accumulated amortization of $55.8 and $53.1, respectively	88.7	93.2

Total assets	$2,179.3	$2,047.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$83.3	$144.4
Trade accounts payable	638.2	623.6
Accrued payroll and other liabilities	288.9	256.6
Taxes, including income taxes	93.0	93.3
Deferred income taxes	3.3	—

Total current liabilities	1,106.7	1,117.9
Long-term capital lease obligations	49.7	15.0
Other long-term liabilities	73.0	67.7
Commitments and contingencies (Note 9)	—	—

Total liabilities	1,229.4	1,200.6

Stockholders’ equity:
Common stock, 200,000,000 shares authorized; 81,202,967 and 78,649,501 shares issued and outstanding at January 27, 2002 and January 28, 2001, respectively	707.9	685.2
Deferred compensation and officer receivables	(0.2)	(1.0)
Accumulated other comprehensive loss	(15.5)	(8.0)
Retained earnings	257.7	170.3

Total stockholders’ equity	949.9	846.5

	$2,179.3	$2,047.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Jan. 27,	Jan. 28,	Jan. 23,
	2002	2001	2000
(dollars in millions)
Cash provided by (used for):
Operations
Income from continuing operations	$87.4	$73.8	$94.0
Adjustments to reconcile net income to operating cash flows
Depreciation and amortization	96.2	95.3	83.5
(Increase) decrease in deferred income taxes	6.3	(4.6)	7.4
Increase in other long-term assets and liabilities	6.0	6.0	8.2
Asset impairments and other writedowns	16.7	23.0	—
Cash provided by (used for) current assets and current liabilities
(Increase) decrease in inventories	20.4	(136.5)	(50.4)
Increase (decrease) in accounts payable	18.2	45.0	(29.2)
Increase in taxes payable	15.3	35.2	60.8
Other — net	(1.5)	15.6	7.0

Net cash provided by continuing operations	265.0	152.8	181.3
Net cash used for discontinued operations	(0.8)	(14.2)	(8.3)

Net cash provided by operations	264.2	138.6	173.0

Investing
Capital expenditures	(90.7)	(138.7)	(143.5)
Net investing activities of discontinued operations	—	(2.4)	(15.7)

Net cash used for investing	(90.7)	(141.1)	(159.2)

Financing
Repayment of long-term capital lease obligations	(0.1)	(4.2)	(1.2)
Repayment of debt assumed in acquisition	—	—	(2.0)
Net funding from credit facility	(58.2)	21.4	1.5
Issuance of common stock	34.9	11.5	11.6
Repurchase of common stock	(17.7)	(9.2)	(25.4)
Other	—	—	0.5

Net cash provided by (used for) financing	(41.1)	19.5	(15.0)

Effect of exchange rates on cash and equivalents	(1.3)	0.5	—
Net increase (decrease) in cash and equivalents	131.1	17.5	(1.2)
Cash and equivalents at beginning of year	59.1	41.6	42.8

Cash and equivalents at end of year	$190.2	$59.1	$41.6

Supplemental cash flow disclosures
Interest paid	$14.6	$15.8	$18.0
Income taxes paid	$33.9	$38.6	$6.4
Debt and liabilities assumed in business acquisition	$—	$—	$6.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Deferred	Accumulated	Retained
			Compensation	Other	Earnings
	Common Stock		and Officer	Comprehensive	(Accumulated
	Shares	Amount	Receivables	Income (Loss)	Deficit)	Total
(dollars in millions except share amounts)
Balance at January 24, 1999	77,695,124	$687.3	$(7.7)	$(0.9)	$36.4	$715.1

Net income	—	—	—	—	90.3	90.3
Foreign currency translation adjustments	—	—	—	1.1	—	1.1

Comprehensive income						91.4
Issuance of common stock	2,444,055	11.5	—	—	—	11.5
Repurchase and retirement of common stock	(2,451,350)	(25.4)	—	—	—	(25.4)
Tax benefit of equity compensation	—	6.2	—	—	—	6.2
Change in receivables and deferred compensation	—	—	3.8	—	—	3.8

Balance at January 23, 2000	77,687,829	$679.6	$(3.9)	$0.2	$126.7	$802.6

Net income	—	—	—	—	43.6	43.6
Foreign currency translation adjustments	—	—	—	(8.2)	—	(8.2)

Comprehensive income						35.4
Issuance of common stock	1,596,475	11.5	—	—	—	11.5
Repurchase and retirement of common stock	(634,803)	(9.2)	—	—	—	(9.2)
Tax benefit of equity compensation	—	3.3	—	—	—	3.3
Change in receivables and deferred compensation	—	—	2.9	—	—	2.9

Balance at January 28, 2001	78,649,501	$685.2	$(1.0)	$(8.0)	$170.3	$846.5

Net income	—	—	—	—	87.4	87.4
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1.6)	—	(1.6)
Change in fair value of derivatives, net of tax	—	—	—	(1.5)	—	(1.5)

Comprehensive income						79.9
Issuance of common stock	3,729,906	34.9	—	—	—	34.9
Repurchase and retirement of common stock	(1,176,440)	(17.7)	—	—	—	(17.7)
Tax benefit of equity compensation	—	5.5	—	—	—	5.5
Change in receivables and deferred compensation	—	—	0.8	—	—	0.8

Balance at January 27, 2002	81,202,967	$707.9	$(0.2)	$(15.5)	$257.7	$949.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book and music superstores, mall-based bookstores and other bookstores in the United States, United Kingdom, Australia, Singapore, New Zealand, and Puerto Rico. The Company also operated the Internet commerce site Borders.com through July 31, 2001. Effective August 1, 2001, the Company re-launched Borders.com as a co-branded Web site powered by Amazon.com’s e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content, and customer service for the co-branded site. The Company’s subsidiaries include, among others, Borders, Inc. (Borders) and Walden Book Company, Inc. (Waldenbooks).

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

      Fiscal Year: The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. Fiscal 2000 consisted of 53 weeks and ended January 28, 2001. Fiscal 1999 consisted of 52 weeks and ended January 23, 2000. References herein to years are to the Company’s fiscal years.

      Foreign Currency and Translation of Foreign Subsidiaries: All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. The functional currencies of the Company’s foreign operations are the respective local currencies. Foreign currency translation gains/(losses) were $0.3, $(0.8), and $0.2 in 2001, 2000, and 1999, respectively.

      Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

      Inventories: Merchandise inventories are valued on a first-in, first-out (FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $85.1 and $87.7 as of January 27, 2002, and January 28, 2001, respectively.

      Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease, generally over 3 to 20 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 33% for other fixtures and equipment. Amortization of assets under capital leases is included in depreciation expense.

      During fiscal 1999, the Company shortened the estimated depreciable lives of certain categories of personal computer equipment to three years and extended the estimated depreciable lives of certain store fixtures up to ten years. The Company believed that these changes better reflected the useful lives of these assets. The Company accounted for this as a change in estimate. Accordingly, the Company utilized the new depreciable lives prospectively. These changes did not have a material impact on the Company’s financial position or results of operations during fiscal 2001, 2000, or 1999.

      The carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      Goodwill: Goodwill is amortized over 20 to 40 years on a straight-line basis. The Company evaluates the recoverability of goodwill using a fair value methodology whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. This methodology is applied separately to each of the businesses for which the Company has recorded goodwill. In determining the fair value, the median price/earnings (P/E) multiple for similar growth retail companies, or the median earnings before depreciation and amortization, interest and taxes (EBITDA) multiple for mature companies, is calculated based upon actual quoted market prices per share and analysts’ consensus earnings estimates for these companies. The applicable multiple is applied to earnings or EBITDA to arrive at an overall fair value of the respective companies. The Company evaluates any indicated impairment as temporary or permanent and records appropriate charges (if any) to operations for permanent impairments.

      Financial Instruments: The recorded values of the Company’s financial instruments, which include accounts receivable, accounts payable, and indebtedness, approximate their fair values.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), as amended by Statement Nos. 137 and 138, which the Company adopted effective January 29, 2001. Pursuant to this guidance, the Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other stockholders’ equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

      Prior to the adoption of FAS 133, the net cash amounts paid or received by the Company resulting from interest rate swap agreements were recognized as adjustments to interest expense in the period to which they related. The Company was not required to recognize the fair value of the derivatives on the consolidated balance sheets.

      Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company’s segments.

      Pre-Opening and Closing Costs: The Company expenses pre-opening costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”

      When the decision to close a store is made, the Company provides for expenses directly related to discontinuance of operations of the store.

      Preferred Reader Program: Waldenbooks sells memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. Membership fees are deferred and recognized over the 12-month membership period.

      Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of APB No. 25. See Note 13 for discussion of the pro forma net income calculated under FAS 123.

      New Accounting Guidance: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Adoption of the provisions of the Statements will have the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.8 annually. The Company does not expect that adoption will result in an impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001.

      The Company expects to adopt FAS 144 beginning in the first quarter of fiscal 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

      Reclassifications: Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation.

NOTE 2 — WEIGHTED-AVERAGE SHARES OUTSTANDING

      Weighted-average shares outstanding are calculated as follows (thousands):

	2001	2000	1999

Weighted-average common shares outstanding — basic	80,559	78,374	77,577
Dilutive effect of employee stock options	2,165	1,914	2,641

Weighted-average common shares outstanding — diluted earnings per share	82,724	80,288	80,218

      Unexercised employee stock options to purchase 4.6 million, 14.3 million, and 10.2 million common shares as of January 27, 2002, January 28, 2001, and January 23, 2000, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

NOTE 3 — DISCONTINUED OPERATIONS

      In March 1999, the Company purchased All Wound Up, a seasonal retailer of interactive toys and novelty merchandise for a purchase price of $19.7 (excluding debt repayment), allocated primarily to fixed assets, inventory, and goodwill. The acquisition was accounted for as a purchase.

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up. Accordingly, the operating results of All Wound Up, including a writeoff of leasehold improvements, equipment, and deferred charges of approximately $19.4, were segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company restated its prior consolidated financial statements to present the operating results of All Wound Up as a discontinued operation. Operations of All Wound Up were substantially discontinued in February 2001.

      Operating results (exclusive of the aforementioned provisions) from discontinued operations are as follows:

	2001	2000	1999

Net sales	$—	$23.2	$30.8
Costs and expenses
Cost of sales	—	25.4	20.5
Selling, general and administrative expenses	—	12.0	14.4
Goodwill amortization	—	0.9	0.7

Operating loss	—	(15.1)	(4.8)
Other deductions	—	2.7	1.3

Loss before income tax	—	(17.8)	(6.1)
Income tax credit	—	(7.0)	(2.4)

Net loss from operations	$—	$(10.8)	$(3.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      The components of net assets of discontinued operations included in the Company’s consolidated balance sheets at January 27, 2002, and January 28, 2001, are as follows:

	2001	2000

Net assets	$—	$14.6
Net liabilities	—	2.7

	$—	$11.9

NOTE 4 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

      On March 15, 2001, the Company announced an agreement with Ingram Book Group (Ingram), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. This agreement with Ingram resulted in a first quarter pre-tax charge of approximately $16.0 primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware, and software, and is included in “Asset impairments and other writedowns” on the consolidated statements of operations. This agreement also resulted in a first quarter pre-tax charge of $12.7 for the writedown of fulfillment center inventory. In the fourth quarter of 2001, the Company reversed approximately $4.0 (pre-tax) of this charge as a result of favorable experience in the disposition of the inventory. The net charge of $8.7 is categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

      In the fourth quarter of fiscal 2001, the Company took a pre-tax charge of $6.9 primarily related to the impairment of certain long-lived assets. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows. The charge taken for such impairments in 2001 was related to leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores and is categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.

      Also in the fourth quarter of 2001, the Company adopted a plan to close certain underperforming Waldenbooks stores. As a result of this plan, the Company recorded a $2.5 pre-tax charge for the closing costs of the stores. This charge is categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. The Company also recorded a $1.4 pre-tax charge for inventory markdowns of the stores to be closed. This charge is categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

NOTE 5 — EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001

      As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated fiscal 2001 results as a whole.

      The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $13.0 to date. Net asset values of $8.0 (net of straight-line rent reserves of $2.0) were written off against the allocated property insurance proceeds of $11.0. Gains were categorized in the consolidated statements of operations as follows: $1.0 in “Selling, general and administrative” and $2.0 in “Cost of merchandise sold.” In addition, $2.0 of business interruption proceeds were recorded in “Cost of merchandise sold” to offset otherwise lost profits from the store.

      The Company expects to recover additional insurance amounts, which will be recognized when collection of such additional recoveries is assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

NOTE 6 — LEGAL SETTLEMENT

      In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act, and the California Unfair Competition Act. On April 19, 2001, the Company announced that a settlement had been reached in this action. The Company paid $2.4 under the agreement and has categorized this charge as “Legal settlement expense” in the consolidated statements of operations.

NOTE 7 — PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	2001	2000

Property and equipment
Land	$10.2	$10.2
Buildings	3.1	3.5
Leasehold improvements	351.0	339.6
Furniture and fixtures	745.7	712.1
Construction in progress	15.6	12.8

	1,125.6	1,078.2
Less — accumulated depreciation and amortization	(596.2)	(515.9)

Property and equipment, net	$529.4	$562.3

NOTE 8 — INCOME TAXES

      The income tax provision from continuing operations consists of the following:

	2001	2000	1999

Current
Federal	$36.1	$46.0	$45.4
State and local	5.5	5.3	7.4
Foreign	0.2	0.3	0.2
Deferred
Federal	14.4	(0.6)	10.2
State and local	0.4	1.0	0.7
Foreign	(1.4)	(3.8)	(3.5)

Total income tax provision	$55.2	$48.2	$60.4

      A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2001	2000	1999

Federal statutory rate	$49.9	$42.8	$54.0
State and local taxes, net of federal tax benefit	3.8	4.1	5.3
Other	1.5	1.3	1.1

Total income tax provision	$55.2	$48.2	$60.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      Deferred tax assets and liabilities resulted from the following:

	2001	2000

Deferred tax assets
Net state deferred tax asset	$—	$1.7
Accruals and other current liabilities	6.9	3.9
Deferred revenue	6.1	6.1
Other long-term liabilities	1.6	3.1
Deferred compensation	1.7	7.2
Deferred rent	22.8	21.2
Net operating losses	9.3	8.2
Asset impairments and other writedowns	27.2	25.2

Total deferred tax assets	75.6	76.6

Deferred tax liabilities
Inventory	17.1	12.2
Property and equipment	45.6	37.9
Net state deferred tax liability	0.9	—
Other	2.0	3.1

Total deferred tax liabilities	65.6	53.2

Net deferred tax assets	$10.0	$23.4

      The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $33.1 as of January 27, 2002, $28.4 as of January 28, 2001, and $16.3 as of January 23, 2000. These losses have an indefinite carryforward period.

      For tax purposes, consolidated domestic income/(loss) before taxes was $149.0 in 2001, $135.0 in 2000, and $166.6 in 1999. The corresponding amounts for foreign operations was $(6.4) in 2001, $(13.0) in 2000, and $(12.2) in 1999.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

      In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants’ Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys’ fees and other unspecified relief. The Company intends to vigorously defend the action.

      Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. The hearing on the motion to certify the action as a class action has been rescheduled for May 22, 2002. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

      In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses.

      The Company has not included any liability in its consolidated financial statements in connection with the lawsuits described above and has expensed as incurred all legal costs to date. The Company does not believe that any such litigation will have a material adverse effect on its liquidity or financial position.

NOTE 10 — DEBT

      The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company’s option. The Credit Facility contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage, and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $81.6 at January 27, 2002, and $143.5 at January 28, 2001. The weighted average interest rate in 2001 and 2000 was approximately 4.1% and 6.8%, respectively.

NOTE 11 — LEASES

      Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 3 to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks’ leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

      Lease Commitments: Future minimum lease payments under operating leases at January 27, 2002, total $257.4 in 2002, $243.7 in 2003, $228.2 in 2004, $213.9 in 2005, $206.8 in 2006, $1,894.3 in all later years, and in the aggregate, total $3,044.3.

      Rental Expenses: A summary of operating lease rental expense and short-term rentals follows:

	2001	2000	1999

Rental expenses
Minimum rentals	$303.1	$277.7	$252.6
Percentage rentals	1.8	2.0	2.0

Total	$304.9	$279.7	$254.6

      Capitalized Leases: The Company accounts for 16 stores and certain computer equipment under capital leases. At January 27, 2002, the Company’s commitments under leases accounted for as capital leases aggregated $51.4. Scheduled principal payments of capitalized lease obligations as of January 27, 2002 are as follows: 2002 — $1.7; 2003 — $0.0; 2004 — $0.0; 2005 — $0.0; 2006 — $0.0; 2007 and thereafter — $49.7. Certain obligations related to properties included in the Company’s Lease Facility (described below) have been classified as due after 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third-party lender for up to 95% of a project’s cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third-party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $121.8 and $163.1 outstanding under the Lease Facility at January 27, 2002, and January 28, 2001, respectively. The Company has recorded $49.7 and $10.0 of the amounts under the Lease Facility as capitalized leases at January 27, 2002, and January 28, 2001, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. The Company expects to be able to successfully renew the Lease Facility in the second quarter of 2002.

      During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of fiscal 2001, the Company was obligated to purchase the notes for $33.5. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets with a corresponding amount in “Accrued payroll and other liabilities,” since the payment did not occur until after the Company’s fiscal year end. The prepaid amount will be amortized over each property’s remaining lease term.

NOTE 12 — EMPLOYEE BENEFIT PLANS

      Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $3.2, $3.2, and $2.9 for 2001, 2000, and 1999, respectively.

NOTE 13 — STOCK-BASED BENEFIT PLANS

      Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company’s common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. Options have been granted under the plans to all full-time employees of the Company and its subsidiaries with 30 days or more of service. At January 27, 2002, the Company has 34.5 million shares authorized for the grant of stock options under these plans.

      Stock Purchase Plans: The Company has a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company’s common stock, at a 20% discount from the fair value of the same number of unrestricted shares of common stock. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The Employee Plan allows the Company’s associates not covered under the Management Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      A summary of the information relative to the Company’s stock option plans follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
(number of shares in thousands)
Outstanding at January 24, 1999	19,186	19.36
Granted	5,468	14.49
Exercised	2,181	7.53
Forfeited	3,909	21.24
Outstanding at January 23, 2000	18,564	18.89
Granted	4,811	13.25
Exercised	1,397	7.52
Forfeited	4,324	20.80
Outstanding at January 28, 2001	17,654	17.82
Granted	3,326	16.51
Exercised	2,659	12.25
Forfeited	2,906	19.34
Outstanding at January 27, 2002	15,415	18.11
Balance exercisable at
January 23, 2000	4,639	14.26
January 28, 2001	6,803	16.80
January 27, 2002	7,619	18.22

      The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $6.09, $5.17, and $5.84 in 2001, 2000, and 1999, respectively.

      As permitted, the Company has adopted the disclosure-only option of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation” (FAS 123). The pro forma net income had the Company adopted the fair-value accounting provisions of FAS 123 would have been $80.9, $31.6, and $68.3 in 2001, 2000, and 1999, respectively. Pro forma diluted and basic earnings per share would have been $0.98, $0.39, and $0.85 and $1.00, $0.40, and $0.88 in 2001, 2000, and 1999, respectively.

      The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

	2001	2000	1999

Risk-free interest rate	3.1-5.4%	4.8-6.8%	4.9-6.7%
Expected life	3-10 years	2.5-10 years	3-10 years
Expected volatility	33.3-47.5%	33.3-40.9%	33.3-40.3%
Expected dividends	0%	0%	0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      The following table summarizes the information regarding stock options outstanding at January 27, 2002 (number of shares in thousands):

	Outstanding			Exercisable
Range of	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$6.81-$10.22	1,762	3.4	$8.69	1,762	$8.69
$10.23-$13.63	3,368	4.4	12.80	1,207	12.73
$13.64-$17.03	4,351	5.7	14.70	1,413	14.43
$17.04-$20.44	1,361	4.9	18.16	442	17.84
$20.45-$27.25	979	4.6	24.04	752	24.20
$27.26-$30.66	2,786	5.6	29.79	1,571	29.77
$30.67-$34.06	808	5.9	31.61	472	31.49

      A summary of the information relative to the Company’s stock purchase plans follows:

	Number of	Weighted Average	Weighted Average
	Shares	Purchase Price	at Grant Date FMV

(number of shares in thousands)
Stock issued under stock purchase plans
Management plan
1999	106	10.91	13.64
2000	13	10.56	13.21
2001	24	13.26	16.57
Employee plan
1999	118	12.79	15.05
2000	65	12.38	14.56
2001	35	16.52	19.43

NOTE 14 — FINANCIAL INSTRUMENTS

      Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended. FAS 133 requires the transition adjustment resulting from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $1.6 (net of tax) to recognize the fair value of its derivative financial instruments as of the date of adoption.

      The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s borrowings is principally based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposures to fixed interest rates. In accordance with the provisions of FAS 133, the Company has designated all of its interest rate swap agreements as cash flow hedges.

      The Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest swap agreements are included in interest expense. For the year ended January 27, 2002, unrealized after-tax net losses of $3.1 related to interest rate swaps were recorded in other comprehensive income, including the $1.6 cumulative transition adjustment. As of January 27, 2002, $3.1 of net unrealized losses related to interest rate swaps was included in accumulated other comprehensive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

income, approximately $2.6 of which is expected to be reclassified into earnings during the next 12 months. The hedge ineffectiveness for the year ending January 27, 2002 was not material.

      As of January 27, 2002, and January 28, 2001, the Company had the following interest rate instruments in effect:

	January 27, 2002
					Fair
	Notional		Strike		Market
	Amount		Rate	Period	Value

Interest rate swaps	$100.0		5.2%	1/01-1/02	$(0.3)
	$75.0		5.7%	1/00-1/03	$(2.7)
	$50.0		5.1%	1/01-1/02	$(0.1)
	$33.0	(a)	6.6%	10/98-10/03	$(0.8)
	$33.0	(a)	6.9%	9/98-9/03	$(1.2)

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

	January 28, 2001
					Fair
	Notional		Strike		Market
	Amount		Rate	Period	Value

Interest rate swaps	$50.0		6.0%	1/00-1/01	$0.0
	$75.0		5.7%	1/00-1/03	$(0.7)
	$33.0	(a)	6.6%	10/98-10/03	$(0.7)
	$33.0	(a)	6.9%	9/98-9/03	$(1.3)

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

NOTE 15 — SEGMENT INFORMATION

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of interest expense and certain corporate governance costs).

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes), have been reclassified from prior years into the Borders segment. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

	2001	2000	1999

Sales
Borders	$2,234.1	$2,107.7	$1,841.1
Waldenbooks	902.1	944.3	959.1
International	251.7	219.2	168.2

Total continuing operations	$3,387.9	$3,271.2	$2,968.4

Interest expense (income)
Borders	$9.1	$12.8	$16.4
Waldenbooks	(28.3)	(26.2)	(22.3)
International	14.3	12.4	8.9
Other	19.3	14.1	13.6

Total continuing operations	$14.4	$13.1	$16.6

Income tax expense (benefit)
Borders	$48.8	$38.2	$39.9
Waldenbooks	23.7	24.2	34.7
International	(6.4)	(6.8)	(5.8)
Other	(10.9)	(7.4)	(8.4)

Total continuing operations	$55.2	$48.2	$60.4

Depreciation and amortization expense
Borders	$65.4	$60.7	$52.8
Waldenbooks	21.4	25.8	23.9
International	9.4	8.8	6.5
Other	—	—	0.3

Total continuing operations	$96.2	$95.3	$83.5

Net income (loss)
Borders	$72.1	$56.5	$58.4
Waldenbooks	39.5	40.2	55.5
International	(7.5)	(10.2)	(7.9)
Other	(16.7)	(12.7)	(12.0)

Total continuing operations	87.4	73.8	94.0
Discontinued operations	—	(30.2)	(3.7)

Total net income	$87.4	$43.6	$90.3

Total assets
Borders	$1,339.3	$1,309.0
Waldenbooks	380.0	432.0
International	257.7	216.1
Other	202.3	75.4

Total continuing operations	2,179.3	2,032.5
Discontinued operations	—	14.6

Total assets	$2,179.3	$2,047.1

Capital expenditures
Borders	$40.5	$87.6
Waldenbooks	7.5	19.3
International	24.6	16.0
Other	18.1	15.8

Total continuing operations	90.7	138.7
Discontinued operations	—	2.4

Total capital expenditures	$90.7	$141.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per common share data) (Continued)

      Total assets for the other operating segment include certain corporate headquarters asset balances which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments.

      Long-lived assets by geographic area are as follows:

	2001	2000	1999

Long-lived assets
Domestic	$580.3	$566.8	$567.9
International	156.9	145.2	148.7

Total long-lived assets	$737.2	$712.0	$716.6

NOTE 16 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2001 Quarter Ended

	April	July	October	January

Sales	$729.9	$739.8	$713.7	$1,204.5
Cost of merchandise sold (includes occupancy)	545.1	553.7	534.0	806.4
Operating income (loss)	(26.0)	4.1	(1.4)	180.3
Income (loss) from continuing operations	(18.9)	0.1	(3.1)	109.3
Net income (loss)	(18.9)	0.1	(3.1)	109.3
Diluted earnings (loss) per common share from continuing operations	(0.24)	—	(0.04)	1.32
Basic earnings (loss) per common share from continuing operations	(0.24)	—	(0.04)	1.35

	Fiscal 2000 Quarter Ended
	April	July	October	January

Sales	$679.7	$698.4	$701.0	$1,192.1
Cost of merchandise sold (includes occupancy)	503.9	518.0	523.7	808.9
Operating income (loss)	3.5	3.4	(0.1)	128.3
Income (loss) from continuing operations	0.7	—	(2.6)	75.7
Net income (loss)	(0.9)	(1.6)	(5.0)	51.1
Diluted earnings (loss) per common share from continuing operations	0.01	—	(0.03)	0.95
Basic earnings (loss) per common share from continuing operations	0.01	—	(0.03)	0.96

      Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders

of Borders Group, Inc.

      We have audited the accompanying consolidated balance sheets of Borders Group, Inc. as of January 27, 2002 and January 28, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. at January 27, 2002 and January 28, 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Detroit, Michigan

March 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors

of Borders Group, Inc.

      In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ equity for the year ended January 23, 2000, present fairly, in all material respects, the results of operations and cash flows of Borders Group, Inc. and its subsidiaries for the year ended January 23, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Borders Group, Inc. for any period subsequent to January 23, 2000.

/s/  PRICEWATERHOUSECOOPERS LLP

Bloomfield Hills, Michigan

March 6, 2000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below is certain information regarding the directors and executive officers of the Company:

Name	Age	Position

Gregory P. Josefowicz	49	Chairman, Chief Executive Officer, President and Director
Vincent E. Altruda	52	President, International
Thomas D. Carney	55	Vice President, General Counsel and Secretary
Tamara L. Heim	44	President, Borders Stores and Borders Online, Inc.
Daniel T. Smith	37	Vice President, Human Resources
Michael G. Spinozzi	42	Chief Marketing Officer
Ronald S. Staffieri	52	President, Waldenbooks Stores
Edward W. Wilhelm	43	Senior Vice President and Chief Financial Officer
Mark A. Winterhalter	47	Vice President, Information Technology
Joel J. Cohen	64	Director, member of the Nominating and Compensation Committees
Robert F. DiRomualdo	57	Director
Peter R. Formanek	58	Director, member of the Nominating and Audit Committees
Amy B. Lane	49	Director, member of the Nominating and Audit Committees
Victor L. Lund	54	Director, member of the Nominating and Audit Committees
Dr. Edna Greene Medford	50	Director, member of the Nominating and Compensation Committees
George R. Mrkonic	49	Director
Lawrence I. Pollock	54	Director, member of the Nominating and Compensation Committees
Beth M. Pritchard	54	Director, member of the Nominating and Compensation Committees

      The Company’s Bylaws provide, among other things, that Directors will be elected annually for one year terms. Directors hold office until their successors are elected and qualified.

      Gregory P. Josefowicz has served as President, Chief Executive Officer and Director of the Company since November 1999, and as Chairman of the Board since January 2002. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco, a food and drug retailer that is currently a division of Albertson’s, Inc., most recently as President. Mr. Josefowicz also serves as a director of Ryerson Tull, Inc., a distributor and processor of metals and Spartan Stores, Inc., a food retailer.

      Vincent E. Altruda has served as President of the Company’s international operations since December 1997. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Operations.

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

Ms. Heim served as a Territorial Vice President of Borders from December 1996 to February 1999. From 1980 to 1996, Ms. Heim held several key positions of increasing responsibility for Federated Department Stores, and served as Regional Vice President and Director of Stores for Rich’s Lazarus Goldsmith, a division of Federated Department Stores, prior to joining the Company.

      Daniel T. Smith has served as Vice President of Human Resources of the Company since March 2000. From April 1998 to March 2000, Mr. Smith served as Vice President of Human Resources of Waldenbooks. Mr. Smith served as Director of Human Resources for Waldenbooks from April 1996 to April 1998. He also served as Director of Compensation and Benefits of the Company from July 1995 to April 1996.

      Michael G. Spinozzi has served as Executive Vice President and Chief Marketing Officer of the Company since January 2002. He also served as Sr. Vice President of Sales and Marketing of Borders Stores from March 2001 to January 2002. Prior to joining the company, he spent 19 years with Jewel-Osco stores, a food and drug retailer that is currently a division of Albertson’s, Inc., and was most recently Senior Vice President of Marketing and Merchandising.

      Ronald S. Staffieri has served as President of Waldenbooks Stores since April 1999. Mr. Staffieri served as Chief Administrative Officer of the Company from January 1998 to April 1999. From July 1997 to January 1998, Mr. Staffieri served as President of Borders Outlet. Prior to joining the Company Mr. Staffieri was President and Chief Executive Officer of Lil’ Things, a chain of children’s superstores, from 1994 until January of 1997.

      In June of 1997, Lil’ Things filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and the business was liquidated in December of 1997.

      Edward W. Wilhelm has served as Senior Vice President and Chief Financial Officer of the Company since August 2000. From 1997 through August 2000, Mr. Wilhelm served as Vice President of Planning, Reporting and Treasury for the Company. From 1994 through 1997, Mr. Wilhelm served as Vice President of Finance.

      Mark A. Winterhalter has served as Vice President of Information Technology of the Company since October 1999. He also served as Vice President of Applications Development from May 1998 to October 1999. Prior to joining the company, Mr. Winterhalter served as Vice President and Chief Information Officer for Arbor Drugs, Inc., a drug retailer, from October 1989 until May 1998.

      Joel J. Cohen became a director of the Company on March 30, 2001. Mr. Cohen was Managing Director and co-head of Mergers and Acquisitions at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), a leading investment and merchant bank that was acquired by Credit Suisse First Boston, until his retirement in November 2000. He had been associated with DLJ since October 1989. He had previously served as General Counsel to the Presidential Task Force on Market Mechanisms and as a partner of Davis Polk and Wardwell, attorneys. Mr. Cohen also serves as a director of the Chubb Corporation, a major property and casualty insurance company, and Maersk, Inc., an owner and operator of container ships involved in worldwide trade.

      Robert F. DiRomualdo served as a director of the Company since its formation in August 1994. Mr. DiRomualdo also served as Chairman of the Company from August 1994 until January 2002, Chief Executive Officer of the Company from August 1994 until November 1998, and as President and Chief Executive Officer from April 1999 until November 1999.

      Peter R. Formanek has served as a director of the Company since August 1995. Mr. Formanek was co-founder of AutoZone Inc., a retailer of aftermarket automotive parts, and served as President and Chief Operating Officer of AutoZone, Inc. from 1986 until his retirement in May 1994. He currently is a director of The Perrigo Company, a manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, and Gart Sports, Inc., a retailer of sporting goods.

      Amy B. Lane served as a director of the Company from August 1995 until March 1999, and was most recently elected a director on October 30, 2001. Ms. Lane was Managing Director, Investment Banking Group, of Merrill Lynch from 1997 until her retirement in February 2002. From 1989 through 1996, she served as a Managing Director, Corporate Finance, of Solomon Brothers in New York.

      Victor L. Lund has served as a director of the Company since July 1997. Mr. Lund has served as Vice Chairman of Albertson’s, Inc., a food and drug retailer, since June 1999. He served as Chairman of the Board of American Stores Company from June 1995 until its acquisition by Albertson’s in June 1999, and as Chief Executive Officer of American Stores Company from August 1992 until June 1999. He was President of American Stores Company from August 1992 until June 1995. Mr. Lund also serves as a director of Service Corporation International, a provider of death care services.

      Dr. Edna Greene Medford became a director of the Company in September 1998. Dr. Greene Medford is an Associate Professor of History and a former Director of the Undergraduate Program in History at Howard University. Dr. Medford is a member of the Board of Trustees and is Chairperson of the Program Committee for National History Day, Inc., and is also a member of the Board of Advisors for The Lincoln Forum; both are non-profit organizations.

      George R. Mrkonic has served as a director of the Company since August 1994. Mr. Mrkonic also served as the Vice Chairman of the Company from December 1994 until January 2002, and as President of the Company from December 1994 until January 1997. He is also a director of (i) Champion Enterprises, Inc., a manufacturer and seller of manufactured homes and mid-sized buses, (ii) Syntel, Inc., a computer software and development company, (iii) Galyan’s Trading Company, Inc., a specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, and (iv) Nashua Corporation, a manufacturer of specialty imaging products and services to industrial and commercial customers to meet various print application needs.

      Lawrence I. Pollock has served as a director of the Company since August 1995. Mr. Pollock has served as President and Chief Operating Officer of Cole National Corporation, which operates retail vision and gift stores, since January 2000. He is also a partner of Independent Group L.P., a privately-held radio broadcasting company based in Cleveland, Ohio. From September 1998 until June 1999, Mr. Pollock served as President and Chief Executive Officer of HomePlace, Inc., a chain of home furnishings and housewares superstores, which he joined in January 1997 as Executive Vice President and Chief Operating Officer. From 1994 until 1996, he served as the President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer.

      In January of 1998, HomePlace, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code.

      Beth M. Pritchard has served as a director of the Company since March 2000. Ms. Pritchard has served as President and Chief Executive Officer of Bath & Body Works, and Chief Executive Officer of The White Barn and Candle Company, divisions of Intimate Brands, Inc. since 1993. She also serves as a director of Intimate Brands, Inc., a specialty retailer of lingerie and personal care products.

      Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 19, 2002 for the Company’s May 23, 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 19, 2002 for the Company’s May 23, 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 19, 2002 for the Company’s May 23, 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions

      Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number	Description

2.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(14)	Restated bylaws of Borders Group, Inc.
10.1(14)	Form of Severance Agreement
10.2(4)	Borders Group, Inc. Stock Option Plan
10.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders
Group, Inc. and Kmart Corporation
10.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.12	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.13	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10.19(1)	Borders Group, Inc. Director Stock Plan
10.20(7)	First Amendment to the Borders Group, Inc. Director Stock Plan
10.21(7)	Second Amendment to the Borders Group, Inc. Director Stock Plan
10.22(14)	Third Amendment to Borders Group, Inc. Director Stock Plan
10.23(14)	Fourth Amendment to Borders Group, Inc. Director Stock Plan
10.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10.31(9)	1998 Borders Group, Inc. Stock Option Plan
10.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.34(10)	Multicurrency Revolving Credit Facility Credit Agreement dated July 9, 1999 among Borders Group, Inc., its subsidiaries, and Parties thereto

Exhibit
Number	Description

10.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10.36(12)	Amended Schedule 1.01(B) to the Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its Subsidiaries and Parties thereto
10.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement
10.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
18.1(3)	Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).

      (b) Financial Statement Schedules:

      All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

      (c) Reports on Form 8-K:

      During fiscal 2001, there was one report filed on Form 8-K under Item 7 — Financial Statements and Exhibits. This report was dated and filed on April 13, 2001 (File No. 1-13740).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDERS GROUP, INC.

(Registrant)

BY:	/s/ GREGORY P. JOSEFOWICZ

Gregory P. Josefowicz
Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Chairman, Chief Executive Officer, and President	April 25, 2002
/s/ EDWARD W. WILHELM Edward W. Wilhelm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2002
/s/ JOEL J. COHEN Joel J. Cohen	Director	April 25, 2002
/s/ ROBERT F. DIROMUALDO Robert F. DiRomualdo	Director	April 25, 2002
/s/ PETER R. FORMANEK Peter R. Formanek	Director	April 25, 2002
/s/ AMY B. LANE Amy B. Lane	Director	April 25, 2002
/s/ VICTOR L. LUND Victor L. Lund	Director	April 25, 2002
/s/ DR. EDNA GREENE MEDFORD Dr. Edna Greene Medford	Director	April 25, 2002
/s/ GEORGE R. MRKONIC George R. Mrkonic	Director	April 25, 2002
/s/ LAWRENCE I. POLLOCK Lawrence I. Pollock	Director	April 25, 2002
/s/ BETH M. PRITCHARD Beth M. Pritchard	Director	April 25, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(14)	Restated bylaws of Borders Group, Inc.
10.1(14)	Form of Severance Agreement
10.2(4)	Borders Group, Inc. Stock Option Plan
10.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders
Group, Inc. and Kmart Corporation
10.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.12	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.13	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10.19(1)	Borders Group, Inc. Director Stock Plan
10.20(7)	First Amendment to the Borders Group, Inc. Director Stock Plan
10.21(7)	Second Amendment to the Borders Group, Inc. Director Stock Plan
10.22(14)	Third Amendment to Borders Group, Inc. Director Stock Plan
10.23(14)	Fourth Amendment to Borders Group, Inc. Director Stock Plan
10.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10.31(9)	1998 Borders Group, Inc. Stock Option Plan
10.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.34(10)	Multicurrency Revolving Credit Facility Credit Agreement dated July 9, 1999 among Borders Group, Inc., its subsidiaries, and Parties thereto
10.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10.36(12)	Amended Schedule 1.01(B) to the Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its Subsidiaries and Parties thereto

Exhibit
Number	Description

10.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement
10.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
18.1(3)	Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).