Form 10-Q
period 2002-04-28
BORDERS GROUP INC
filed 2002-06-12
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Fot the transition period from          to

Commission file number 1-13740

BORDERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3294588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Indentification No.)

100 Phoenix Drive, Ann Arbor, Michigan 48108
(Address of principal executive offices with zip code)

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

Yes   X           No

Shares Outstanding As of
Title of Class	May 24, 2002
Common Stock	81,770,146

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

BORDERS GROUP,INC.
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions except common share data)

(Unaudited)

                                                                                               13 Weeks Ended
                                                                                     April 28,                April 29,
                                                                                       2002                     2001
                                                                               ----------------------   ----------------------

Sales                                                                             $          751.7         $        729.9
Cost of merchandise sold, including
     occupancy costs                                                                         560.9                  545.1
Fulfillment center inventory writedowns                                                        -                     12.7
                                                                               ----------------------   ----------------------

Gross margin                                                                                 190.8                  172.1
Selling, general and administrative expenses                                                 181.3                  178.4
Legal settlement expense                                                                       -                      2.4
Pre-opening expense                                                                            0.8                    0.8
Asset impairments and other writedowns                                                         -                     15.8
Goodwill amortization                                                                          -                      0.7
                                                                               ----------------------   ----------------------

Operating income (loss)                                                                        8.7                  (26.0)
Interest expense                                                                               2.4                    4.0
                                                                               ----------------------   ----------------------

Income (loss) before income tax                                                                6.3                  (30.0)
Income tax provision (benefit)                                                                 2.4                  (11.1)
                                                                               ----------------------   ----------------------

Net income (loss)                                                                 $            3.9         $        (18.9)
                                                                               ======================   ======================

Earnings (loss) per common share data --

   Diluted earnings (loss) per common share                                       $          0.05          $        (0.24)
                                                                               ======================   ======================

   Diluted weighted average common shares outstanding (in thousands)                         84,091                 79,829
                                                                               ======================   ======================

   Basic earnings (loss) per common share                                         $          0.05          $        (0.24)
                                                                               ======================   ======================

   Basic weighted average common shares outstanding (in thousands)                           81,478                 79,829
                                                                               ======================   ======================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP,INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

(Unaudited)

                                                                  April 28,           April 29,          January 27,
                                                                    2002                2001                2002
                                                              ------------------  ------------------  ------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                    $        60.1       $        73.4        $      190.2
   Merchandise inventories                                            1,194.0             1,189.0             1,178.8
   Accounts receivable and other current assets                          55.9                66.5                73.1
                                                              ------------------  ------------------  ------------------
         Total Current Assets                                         1,310.0             1,328.9             1,442.1
Property and equipment, net of accumulated depreciation of
   $591.5, $523.9 and $596.2 at April 28, 2002, April 29,
   2001, and January 27, 2002, respectively                             526.7               532.4               529.4
Other assets and deferred charges                                       116.4                54.1               119.1
Goodwill, net of accumulated amortization of  $53.8 and
   $55.8 at  April 29, 2001 and January 27, 2002,
   respectively                                                          90.4                91.5                88.7
                                                              ------------------  ------------------  ------------------
         Total Assets                                           $     2,043.5       $     2,006.9        $    2,179.3
                                                              ==================  ==================  ==================
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term  debt and capital lease  obligations due within
     one year                                                   $        86.9       $       299.2        $       83.3
   Trade accounts payable                                               611.7               546.9               638.2
   Accrued payroll and other liabilities                                199.8               210.2               288.9
   Taxes, including income taxes                                         48.8                33.4                93.0
    Deferred income taxes                                                 3.3                 -                   3.3
                                                              ------------------  ------------------  ------------------
         Total Current Liabilities                                      950.5             1,089.7             1,106.7
Long-term capital lease obligations                                      51.0                14.8                49.7
Other long-term liabilities                                              74.4                69.0                73.0
                                                              ------------------  ------------------  ------------------
         Total Liabilities                                            1,075.9             1,173.5             1,229.4
                                                              ------------------  ------------------  ------------------
Stockholders' Equity:
Common stock; 200,000,000 shares authorized; 81,802,893,
80,393,499 and 81,202,967 issued and outstanding at April
28, 2002, April 29, 2001, and January 27, 2002,respectively             714.9               696.4               707.9
Officers receivable and deferred compensation                            (0.3)               (1.0)               (0.2)
Accumulated other comprehensive loss                                     (8.6)              (13.4)              (15.5)
Retained earnings                                                       261.6               151.4               257.7
                                                              ------------------  ------------------  ------------------
         Total Stockholders' Equity                                     967.6               833.4               949.9
                                                              ------------------  ------------------  ------------------
         Total Liabilities & Stockholders' Equity               $     2,043.5       $     2,006.9        $    2,179.3
                                                              ==================  ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 13 WEEKS ENDED APRIL 28, 2002
(Dollars in millions)

(Unaudited)

                                                                  Deferred          Accumulated
                                                                Compensation           Other
                                          Common Stock           and Officer      Comprehensive     Retained
                                     Shares         Amount       Receivables           Loss         Earnings       Total
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

Balance at January 27, 2002          81,202,967    $    707.9   $         (0.2)   $         (15.5)  $    257.7   $    949.9
                                  --------------  ------------ ----------------  ----------------- ------------ ------------
Net income                                   -            -                -                  -            3.9          3.9

Currency translation adjustment              -            -                -                  6.2          -            6.2

Change in fair value of
  derivatives, net of tax                    -            -                -                  0.7          -            0.7
                                                                                                                ------------
Comprehensive income (loss)                                                                                            10.8

Issuance of common stock             1,065,326           13.6              -                  -            -           13.6

Repurchase and retirement of
  common stock                        (465,400)         (10.7)             -                  -            -          (10.7)

Change in receivable and
  deferred compensation                      -            -               (0.1)               -            -           (0.1)

Tax benefit of equity
compensation                                 -            4.1              -                  -            -            4.1
                                  --------------  ------------ ----------------  ----------------- ------------ ------------

Balance at April 28, 2002            81,802,893    $    714.9   $         (0.3)   $          (8.6)  $    261.6   $    967.6
                                  ==============  ============ ================  ================= ============ ============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

(Unaudited)

                                                                                      13 Weeks Ended
                                                                             April 28,              April 29,
                                                                               2002                   2001
                                                                         ------------------    -------------------
Cash provided by (used for):
Operations
Net income / (loss)                                                        $          3.9         $        (18.9)
Adjustments to reconcile net income (loss) to operating cash flows:
   Depreciation and goodwill amortization                                            23.2                   22.6

   (Increase) / decrease in deferred income taxes                                    (0.2)                   3.9
   Change in other long-term assets and liabilities                                  10.9                   (0.3)
   Asset impairments and other writedowns                                             -                     10.0
   Cash provided by (used for) current assets and current liabilities:
     (Increase) / decrease in inventories                                           (12.9)                  10.8

     (Increase) / decrease in other assets                                           17.7                    8.0

     Increase / (decrease) in accounts payable                                      (27.3)                 (75.1)

     Increase / (decrease) in taxes payable                                         (46.5)                 (58.1)

     Increase / (decrease) in expenses payable and accrued liabilities              (89.0)                 (52.7)
                                                                         ------------------    -------------------
     Net cash used for continuing operations                                       (120.2)                (149.8)
     Net cash provided by (used for) discontinued operations                          -                      3.0
                                                                         ------------------    -------------------
         Net cash used for operations                                              (120.2)                (146.8)
                                                                         ------------------    -------------------
Investing
Capital expenditures                                                                (14.6)                  (4.8)
                                                                         ------------------    -------------------
         Net cash used for investing                                                (14.6)                  (4.8)
                                                                         ------------------    -------------------
Financing
Net funding from credit facility                                                     (0.3)                 160.4
Issuance of common stock                                                             13.6                   10.1
Repurchase of common stock                                                          (10.7)                   -
Other, net                                                                           (0.2)                  (4.2)
                                                                         ------------------    -------------------
         Net cash provided by financing                                               2.4                  166.3
Effect of exchange rates on cash and equivalents                                      2.3                   (0.4)
                                                                         ------------------    -------------------

Net increase (decrease) in cash and equivalents                                    (130.1)                  14.3

Cash and equivalents at beginning of year                                           190.2                   59.1
                                                                         ------------------    -------------------
Cash and equivalents at end of period                                       $        60.1         $         73.4
                                                                         ==================    ===================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 27, 2002.

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 28, 2002, the Company operated 391 superstores primarily under the Borders name, including 12 in the United Kingdom, six in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 820 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, fled a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants’ Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has fled a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys’ fees and other unspecified relief. The Company intends to vigorously defend the action.

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have fled an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a $472.8 multicurrency credit agreement (the Credit Facility) which expires in October 2002. Borrowings under the Credit Facility bear interest at a base rate or an increment over LIBOR at the Company’s option. The Credit Facility contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make acquisitions, merge, declare dividends, dispose of assets, issue or repurchase its common stock in excess of $100.0 (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and require the Company to meet certain financial measures regarding fixed charge coverage, leverage, and tangible net worth. The Company is prohibited under the Credit Facility from paying cash dividends on common shares. The Company had borrowings outstanding under the Credit Facility of $85.3 at April 28, 2002, and $81.6 at January 27, 2002.

Lease Financing Facility: The Company has a $175.0 lease financing facility (the Lease Facility) to finance new stores and other property through operating leases, which expires in October 2002. The Lease Facility provides financing to lessors through loans from a third-party lender for up to 95% of a project’s cost. It is expected that lessors will make equity contributions approximating 5% of each project. Independent of its obligations as lessee, the Company guarantees payment when due of all amounts required to be paid to the third-party lender. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The Lease Facility contains covenants and events of default that are similar to those contained in the Credit Facility described above. There was $119.0 and $121.8 outstanding under the Lease Facility at April 28, 2002 and January 27, 2002, respectively. The Company has recorded $51.0 and $49.7 of the amounts under the Lease Facility as capitalized leases at April 28, 2002 and January 27, 2002, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. On April 30, 2002, the Company permanently refinanced 9 properties with a total value of approximately $28.0 through operating leases.

As discussed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company expects to be able to successfully replace the Credit and Lease Facilities in June 2002.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 28, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). As required by FAS 142, the Company is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of FAS 142, the Company determined that there was no impairment of goodwill for any of its reporting units. The following pro forma earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization, as required by FAS 142.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

                                                      13 Weeks Ended
                                                April 27,         April 28,
                                                  2002               2001
                                            ------------------ -----------------
Adjusted net income/(loss):
    Net income/(loss)                       $     3.9           $   (18.9)

    Goodwill amortization                          -                  0.7
                                            ------------------ -----------------
          Adjusted net income/(loss)        $     3.9           $   (18.2)
                                            ================== =================

Diluted earnings (loss) per share:

     Net income (loss)                      $     0.05          $   (0.24)

     Goodwill amortization                          -                0.01
                                            ------------------ -----------------
          Adjusted net income (loss)        $     0.05          $   (0.23)
                                            ================== =================

Basic earnings (loss) per share:

     Net income (loss)                      $     0.05          $  (0.24)

     Goodwill amortization                          -               0.01
                                            ------------------ -----------------
          Adjusted net income (loss)        $     0.05          $  (0.23)
                                            ================== =================

NOTE 5 – ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

On March 15, 2001, the Company announced an agreement with Ingram Book Group ("Ingram"), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company's special order sales. This agreement resulted in a pre-tax charge of $15.8 in the first quarter of 2001. This charge primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware and software, and is categorized as "Asset impairments and other writedowns" on the Condensed Consolidated Statements of Operations.

The agreement with Ingram also resulted in a $12.7 pre-tax charge in the first quarter of 2001 for the writedown of Fulfillment center inventory. This charge is categorized as "Fulfillment center inventory writedowns" on the Condensed Consolidated Statements of Operations.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 6 – SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, international Borders and Books etc. stores, Walden stores, and other (consisting of the unallocated portion of interest expense and certain corporate governance costs).

Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

                                                                      13 Weeks Ended
                                                               April 28,         April 29,
                                                                  2002             2001
                                                             ---------------  ----------------
  Sales
        Borders                                                 $    518.5       $     500.6
        Walden                                                       170.0             176.8
        International                                                 63.2              52.5
                                                             ---------------  ----------------
  Total sales                                                   $    751.7       $     729.9
                                                             ===============  ================

  Net income (loss)
        Borders                                                 $     11.2       $      (9.5)
        Walden                                                         1.4              (1.2)
        International                                                 (4.7)             (3.5)
        Other                                                         (4.0)             (4.7)
                                                             ---------------  ----------------
  Total net income (loss)                                       $      3.9       $     (18.9)
                                                             ===============  ================

  Total assets
        Borders                                                 $  1,342.5       $   1,299.2
        Walden                                                       352.8             391.3
        International                                                258.9             209.3
        Other                                                         89.3              95.6
                                                             ---------------  ----------------
  Total continuing operations                                      2,043.5           1,995.4
        Discontinued operations                                        -                11.5
                                                             ---------------  ----------------
  Total assets                                                  $  2,043.5       $   2,006.9
                                                             ===============  ================

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 7 – SUBSEQUENT EVENT

In June 2002, the Company expects to complete a $400.0 Multicurrency Revolving Credit Agreement, which will expire in June 2005. Borrowings under the Agreement would bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. This agreement will contain covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, make acquisitions, merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 over the term of the Agreement or $50.0 in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and will require the Company to meet certain financial measures regarding fixed charge coverage, leverage, tangible net worth and capital expenditures. This agreement will replace the Credit Facility discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Also in June 2002, the Company expects to complete agreements to (i) amend and extend until June 2004 (2005 if certain conditions are satisfied) the Lease Facility discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements (the “Existing Lease Facility”), and (ii) establish a new lease financing facility (the “New Lease Facility”). The aggregate amount available under these facilities would be $100.0 until November 1, 2002, and $75.0 thereafter. Properties to be financed after the effective date of the New Lease Facility would be financed under that facility, and no additional properties would be financed under the Existing Lease Facility. By November 1, 2002, the Company anticipates that a sufficient number of properties currently financed under the Existing Lease Facility will be permanently financed such that the amount transferred to the New Lease Facility is less than $75.0 million. The New Lease Facility, which will expirein 2007, will provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, third-party lenders will make equity contributions approximating 5% of the cost of each project. Independent of its obligations relating to the leases, the Company will guarantee payment when due of all amounts required to be paid to the third-party lender. The agreements relating to both the New Lease Facility and the Existing Lease Facility will contain convenants and events of default that are similar to those contained in the Multicurrency Revolving Credit Agreement described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Borders Group, Inc., (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. As of April 28, 2002, the Company operated 391 superstores primarily under the Borders name, including 12 in the United Kingdom, six in Australia, two in Puerto Rico and one each in Singapore and New Zealand. The Company also operated 820 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core superstore business, (ii) driving international growth by leveraging infrastructure investments and expanding established markets, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company expects to open an average of 40 domestic Borders stores annually over the next several years. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately eight to ten international store openings annually. Full year profitability is expected to be achieved by the International segment in 2003. The Waldenbooks segment has experienced decreased comparable sales percentages for the past few years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company has developed a plan for the optimization of its store base in order to improve net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. The Company’s objectives with respect to these initiatives are to support consolidated annual sales growth of approximately 8% to 10% and consolidated annual earnings growth of approximately 13% to 15%.

The Company’s first quarters of 2002 and 2001 consisted of the 13 weeks ended April 28, 2002 and April 29, 2001, respectively.

RESULTS OF OPERATIONS

The following table presents the Company’s consolidated statement of operations data, as a percentage of sales, for the periods indicated.

                                                           13 Weeks Ended
                                                 April 28, 2002   April 29, 2001
                                                 --------------   --------------

    Sales                                            100.0%             100.0%
    Cost of merchandise sold (includes
    occupancy)                                        74.6               74.7
    Fulfillment center inventory writedowns            -                  1.7
                                                 ---------------- --------------
    Gross margin                                      25.4               23.6
    Selling, general and administrative
    expenses                                          24.1               24.5
    Legal settlement expense                           -                  0.3
    Pre-opening expense                                0.1                0.1
    Goodwill amortization                              -                  0.1
                                                 ---------------- --------------
    Operating income (loss) before asset
    impairments
      and other writedowns                             1.2                (1.4)
    Asset impairments and other writedowns             -                   2.2
                                                 ---------------- --------------
    Operating income (loss)                            1.2               (3.6)
    Interest expense                                   0.4                0.5
                                                 ---------------- --------------
    Income (loss) before income tax                    0.8               (4.1)
    Income tax                                         0.3               (1.5)
                                                 ---------------- --------------
    Net income (loss)                                  0.5%              (2.6)%
                                                 ================ ==============

CONSOLIDATED RESULTS

Sales

The increase in consolidated sales for the 13 weeks ended April 28, 2002 as compared to the 13 weeks ended April 29, 2001 resulted primarily from the opening of new Borders superstores.

Gross margin

Consolidated gross margin as a percentage of sales increased in the first quarter of 2002 compared to the prior year. This primarily resulted from a $12.7 million pre-tax charge taken in the first quarter of 2001 for the writedown of inventory affected by the Company’s agreement with Ingram Book Company (“Ingram”). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company’s fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Also contributing to the improvement of gross margin in 2002 are lower promotional and distribution costs as a percentage of sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2002 compared to the prior year primarily as a result of strong expense management and of the elimination of Borders.com operating expenses in the third quarter of 2001. Through July 2001, the Company (through its subsidiary Borders Online, Inc.) was an online retailer of books, music and video through the operation of its Internet commerce site, Borders.com. In August 2001, the Company entered into an agreement with Amazon.com, Inc. to re-launch Borders.com as a co-branded Web site powered by Amazon.com’s e-commerce platform. Amazon.com is the seller of record, providing inventory, fulfillment, site content, and customer service for the co-branded site.

Legal settlement expense

In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores fled a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act, and the California Unfair Competition Act. On April 19, 2001 the Company announced that a settlement had been reached in this action. The Company paid $2.4 million under the agreement. The Company has categorized this charge as “Legal settlement expense” in the Condensed Consolidated Statements of Operations.

Goodwill amortization

In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Adoption had the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $0.7 million in the first quarter 2002. Upon initial application, the Company determined no goodwill impairment existed.

Asset impairments and other writedowns

In addition to the writedown of inventory discussed above, the Company’s agreement with Ingram resulted in a pre-tax charge of $15.8 million in the first quarter of 2001. This charge was primarily related to the writedown of assets used by the current Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

Interest expense

Interest expense decreased as a percentage of sales for the 13 weeks ended April 28, 2002 compared to the prior year primarily as a result of lower borrowing levels.

Taxes

The effective tax rate for the quarters presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s estimated effective tax rate used was 38.1% in 2002 compared to 37.0% in 2001. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.

SEGMENT RESULTS

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of the unallocated portion of interest expense and certain corporate governance costs). See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information relating to these segments.

Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

     Borders
     (dollar amounts in millions)
                                                 13 Weeks Ended
                                         April 28, 2002    April 29, 2001
                                        ---------------- -----------------
     Sales                              $  518.5          $  500.6
     Net income (loss)                  $   11.2          $   (9.5)
     Net income (loss) as % of sales         2.2%             (1.9)%

     Depreciation and
        amortization  expense           $   16.4          $   15.4
     Interest expense                   $      -          $    2.8

     Store Openings                            6                 4
     Store Closings                            -                 -
     Store Count                             369               339

The increase in Borders sales for the first 13 weeks of 2002 is primarily the result of new store openings, partially offset by a comparable store sales decrease of 0.4%. Borders operated 369 and 339 stores at the end of the first quarter of 2002 and 2001, respectively. The comparable store sales decrease was partially due to weak music sales in the first quarter of 2002 compared to the first quarter of 2001.

For the first quarter of 2002, Borders generated net income of $11.2 million, compared to a net loss of $9.5 million in the first quarter of 2001. The net loss in 2001 primarily resulted from the writeoff of certain assets and inventory pursuant to the alliance with Ingram. Excluding the impact of these writeoffs, Borders generated net income of $8.6 million, or approximately 1.7% of sales. The increase in 2002 net income compared to the prior year (excluding writeoffs) was the result of store openings, Borders’ ability to leverage fixed costs over a larger sales base and the elimination of Borders.com operating expenses in conjunction with the agreement with Amazon.com. The increase in net income as a percentage of sales (excluding writeoffs) was also primarily the result of the elimination of Borders.com operating expenses.

Depreciation and amortization expense increased in 2002 compared to the prior year primarily as a result of the depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization in the first quarter of 2002.

Interest expense decreased in 2002 compared to the prior year primarily as a result of lower average borrowing levels at fixed internal interest rates.

Waldenbooks
(dollar amounts in millions)
                                             13 Weeks Ended
                                     April 28, 2002   April 29, 2001
                                   ----------------- ----------------
Sales                              $  170.0           $  176.8
Net income (loss)                  $    1.4           $   (1.2)
Net income  (loss) as % of sales        0.8%              (0.7)%

Depreciation expense               $    4.5          $     5.0
Interest income                    $    8.3          $     7.0

Store Openings                            -                  4
Store Closings                            7                 11
Store Count                             820                862

The decrease in Waldenbooks sales in the first quarter of 2002 compared to the first quarter of 2001 is primarily the result of the decrease in store count coupled with a comparable store sales decrease of 0.2%.

Net income in 2002 of $1.4 million compared favorably to a net loss of $1.2 million in 2001 primarily as a result of an increase in gross margin. This was primarily due to lower promotional markdowns and lower distribution costs as a percentage of sales.

Depreciation expense decreased in 2002 primarily as a result of the decrease in store count and the impairment of 97 underperforming stores’ leaseholds and fixtures in the fourth quarter of 2001.

Interest income increased in 2002 as a result of Waldenbooks’ continued positive cash flow at fixed internal rates.

International
(dollar amounts in millions)
                                            13 Weeks Ended
                                     April 28, 2002   April 29, 2001
                                    ---------------- -----------------
Sales                               $   63.2            $   52.5
Net loss                            $    4.7            $    3.5
Net loss as % of sales                   7.4%               6.7%

Depreciation and amortization
   expense                          $    2.3            $     2.2
Interest expense                    $    3.8            $     3.3

Superstore Store Openings                  -                    1
Superstore Store Count                    22                   15
Books etc. Store Openings                  -                    1
Books etc. Store Closings                  -                    -
Books etc. Store Count                    36                   32

The increase in International sales in the first quarter of 2002 compared to the first quarter of 2001 resulted from new superstore openings.

Net loss and net loss as a percentage of sales increased for the 13 weeks ended April 28, 2002 compared to the prior year primarily as a result of the opening of eight new superstores during fiscal 2001. As expected, new superstores incur losses in their first yearas sales levels are not sufficient to leverage store costs. The losses generatedby these stores was partially offset by the net income generated by the more mature stores.

Depreciation and amortization expense remained relatively flat the first quarter of 2002. This was the result of increased depreciation expense from the opening of new stores offset by the cessation of goodwill amortization in the first quarter of 2002.

Interest expense increased in 2002 compared to the prior year due to higher average borrowing levels necessary to finance investments in new stores at fixed internal rates.

Other
(dollars in millions)
                                       13 Weeks Ended
                               April 28, 2002    April 29, 2001
                               --------------    --------------
           Net loss             $   4.0           $    4.7
           Interest expense     $   6.9                4.9

Net loss consists of various corporate governance costs and income. The net loss for the first quarter of 2002 decreased from the same period in the prior year. This was primarily due to legal and settlement costs incurred in the first quarter of 2001, which were associated with the American Booksellers Association litigation, partially offset by increased interest expense for this segment. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store Web-based commerce technologies, and corporate information technology streamlining.

Net cash used for continuing operations was $120.2 million and $149.8 million for the 13 weeks ended April 28, 2002 and April 29, 2001, respectively. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of decreases in accounts payable, taxes payable, and accrued liabilities during the period offset by an increase in inventory.

Net cash used for investing was $14.6 million and $4.8 million for the 13 weeks ended April 28, 2002 and April 29, 2001, respectively, which primarily funded capital expenditures for new stores, the refurbishment of existing stores and technology investments.

Net cash provided by financing in the first 13 weeks of 2002 was $2.4 million versus $166.3 million in the first 13 weeks of 2001. The decrease was primarily the result of decreased borrowing needs due to the cash flows being generated by the maturing Borders superstores.

The Company expects capital expenditures to increase to approximately $120.0 million for the full year of 2002, resulting primarily from domestic store openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology streamlining. The Company currently plans to open approximately 40 domestic Borders superstores and eight international stores in 2002. Average cash requirements for the opening of a domestic prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

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

In June 2002, the Company expects to complete a $400.0 million Multicurrency Revolving Credit Agreement, which will expire in June 2005. Borrowings under the Agreement would bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. This agreement will contain covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, make acquisitions, merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 million over the term of the Agreement or $50.0 million in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and will require the Company to meet certain financial measures regarding fixed charge coverage, leverage, tangible net worth and capital expenditures. This agreement will replace the Credit Facility discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements, and it will result in an increased borrowing rate.

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

To date, the Company has not been required to perform under the guarantees described above. In the event that the Company should be required to perform, borrowings under the Credit Facility (or its successor) would be sufficient to meet its obligations.

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

There were 30 and 31 properties financed through the Lease Facility, with a financed value of $119.0 million and $121.8 million, as of April 28, 2002, and January 27, 2002, respectively. Of this amount, the Company has recorded $51.0 million and $49.7 million as capital leases on the consolidated balance sheets. On April 30, 2002, the Company permanently refinanced 9 properties with a total value of approximately $28.0 million through operating leases. The Company expects that the remaining properties financed under the Lease Facility will either be transferred to a new facility described below or be permanently financed.

In June 2002, the Company expects to complete agreements to (i) amend and extend until June 2004 (2005 if certain conditions are satisfied) the Lease Facility discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements (the “Existing Lease Facility”), and (ii) establish a new lease financing facility (the “New Lease Facility”). The aggregate amount available under these facilities would be $100.0 million until November 1, 2002, and $75.0 million thereafter. Properties to be financed after the effective date of the New Lease Facility would be financed under that facility, and no additional properties would be financed under the Existing Lease Facility. By November 1, 2002, the Company anticipates that a sufficient number of properties currently financed under the Existing Lease Facility will be permanently financed such that the amount transferred to the New Lease Facility is less than $75.0 million. The New Lease Facility, which will expire in 2007, will provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, third-party lenders will make equity contributions approximating 5% of the cost of each project. Independent of its obligations relating to the leases, the Company will guarantee payment when due of all amounts required to be paid to the third-party lender. The agreements relating to both the New Lease Facility and the Existing Lease Facility will contain convenants and events of default that are similar to those contained in the Multicurrency Revolving Credit Agreement described above.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Lease and Credit Facilities (or their successors). The Company believes funds generated from operations, borrowings under the Credit Facility or its successor, and financing through the Lease Facility or its successor will be sufficient to fund its anticipated capital requirements for the next several years.

The following table summarizes the Company’s significant financing and lease obligations at April 28, 2002:

Fiscal Year                       2002       2003-2004       2005-2006      2007 and         Total
(dollars in millions)                                                       thereafter
                              ----------     ----------      ----------     -----------     ----------
Credit Facility borrowings    $   85.3       $    --         $    --        $      --       $    85.3
Capital lease obligations          1.6            --              --             51.0            52.6
Operating lease obligations      201.8           488.7           436.3        1,940.1         3,066.9
                              -----------    ----------      -----------    -----------     ----------
Total                          $ 288.7       $   488.7       $   436.3      $ 1,991.1       $ 3,204.8

Lease Facility guarantees(1)   $ 119.0       $    --         $    --        $      --       $   119.0

(1) Includes $51.0 million treated as capital lease obligations.

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

Goodwill Impairment Testing

Upon adoption of FAS 142 on January 28, 2002, the Company’s goodwill was tested for impairment, and no impairment existed. The carrying amounts of the net assets of the applicable reporting units (including goodwill) were compared to the estimated fair values of those reporting units. Fair value was estimated using a discounted cash flow model which depended on, among other factors, estimates of future sales and expense trends, liquidity, and capitalization. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. The Company anticipates that its future annual tests of goodwill impairment will be based upon the methodology described above and will be subject to the same risks and uncertainties.

Asset Impairment Testing

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for each of its stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows. To the extent that there is significant deterioration in the performance of the Company’s stores, or changes in the other assumptions underlying the estimates of expected discounted future cash flows, significant asset impairments may result.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. Exhibit 99.1 to this report, “Cautionary Statement under the Private Securities Litigation Reform Act of 1995", identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s Form 10-K Annual Report for the fiscal year ended January 27, 2002, describes pending lawsuits against the Company. An adverse judgment against the Company in any of these matters could have a material adverse effect on the Company. The status of such litigation has not changed in any material respect during the period covered by this Report.

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

BORDERS GROUP, INC.
(Registrant)

Date: June 12, 2002	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)