Form 10-Q
period 2002-07-28
BORDERS GROUP INC
filed 2002-09-11
CIK 940510

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q
         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to_______.

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
Yes       X           No
   --------------       --------------


   Title of Class                             Shares Outstanding As of
   --------------                                  August 25, 2002
    Common Stock                                   ---------------
                                                     79,448,424

                               BORDERS GROUP, INC.



                                      INDEX



Part I - Financial Information

                                                                                               Page
     Item 1.       Financial Statements                                                          1

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                   11

     Item 3.       Quantitative and Qualitative Disclosures about
                   Market Risk                                                                 N/A

Part II - Other information

     Item 1.       Legal Proceedings                                                            27

     Item 2.       Changes in Securities and Use of Proceeds                                   N/A

     Item 3.       Defaults Upon Senior Securities                                             N/A

     Item 4.       Submission of Matters to a vote of                                           27
                   Securityholders

     Item 5.       Other Information                                                           N/A

     Item 6.       Exhibits and Reports on Form 8-K                                             28


Signatures                                                                                      29


Certifications                                                                                  30

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)



                                                                                      13 WEEKS ENDED
                                                                                 JULY 28,         JULY 29,
                                                                                   2002             2001
                                                                                ----------       ---------
Sales                                                                           $    763.6       $   739.8
Cost of merchandise sold, including
     occupancy costs                                                                 571.0           553.7
                                                                                ----------       ---------

Gross margin                                                                         192.6           186.1
Selling, general and administrative expenses                                         183.6           179.9
Pre-opening expense                                                                    1.0             1.5
Goodwill amortization                                                                    -             0.6
                                                                                ----------       ---------

Operating income                                                                       8.0             4.1
Interest expense                                                                       2.5             4.0
                                                                                ----------       ---------

Income before income tax                                                               5.5             0.1
Income tax provision                                                                   2.1               -
                                                                                ----------       ---------

Net income                                                                      $      3.4       $     0.1
                                                                                ==========       =========

EARNINGS PER COMMON SHARE DATA --
   Diluted earnings per common share                                            $     0.04       $       -
                                                                                ==========       =========

   Diluted weighted average common shares outstanding (in thousands)                83,139          82,994
                                                                                ==========       =========

   Basic earnings per common share                                              $     0.04       $       -
                                                                                ==========       =========

   Basic weighted average common shares outstanding (in thousands)                  81,256          80,455
                                                                                ==========       =========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
                                   (UNAUDITED)



                                                                           26 WEEKS ENDED
                                                                        JULY 28,     JULY 29,
                                                                          2002         2001
                                                                       ----------   ----------
Sales                                                                  $  1,515.3   $  1,469.7
Cost of merchandise sold, including
     occupancy costs                                                      1,131.9      1,098.8
Fulfillment center inventory writedowns                                         -         12.7
                                                                       ----------   ----------

Gross margin                                                                383.4        358.2
Selling, general and administrative expenses                                364.9        358.3
Legal settlement expense                                                        -          2.4
Pre-opening expense                                                           1.8          2.3
Asset impairments and other writedowns                                          -         15.8
Goodwill amortization                                                           -          1.3
                                                                       ----------   ----------

Operating income (loss)                                                      16.7        (21.9)
Interest expense                                                              4.9          8.0
                                                                       ----------   ----------

Income (loss) before income tax                                              11.8        (29.9)
Income tax provision (benefit)                                                4.5        (11.1)
                                                                       ----------   ----------

Net income (loss)                                                      $      7.3   $    (18.8)
                                                                       ==========   ==========

EARNINGS (LOSS)  PER COMMON SHARE DATA --
   Diluted earnings (loss) per common share                            $     0.09   $    (0.23)
                                                                       ==========   ==========

   Diluted weighted average common shares outstanding (in thousands)       83,615       80,142
                                                                       ==========   ==========

   Basic earnings (loss) per common share                              $     0.09   $    (0.23)
                                                                       ==========   ==========

   Basic weighted average common shares outstanding (in thousands)         81,367       80,142
                                                                       ==========   ==========




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                                JULY 28,    JULY 29,   JANUARY 27,
                                                                  2002        2001        2002
                                                                --------    --------    --------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                    $   53.1    $   59.8    $  190.2
   Merchandise inventories                                       1,212.7     1,143.4     1,178.8
   Accounts receivable and other current assets                     85.8        99.6        73.1
                                                                --------    --------    --------
         Total Current Assets                                    1,351.6     1,302.8     1,442.1
Property and equipment, net of accumulated depreciation of
   $607.4, $543.0 and $596.2 at July 28, 2002, July 29,
   2001, and January 27, 2002, respectively                        544.5       532.4       529.4
Other assets and deferred charges                                  121.3        57.1       119.1
Goodwill                                                            94.2        90.5        88.7
                                                                --------    --------    --------
         Total Assets                                           $2,111.6    $1,982.8    $2,179.3
                                                                ========    ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and capital lease obligations due within
     one year                                                   $  146.1    $  272.0    $   83.3
   Trade accounts payable                                          598.1       515.2       638.2
   Accrued payroll and other liabilities                           240.6       226.6       288.9
   Taxes, including income taxes                                    59.8        40.6        93.0
    Deferred income taxes                                              -           -         3.3
                                                                --------    --------    --------
         Total Current Liabilities                               1,044.6     1,054.4     1,106.7
Long-term capital lease and financing obligations                   52.1        14.0        49.7
Other long-term liabilities                                         77.2        71.5        73.0
                                                                --------    --------    --------
         Total Liabilities                                       1,173.9     1,139.9     1,229.4
                                                                --------    --------    --------
Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
   79,704,467, 80,941,413 and 81,202,967 issued
   and outstanding at July 28, 2002, July 29, 2001, and
   January 27, 2002, respectively                                  677.1       705.3       707.9
Officers receivable and deferred compensation                       (0.3)       (0.2)       (0.2)
Accumulated other comprehensive loss                                (4.1)      (13.7)      (15.5)
Retained earnings                                                  265.0       151.5       257.7
                                                                --------    --------    --------
         Total Stockholders' Equity                                937.7       842.9       949.9
                                                                --------    --------    --------
         Total Liabilities & Stockholders' Equity               $2,111.6    $1,982.8    $2,179.3
                                                                ========    ========    ========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE 26 WEEKS ENDED JULY 28, 2002
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)





                                                                DEFERRED      ACCUMULATED
                                                              COMPENSATION      OTHER
                                           COMMON STOCK        AND OFFICER   COMPREHENSIVE    RETAINED
                                        SHARES       AMOUNT    RECEIVABLES       LOSS         EARNINGS     TOTAL
                                      -----------   --------   -----------   -------------    --------    -------
BALANCE AT JANUARY 27, 2002            81,202,967    $707.9       $(0.2)        $(15.5)        $257.7      $949.9
                                      -----------    ------       -----         ------         ------      ------
Net income                                      -         -           -              -            7.3         7.3

Currency translation adjustment                 -         -           -           10.4              -        10.4
Change in fair value of
  derivatives, net of tax of $0.6               -         -           -            1.0              -         1.0
                                                                                                           ------
Comprehensive income (loss)                                                                                  18.7

Issuance of common stock                1,257,600      16.2           -              -              -        16.2
Repurchase and retirement of
  common stock                         (2,756,100)    (51.7)          -              -              -       (51.7)
Change in receivable and
  deferred compensation                         -         -        (0.1)             -              -        (0.1)
Tax benefit of equity
compensation                                    -       4.7           -              -              -         4.7
                                      -----------    ------       -----         ------         ------      ------

BALANCE AT JULY 28, 2002               79,704,467    $677.1       $(0.3)        $ (4.1)        $265.0      $937.7
                                      ===========    ======       =====         ======         ======      ======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               BORDERS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                          26 WEEKS ENDED
                                                                         JULY 28, JULY 29,
                                                                          2002      2001
                                                                         ------    ------
CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income / (loss)                                                      $  7.3    $(18.8)
Adjustments to reconcile net income (loss) to operating cash flows:
   Depreciation and goodwill amortization                                  46.3      45.8

   (Increase) / decrease in deferred income taxes                           0.1         -
   Change in other long-term assets and liabilities                         8.9       3.0
   Asset impairments and other writedowns                                     -      10.0
   Cash provided by (used for) current assets and current liabilities:
     (Increase) / decrease in inventories                                 (27.5)     56.5
     (Increase) / decrease in accounts receivable                          19.9       4.5
     (Increase) / decrease in prepaid expenses                            (30.8)    (29.7)
     Increase / (decrease) in accounts payable                            (43.0)   (106.7)
     Increase / (decrease) in taxes payable                               (38.2)    (49.4)
     Increase / (decrease) in expenses payable and accrued liabilities    (49.4)    (32.8)
                                                                         ------    ------
     Net cash used for continuing operations                             (106.4)   (117.6)
     Net cash provided by (used for) discontinued operations                  -       1.8
                                                                         ------    ------
         Net cash used for operations                                    (106.4)   (115.8)
INVESTING
Capital expenditures                                                      (48.0)    (27.6)
                                                                         ------    ------
         Net cash used for investing                                      (48.0)    (27.6)
FINANCING
Net funding from credit facility                                           53.0     130.4
Issuance of common stock                                                   16.2      21.3
Repurchase of common stock                                                (51.7)     (5.5)
Other                                                                      (1.2)     (1.6)
                                                                         ------    ------
         Net cash provided by financing                                    16.3     144.6
                                                                         ------    ------
Effect of exchange rates on cash and equivalents                            1.0      (0.5)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (137.1)      0.7
                                                                         ------    ------
Cash and equivalents at beginning of year                                 190.2      59.1
                                                                         ------    ------
Cash and equivalents at end of period                                    $ 53.1    $ 59.8
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

The Company's fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 28, 2002, the Company operated 399 superstores primarily under the Borders name, including 13 in the United Kingdom, six in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 811 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

LITIGATION
In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. The Company intends to vigorously defend the action.

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys' fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs' motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses:
Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company intends to vigorously defend the action.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)

The Company has not included any liability in its consolidated financial statements in connection with the lawsuits described above and has expensed as incurred all legal costs to date. Although an adverse resolution of either of these lawsuits could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation will have a material effect on its liquidity or financial position.

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

Lease Guaranty Agreement. Borders' leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company's or Borders' failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)

leases may be exercised only if such failures relate to aggregate liability of $10.0 or more and only if Kmart has provided 100 days' prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

NOTE 3 - FINANCING

Credit Facility. The Company has a Multicurrency Revolving Credit Agreement (the "Credit Agreement"), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $375.0, which will be increased to $400.0 upon the reduction of the amounts outstanding under the Original Lease Facility described below to $75.0 or less. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company's option. This Credit Agreement contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 over the term of the Agreement or $50.0 in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $144.6 at July 28, 2002, $270.9 at July 29, 2001 and $81.6 at January 27, 2002.

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the "Lease Financing Facilities") to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the "Original Lease Facility") will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the "New Lease Facility"), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $100.0 until December 1, 2002 and $75.0 thereafter. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. By December 1, 2002 (November 1, 2002 for purposes of the Credit Agreement), the Company is required to reduce amount financed under the Original Lease Facility to $75.0 or less, and expects to do so by permanently financing certain properties currently financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project's cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company's obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above.

                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)

There was $92.7, $127.0 and $121.8 outstanding under the Original Lease Facility at July 28, 2002, July 29, 2001 and January 27, 2002, respectively. The Company has recorded $52.1, $14.0 and $49.7 of the amounts under the Original Lease Facility as capitalized lease and financing obligations at July 28, 2002, July 29, 2001 and January 27, 2002, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. In the second quarter of 2002, the Company permanently financed nine properties, one of which had been capitalized, with a total value of approximately $28.5 through long-term leases. There had not been any borrowings under the New Lease Facility as of July 28, 2002.

The Company is in compliance with all debt covenants contained within the Multicurrency and Lease Financing facilities described above.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 28, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). As required by FAS 142, the Company is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of FAS 142, the Company determined that there was no impairment of goodwill for any of its reporting units. The following pro forma earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization, as required by FAS 142.



                                        13 WEEKS ENDED        26 WEEKS ENDED
                                      JULY 28,   JULY 29,   JULY 28,   JULY 29,
                                        2002      2001       2002        2001
                                       -----      -----      -----      ------
ADJUSTED NET INCOME/(LOSS):
    Net income/(loss)                  $ 3.4      $ 0.1      $ 7.3      $(18.8)
    Goodwill amortization                  -        0.6          -         1.3
                                       -----      -----      -----      ------
          Adjusted net income/(loss)   $ 3.4      $ 0.7      $ 7.3      $(17.5)
                                       =====      =====      =====      ======

DILUTED EARNINGS (LOSS) PER SHARE:
     Net income (loss)                 $0.04      $   -      $0.09      $(0.23)
     Goodwill amortization                 -       0.01          -        0.02
                                       -----      -----      -----      ------
          Adjusted net income (loss)   $0.04      $0.01      $0.09      $(0.21)
                                       =====      =====      =====      ======

BASIC EARNINGS (LOSS) PER SHARE:
     Net income (loss)                 $0.04      $   -      $0.09      $(0.23)
     Goodwill amortization                 -       0.01          -        0.02
                                       -----      -----      -----      ------
          Adjusted net income (loss)   $0.04      $0.01      $0.09      $(0.21)
                                       =====      =====      =====      ======


NOTE 5 - ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

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

NOTE 6 - SEGMENT INFORMATION

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

Total assets for the Other segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $71.1 and $59.7 at July 28, 2002 and July 29, 2001, respectively, whose related depreciation expense has been allocated to the Borders and Waldenbooks segments. Depreciation expense allocated to the Borders segment totaled $2.3 and $2.0 for the 13 weeks ended July 28, 2002 and July 29, 2001, respectively, and $4.6 and $4.0 for the 26 weeks ended July 28, 2002 and July 29, 2001, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.3 and $0.9 for the 13 weeks ended July 28, 2002 and July 29, 2001, respectively, and $2.6 and $1.8 for the 26 weeks ended July 28, 2002 and July 29, 2001, respectively.


                                     13 WEEKS ENDED         26 WEEKS ENDED
                                  JULY 28,    JULY 29,    JULY 28,   JULY 29,
                                   2002         2001       2002        2001
                                  ------       ------    --------    --------
Sales
      Borders                     $529.6       $511.1    $1,048.1    $1,011.7
      Walden                       168.3        175.6       338.3       352.4
      International                 65.7         53.1       128.9       105.6
                                  ------       ------    --------    --------
Total sales                       $763.6       $739.8    $1,515.3    $1,469.7
                                  ======       ======    ========    ========

Net income (loss)
      Borders                     $ 11.8       $  8.4    $   23.0    $   (1.1)
      Walden                        (0.8)        (1.0)        0.6        (2.2)
      International                 (5.2)        (4.4)       (9.9)       (7.9)
      Other                         (2.4)        (2.9)       (6.4)       (7.6)
                                  ------       ------    --------    --------
Total net income (loss)           $  3.4       $  0.1    $    7.3    $  (18.8)
                                  ======       ======    ========    ========

Total assets
      Borders                                            $1,358.6    $1,261.8
      Walden                                                376.8       402.9
      International                                         287.2       215.9
      Other                                                  89.0        90.3
                                                         --------    --------
Total continuing operations                               2,111.6     1,970.9
      Discontinued operations                                   -        11.9
                                                         --------    --------
Total assets                                             $2,111.6    $1,982.8
                                                         ========    ========


                               BORDERS GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions except per common share data)


NOTE 7 - SUBSEQUENT EVENT

On July 30, 2002 the Company issued $50.0 senior guaranteed notes (the "Notes") due July 30, 2006 and bearing interest at 6.31%. The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Borders Group, Inc., (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. As of July 28, 2002, the Company operated 399 superstores primarily under the Borders name, including 13 in the United Kingdom, six in Australia, two in Puerto Rico and one each in Singapore and New Zealand. The Company also operated 811 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

The Company's business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core superstore business,
(ii) driving international growth by leveraging infrastructure investments and expanding established markets, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company expects to open an average of 40 domestic Borders stores annually over the next several years. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately eight to ten international store openings annually. Full year profitability is expected to be achieved by the International segment in 2003. The Waldenbooks segment has experienced decreased comparable sales percentages for the past few years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company has developed a plan for the optimization of its store base in order to improve net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. The Company's objectives with respect to these initiatives are to support consolidated annual sales growth of approximately 8% to 10% and consolidated annual earnings growth of approximately 13% to 15%.

In fiscal 2001, the Company entered into an agreement with Amazon.com, Inc. ("Amazon") for Amazon to develop and operate a co-branded web site utilizing the Borders.com URL (the "Mirror Site"). Operation of the Mirror Site began August 1, 2001. As of this date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com web site (and the Internet). Under this agreement, Amazon is the merchant of record for all sales made through the Mirror Site, and determines all prices and other terms and conditions applicable to such sales. Amazon or one of its affiliates fulfills, packages and ships to customers all products sold through the Mirror Site. In addition, Amazon assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold through the Mirror Site and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Site.

The Company's second quarters of 2002 and 2001 consisted of the 13 weeks ended July 28, 2002 and July 29, 2001, respectively.

RESULTS OF OPERATIONS

The following table presents the Company's consolidated statement of operations data, as a percentage of sales, for the periods indicated.



                                                    13 WEEKS ENDED                 26 WEEKS ENDED
                                             JULY 28, 2002   JULY 29, 2001   JULY 28, 2002   JULY 29, 2001
                                             -------------   -------------   -------------   -------------
Sales                                            100.0%          100.0%          100.0%          100.0%
Cost of merchandise sold (includes
occupancy)                                        74.8            74.8            74.7            74.8
Fulfillment center inventory writedowns              -               -               -             0.8
                                                 -----           -----           -----           -----
Gross margin                                      25.2            25.2            25.3            24.4
Selling, general and administrative
expenses                                          24.0            24.3            24.1            24.4
Legal settlement expense                             -               -               -             0.2
Pre-opening expense                                0.1             0.2             0.1             0.2
Goodwill amortization                                -             0.1               -             0.1
Asset impairments and other writedowns               -               -               -             1.1
                                                 -----           -----           -----           -----
Operating income (loss)                            1.1             0.6             1.1            (1.6)
Interest expense                                   0.4             0.6             0.3             0.5
                                                 -----           -----           -----           -----
Income (loss) before income tax                    0.7               -             0.8            (2.1)
Income tax                                         0.3               -             0.3            (0.8)
                                                 -----           -----           -----           -----
Net income (loss)                                  0.4%            0.0%            0.5%           (1.3)%
                                                 =====           =====           =====           =====

CONSOLIDATED RESULTS

COMPARISON OF THE 13 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Consolidated sales increased $23.8 million, or 3.2%, to $763.6 million in 2002 from $739.8 million in 2001. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores, partially offset by a decrease in Borders' comparable store sales. A decrease in sales of the Waldenbooks segment also partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. Please see "Segment Results" for a detailed discussion of the changes in sales.

    GROSS MARGIN
    Consolidated gross margin increased $6.5 million, or 3.5%, to $192.6 million in 2002 from $186.1 million in 2001. As a percentage of sales, however, it remained flat at 25.2% in 2002 and 2001. This primarily resulted from an increase in gross margin as a percentage of sales for the Borders segment, offset by a decrease in the Waldenbooks segment (and to a lesser extent, a decrease in the International segment). The improvement at Borders was primarily due to decreased shrinkage costs resulting from improved store compliance with shrinkage prevention procedures and increased management focus. Waldenbooks' gross margin as a percentage of sales decreased primarily due to increased promotional markdowns taken in the second quarter of 2002.

    The Company classifies the following items as "Cost of merchandise sold (includes occupancy)" on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, preferred reader club income, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company's gross margin may not be comparable to that of other retailers, since some retailers exclude the costs related to their distribution network from cost of sales and include them in other financial statement lines.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Consolidated selling, general and administrative expenses (SG&A) increased $3.7 million, or 2.1%, to $183.6 million in 2002 from $179.9 million in 2001. As a percentage of sales, however, it decreased to 24.0% in 2002 from 24.3% in 2001. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the International segment, partially offset by an increase at the Waldenbooks segment. Borders' SG&A expenses as a percentage of sales were essentially flat in 2002 with 2001. The improvement at International segment was primarily the result of store payroll costs and store operating expenses increasing at rates less than sales growth. Waldenbooks experienced higher overhead payroll and non-payroll expenses as a percentage of sales due to these costs remaining relatively fixed while sales declined.

    The Company classifies the following items as "Selling, general and administrative expenses" on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, and others.

    GOODWILL AMORTIZATION
    In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS
    142). Adoption had the impact of eliminating the Company's goodwill amortization and increasing net income by approximately $0.7 million in the second quarter of 2002. Upon initial application of FAS 142, the Company determined no goodwill impairment existed.

    INTEREST EXPENSE
    Consolidated interest expense decreased $1.5 million, or 37.5%, to $2.5 million in 2002 from $4.0 million in 2001. This was primarily due to lower average debt levels in the second quarter of 2002 as compared to the second quarter of 2001, which resulted primarily from increased cash flow generated by the Borders segment.

    TAXES
    The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company's estimated effective tax rate used was 38.0% in 2002 compared to 37.0% in 2001. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.

COMPARISON OF THE 26 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Consolidated sales increased $45.6 million, or 3.1%, to $1,515.3 million in 2002 from $1,469.7 million in 2001. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores, partially offset by a decrease in Borders' comparable store sales. A decrease in sales of the Waldenbooks segment also partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. Please see "Segment Results" for a detailed discussion of the changes in sales.

    GROSS MARGIN
    Consolidated gross margin increased $25.2 million, or 7.0%, to $383.4 million in 2002 from $358.2 million in 2001. As a percentage of sales, it increased to 25.3% in 2002 from 24.4% in 2001. This increase primarily resulted from a $12.7 million pre-tax charge taken in the first quarter of 2001 for the writedown of inventory affected by the Company's agreement with Ingram Book Company (Ingram). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company's special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company's fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Excluding this charge, gross margin as a percentage of sales increased to 25.3% in 2002 from 25.2% in 2001. This was the result of an increase in gross margin as a percentage of sales for the Waldenbooks segment, partially offset by a decrease at the International segment. Borders' gross margin as a percentage of sales was flat in 2002 with 2001. The improvement at Waldenbooks was primarily due to decreased distribution costs as a percentage of sales, resulting primarily from Borders increased usage of Waldenbooks' distribution facilities (coupled with a corresponding decrease in Waldenbooks' usage). The decrease in International gross margin as a percentage of sales was primarily due to the Company's obtaining merchandise from a wholesaler to address internal capacity limits in the United Kingdom for a portion of 2002.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Consolidated selling, general and administrative expenses (SG&A) increased $6.6 million, or 1.8%, to $364.9 million in 2002 from $358.3 million in 2001. As a percentage of sales, however, it decreased to 24.1% in 2002 from 24.4% in 2001. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders and International segments, partially offset by an increase for the Waldenbooks segment. The improvement at Borders was primarily the result of a reduction in Borders.com operating expenses in conjunction with the agreement with Amazon. The improvement at International was primarily the result of store payroll costs and store operating expenses increasing at rates less than sales growth. Waldenbooks experienced higher overhead payroll and non-payroll expenses as a percentage of sales due to these costs remaining relatively fixed while sales declined.

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

    GOODWILL AMORTIZATION
    In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS
    142). Adoption had the impact of eliminating the Company's goodwill amortization and increasing net income by approximately $1.4 million in the 26 weeks ended July 28, 2002. Upon initial application of FAS 142, the Company determined no goodwill impairment existed.

    ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
    In addition to the writedown of inventory discussed above, the Company's agreement with Ingram in March 2001 resulted in a first quarter 2001 pre-tax charge of approximately $15.8 million. This charge was primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

    INTEREST EXPENSE
    Consolidated interest expense decreased $3.1 million, or 38.8%, to $4.9 million in 2002 from $8.0 million in 2001. This was primarily due to lower average debt levels in the first half of 2002 as compared to the first half of 2001, which primarily resulted from increased cash flow generated by the Borders segment.

    TAXES
    The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company's estimated effective tax rate used was 38.0% in 2002 compared to 37.0% in 2001. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.


SEGMENT RESULTS

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of the unallocated portion of interest expense and certain corporate governance costs). Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes), have been reclassified into the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment. See Note 6 in the notes to the condensed consolidated financial statements for further information relating to these segments.



                                            13 WEEKS ENDED                  26 WEEKS ENDED
BORDERS
(dollar amounts in millions)
                                      JULY 28, 2002  JULY 29, 2001   JULY 28, 2002   JULY 29, 2001
                                      -------------  -------------   -------------   -------------
Sales                                     $529.6         $511.1         $1,048.1        $1,011.7
Net income (loss)                         $ 11.8         $  8.4         $   23.0        $   (1.1)
Net income (loss) as % of sales              2.2%           1.6%             2.2%           (0.1)%
Depreciation and
     amortization expense                 $ 16.2         $ 16.5         $   32.6        $   31.9
Interest expense                          $  0.6         $  3.0         $    0.6        $    5.8
Store Openings                                 7              6               13              10
Store Closings                                 -              -                -               -
Store Count                                  376            345              376             345


COMPARISON OF THE 13 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Borders' sales increased $18.5 million, or 3.6%, to $529.6 million in 2002 from $511.1 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $28.1 million, comparable store sales decreases of $6.4 million, and decreased Borders.com sales of $3.2 million (due to the agreement with Amazon).

    Comparable store sales decreased 1.0% in 2002. Borders' comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are fourteen, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2002 was due primarily to the music category, which experienced negative comparable store sales. Among other factors, this was primarily the result of fewer large releases in the current year as compared to the prior year. Partially offsetting the weakness in the music category, however, were increased comparable stores sales in the movies and gifts and stationary categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of digital video discs (DVDs). This increase, which was slightly offset by a decrease in videotape sales, resulted from the increasing popularity of the DVD format. Sales of the gifts and stationary category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, cafe, and gifts and stationary merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was not significant.

    GROSS MARGIN
    Gross margin as a percentage of sales increased approximately 0.3% in 2002 compared to 2001. The largest contributor to this increase was a 0.7% decrease in product and distribution costs, consisting primarily of a 0.4% decrease in shrinkage costs, a 0.1% decrease in distribution center processing costs, and a 0.2% improvement in various other product cost categories. Shrinkage expense decreased primarily due to improved store compliance with shrinkage prevention procedures and increased management focus. Offsetting the improvement in gross margin as a percentage of sales was a 0.4% increase in store occupancy costs as a percentage of sales primarily as a result of the stores' rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores' rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility.

    Gross margin dollars increased approximately 4.9% in 2002 primarily due to new store openings and the improvement in gross margin percentage noted above.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales were essentially flat in 2002 compared to 2001. A slight improvement of 0.1% in store payroll and operating expenses as a percentage of sales was offset by a similar decrease in advertising income as a percentage of sales.

    SG&A dollars increased approximately 3.2% in 2002 primarily due to new store openings and the increased store payroll and operating expenses required.

    NET INCOME
    Net income as a percentage of sales increased to 2.2% in 2002 from 1.6% in 2001. Increased gross margin as a percentage of sales, coupled with decreased interest costs, were the largest contributors to the increase.

    Borders' net income dollars increased $3.4 million, or 40.4%, to $11.8 million in 2002 from $8.4 million in 2001. This was primarily due to the gross margin generated by new store openings and decreased interest costs.

    OTHER
    Depreciation and amortization expense decreased $0.3 million, or 1.8%, to $16.2 million in 2002 from $16.5 million in 2001. This was primarily the result of the cessation of goodwill amortization pursuant to the Company's adoption of FAS 142.

    Interest expense decreased $2.4 million, or 80.0%, to $0.6 million in 2002 from $3.0 million in 2001. This was due to the generation of cash flow, which reduced average borrowing levels at fixed internal interest rates.

COMPARISON OF THE 26 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Borders' sales increased $36.4 million, or 3.6%, to $1,048.1 million in 2002 from $1,011.7 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $54.8 million, comparable store sales decreases of $9.7 million, and decreased Borders.com sales of $8.7 million (due to the agreement with Amazon).

    Comparable store sales decreased 0.8% in 2002. The comparable store sales decrease for 2002 was due primarily to the music category, which experienced negative comparable store sales. Among other factors, this was primarily the result of fewer large releases in the current year as compared to the prior year. Partially offsetting the weakness in the music category, however, were increased comparable stores sales in the movies and gifts and stationary categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of digital video discs (DVDs). This increase, which was slightly offset by a decrease in videotape sales, resulted from the increasing popularity of the DVD format. Sales of the gifts and stationary category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, cafe, and gifts and stationary merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was not significant.

    GROSS MARGIN
    Gross margin as a percentage of sales increased approximately 1.3% in 2002 compared to 2001. The largest contributor to this increase was a $12.7 million pre-tax charge taken in the first quarter of 2001 for the writedown of inventory affected by the Company's agreement with Ingram, as previously discussed. Excluding this charge, gross margin as a percentage of sales was flat in 2002 with 2001. This resulted from a 0.6% decrease in product and distribution costs, consisting primarily of a 0.2% improvement in product costs resulting from the Company's cessation of merchandise sales via the Internet in August 2001, a 0.1% decrease in shrinkage costs, a 0.1% decrease in distribution center processing costs, and a 0.2% improvement in various other product cost categories. The Company's stoppage of merchandise sales via the Internet benefited the gross margin percentage primarily because the Company's gross margin percentage on Internet sales had been lower than on merchandise sold via other channels. Offsetting the improvement in gross margin as a percentage of sales was a 0.6% increase in store occupancy costs as a percentage of sales primarily as a result of the stores' rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores' rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility.

    Gross margin dollars increased approximately 8.8% in 2002 primarily due to the $12.7 million pre-tax charge taken in the first quarter of 2001 relating to the agreement with Ingram. Excluding this charge, gross margin dollars increased approximately 3.7%, primarily due to new store openings.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales improved 0.2% in 2002 compared to 2001. This improvement was primarily due to a reduction in Borders.com operating expenses in 2002 in conjunction with the agreement with Amazon.

    SG&A dollars increased approximately 2.5% in 2002 primarily due to new store openings and the increased store payroll and operating expenses required, partially offset by a reduction in Borders.com operating expenses.

    ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
    In addition to the writedown of inventory discussed above, the Company's agreement with Ingram in March 2001 resulted in a first quarter 2001 pre-tax charge of approximately $15.8 million. This charge was primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

    NET INCOME (LOSS)
    Net income as a percentage of sales increased to 2.2% in 2002 from a net loss of 0.1% in 2001. This was primarily due to the asset impairments and inventory markdowns recorded in the first quarter of 2001 discussed above, coupled with decreased interest costs.

    Borders' net income dollars increased to $23.0 million in 2002 from a net loss of $1.1 million in 2001. This was primarily due to the asset impairments and inventory markdowns recorded in the first quarter of 2001 discussed above, coupled with decreased interest costs.

    OTHER
    Depreciation and amortization expense increased $0.7 million, or 2.2%, to $32.6 million in 2002 from $31.9 million in 2001. This was primarily the result of increased depreciation expense recognized on new stores' capital expenditures, partially offset by the cessation of goodwill amortization pursuant to the Company's adoption of FAS 142.

    Interest expense decreased $5.2 million, or 89.7%, to $0.6 million in 2002 from $5.8 million in 2001. This was due to the generation of cash flow, which reduced average borrowing levels at fixed internal interest rates.



                                         13 WEEKS ENDED                 26 WEEKS ENDED
WALDENBOOKS
(dollar amounts in millions)       JULY 28, 2002   JULY 29, 2001  JULY 28, 2002  JULY 29, 2001
                                   -------------   -------------  -------------  -------------
Sales                                  $168.3         $175.6         $338.3        $352.4
Net income (loss)                      $ (0.8)        $ (1.0)        $  0.6        $ (2.2)
Net income (loss) as % of sales          (0.4)%         (0.6)%          0.2%         (0.6)%
Depreciation expense                   $  4.6         $  4.5         $  9.1        $  9.5
Interest income                        $  8.0         $  6.6         $ 16.3        $ 13.6
Store Openings                              -              -              -             4
Store Closings                              9              7             16            18
Store Count                               811            855            811           855

COMPARISON OF THE 13 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Waldenbooks' sales decreased $7.3 million, or 4.2%, to $168.3 million in 2002 from $175.6 million in 2001.

    This decrease was comprised of comparable store sales decreases of $1.1 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $6.2 million.

    Comparable store sales decreased 0.6% in 2002. Waldenbooks' comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company's seasonal mall-based kiosks are also included in Waldenbooks' comparable store sales measures. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, Waldenbooks' merchandise mix did not change significantly in 2002 as compared to 2001, nor was the impact of price changes on comparable store sales significant.

    GROSS MARGIN
    Gross margin as a percentage of sales decreased approximately 0.4% in 2002 as compared to 2001. Of this, 0.3% was due primarily to increased promotional markdowns. In addition, gross margin as a percentage of sales was negatively impacted approximately 0.2% due primarily to an increase in the stores' common area maintenance and property tax expenses as a percentage of sales, and an additional 0.2% due to increased shrinkage costs. These factors were partially offset by a decrease in the stores' rent expense as a percentage of sales of 0.1%, a decrease in the distribution facilities' payroll costs as a percentage of sales of 0.1%, and various other cost reductions of 0.1%.

    Gross margin dollars decreased approximately 5.9% in 2002, primarily due to store closings, the decrease in comparable store sales, and the decrease in gross margin percentage.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales increased approximately 0.3% in 2002 compared to 2001. Contributing to this was an increase of 0.7% of corporate overhead payroll and non-payroll costs as a percentage of sales due to these costs remaining relatively fixed while sales declined. Partially offsetting these factors was a 0.2% decrease in store operating expenses as a percentage of sales, and a 0.2% increase in vendor advertising income as a percentage of sales.

    SG&A dollars decreased approximately 3.0% in 2002 primarily due to store closings.

    NET LOSS
    Net loss as a percentage of sales decreased to 0.4% in 2002 from 0.6% in 2001. The improvement was primarily due to increased interest income.

    Waldenbooks' net loss dollars decreased $0.2 million, or 20.0%, to $0.8 million in 2002 from $1.0 million in 2001. This was primarily due to increased interest income.

    OTHER
    Depreciation expense increased $0.1 million, or 2.2%, to $4.6 million in 2002 from $4.5 million in 2001.

    Interest income increased $1.4 million, or 21.2%, to $8.0 million in 2002 from $6.6 million in 2001. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

COMPARISON OF THE 26 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    Waldenbooks' sales decreased $14.1 million, or 4.0%, to $338.3 million in 2002 from $352.4 million in 2001. This decrease was comprised of comparable store sales decreases of $1.6 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $12.5 million.

    Comparable store sales decreased 0.4% in 2002. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, Waldenbooks' merchandise mix did not change significantly in 2002 as compared to 2001, nor was the impact of price changes on comparable store sales significant.

    GROSS MARGIN
    Gross margin as a percentage of sales increased approximately 0.5% in 2002 as compared to 2001. Contributing to this improvement was a decrease of 0.4% in distribution costs, of which 0.3% related to Borders' increased usage of Waldenbooks' distribution facilities (coupled with a corresponding decrease in Waldenbooks' usage), and 0.1% related to a decrease in the distribution facilities' payroll costs as a percentage of sales. In addition, gross margin as a percentage of sales was positively impacted approximately 0.3% due primarily to a decrease in product costs as a percentage of sales. These factors were partially offset by a 0.2% increase in the stores' common area maintenance, property tax, insurance, and shrinkage expenses as a percentage of sales.

    Gross margin dollars decreased approximately 1.9% in 2002, primarily due to store closings and the decrease in comparable store sales, partially offset by the increase in gross margin percentage.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales increased approximately 0.2% in 2002 compared to 2001. The most significant contribution to this was an increase of 0.4% of corporate overhead payroll and non-payroll costs as a percentage of sales due to these costs remaining relatively fixed while sales declined. Partially offsetting these factors was a 0.2% decrease in store operating expenses as a percentage of sales.

    SG&A dollars decreased approximately 3.3% in 2002 primarily due to store closings.

    NET INCOME (LOSS)
    Waldenbooks' generated net income of $0.6 million in 2002 as compared to a net loss of $2.2 million in 2001. This was primarily due to increased interest income.

    OTHER
    Depreciation expense decreased $0.4 million, or 4.2%, to $9.1 million in 2002 from $9.5 million in 2001. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

    Interest income increased $2.7 million, or 19.9%, to $16.3 million in 2002 from $13.6 million in 2001. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.



                                        13 WEEKS ENDED                     26 WEEKS ENDED
INTERNATIONAL
(dollar amounts in millions)     JULY 28, 2002    JULY 29, 2001    JULY 28, 2002     JULY 29, 2001
                                 -----------------------------------------------------------------
Sales                                $65.7            $53.1            $128.9            $105.6
Net loss                             $ 5.2            $ 4.4            $  9.9            $  7.9

Net loss as % of sales                 7.9%             8.3%              7.7%              7.5%
Depreciation and amortization
expense                              $ 2.3            $ 2.2            $  4.6            $  4.4
Interest expense                     $ 4.1            $ 3.3            $  7.9            $  6.6
Superstore Store Openings                1                2                 1                 3
Superstore Store Count                  23               17                23                17
Books etc. Store Openings                -                -                 -                 1
Books etc. Store Closings                -                -                 -                 -
Books etc. Store Count                  36               32                36                32


COMPARISON OF THE 13 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    International sales increased $12.6 million, or 23.7%, to $65.7 million in 2002 from $53.1 million in 2001. This is primarily the result of new superstore openings, and to a lesser extent, comparable store sales increases (which include all stores open more than one year). In the second quarter of 2002, the Company opened one international superstore in the United Kingdom.

    The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was also not significant.

    GROSS MARGIN
    Gross margin as a percentage of sales decreased 0.6% in 2002 as compared to 2001, primarily due to an increase of 0.4% in merchandise costs as a percentage of sales. The increased merchandise costs as a percentage of sales were primarily the result of the Company obtaining merchandise from a wholesaler to address internal distribution capacity limits in the United Kingdom throughout a portion of the second quarter of 2002. A new distribution facility was opened in the second quarter of 2002, and significant amounts of merchandise are no longer being sourced from this wholesaler.

    Gross margin dollars increased approximately 20.2% in 2002 primarily due to new store openings.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales decreased approximately 0.5% in 2002 compared to 2001. This improvement was primarily the result of store payroll costs and store operating expenses increasing at rates less than sales growth. Although store payroll and operating expenses increased in dollars, the increase in comparable store sales reduced their percentage of sales.

    SG&A dollars increased approximately 21.4% in 2002 primarily due to store openings and the increased store payroll and operating expenses required.

    NET LOSS
    Net loss as a percentage of sales decreased to 7.9% in 2002 from 8.3% in 2001 primarily due to the improvements in SG&A percentage previously discussed.

    Net loss dollars increased $0.8 million, or 18.2%, to $5.2 million in 2002 from $4.4 million in 2001. This was primarily due to the increase in interest expense on borrowings to fund new store openings.

    OTHER
    Depreciation and amortization expense increased $0.1 million, or 5.0%, to $2.3 million in 2002 from $2.2 million in 2001. This was primarily due to depreciation expense recognized on new stores' capital expenditures, partially offset by the cessation of goodwill amortization in 2002.

    Interest expense increased $0.8 million, or 24.2%, to $4.1 million in 2002 from $3.3 million in 2001. This was a result of higher average borrowing levels at fixed internal interest rates.

COMPARISON OF THE 26 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    SALES
    International sales increased $23.3 million, or 22.1%, to $128.9 million in 2002 from $105.6 million in 2001. This is primarily the result of new superstore openings. In 2002, the Company opened one international store in the United Kingdom.

    The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was also not significant.

    GROSS MARGIN
    Gross margin as a percentage of sales decreased 0.7% in 2002 as compared to 2001, primarily the result of a 0.6% increase in merchandise costs as a percentage of sales. The increased merchandise costs as a percentage of sales were primarily the result of the Company obtaining merchandise from a wholesaler to address internal distribution capacity limits in the United Kingdom throughout a portion of 2002. A new distribution facility was opened in the second quarter of 2002, and significant amounts of merchandise are no longer being sourced from this wholesaler.

    Gross margin dollars increased approximately 17.7% in 2002 primarily due to new store openings.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses (SG&A) as a percentage of sales decreased approximately 0.2% in 2002 compared to 2001. This improvement was primarily the result of store payroll costs and store operating expenses increasing at rates less than sales growth. Although store payroll and operating expenses increased in dollars, the increase in sales reduced their percentage of sales.

    SG&A dollars increased approximately 21.3% in 2002 primarily due to store openings and the increased store payroll and operating expenses required.

    NET LOSS
    Net loss as a percentage of sales increased to 7.7% in 2002 from 7.5% in 2001 primarily due the decrease in gross margin percentage as previously discussed, partially offset by the improvement in SG&A percentage.

    Net loss dollars increased $2.0 million, or 25.3%, to $9.9 million in 2002 from $7.9 million in 2001. This was primarily due to the increase in interest expense on borrowings to fund new store openings.

    OTHER
    Depreciation and amortization expense increased $0.2 million, or 5.0%, to $4.6 million in 2002 from $4.4 million in 2001. This was primarily due to depreciation expense recognized on new stores' capital expenditures, partially offset by the cessation of goodwill amortization in 2002.

    Interest expense increased $1.3 million, or 19.6%, to $7.9 million in 2002 from $6.6 million in 2001. This was a result of higher average borrowing levels at fixed internal interest rates.



OTHER                          13 WEEKS ENDED                     26 WEEKS ENDED
(dollars in
millions)                JULY 28, 2002   JULY 29, 2001   JULY 28, 2002   JULY 29, 2001
                         -------------------------------------------------------------
Net loss                      $2.4           $2.9            $ 6.4            $7.6
Interest expense              $5.8           $4.3            $12.7            $9.2


COMPARISON OF THE 13 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    Net loss consists of various corporate governance costs and income. Net loss dollars decreased $0.5 million, or 17.2%, to $2.4 million in 2002 from $2.9 million in 2001. This was primarily due to the timing of various governance costs as compared to the prior year, partially offset by increased interest expense for this segment. Interest expense represents corporate-level interest costs not charged to the Company's operating segments.

COMPARISON OF THE 26 WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001

    Net loss consists of various corporate governance costs and income. Net loss dollars decreased $1.2 million, or 14.0%, to $6.4 million in 2002 from $7.6 million in 2001. This was primarily due to legal and settlement costs incurred in the first quarter of 2001 which were associated with the American Booksellers Association litigation, partially offset by increased interest expense for this segment. Interest expense represents corporate-level interest costs not charged to the Company's operating segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store Web-based commerce technologies, and corporate information technology streamlining.

Net cash used for continuing operations was $106.4 million and $117.6 million for the 26 weeks ended July 28, 2002 and July 29, 2001, respectively. Cash from operations for the period primarily reflects operating results net of non-cash depreciation and amortization expense. Operating cash outflows for the period were primarily the result of increases in inventory and prepaid expenses, and decreases in accounts payable, taxes payable, and accrued liabilities during the period partially offset by an decrease in accounts receivable.

Net cash used for investing was $48.0 million and $27.6 million for the 26 weeks ended July 28, 2002 and July 29, 2001, respectively, which primarily funded capital expenditures for new stores, the refurbishment of existing stores and technology investments.

Net cash provided by financing in the first 26 weeks of 2002 was $16.3 million versus $144.6 million in the first 26 weeks of 2001. The decrease was primarily the result of decreased borrowing needs due to the higher year end cash balance.

The Company expects capital expenditures to approximate $120.0 million for the full year of 2002, resulting primarily from domestic store openings. Capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology streamlining. The Company currently plans to open approximately 40 domestic Borders superstores and eight international stores in 2002. Average cash requirements for the opening of a domestic prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

The Company has a share repurchase program in place with remaining authorization at July 28, 2002 to repurchase $39.6 million. The covenants under the Company's Multicurrency Credit Agreement and Lease Financing Facilities (as defined below) limited, as of July 28, 2002, the amount available to repurchase in fiscal 2002 to $18.5 million.

The Company has a Multicurrency Revolving Credit Agreement (the "Credit Agreement"), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $375.0 million, which will be increased to $400.0 million upon the reduction of the amounts outstanding under the Original Lease Facility described below to $75.0 million or less. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company's option. This Credit Agreement contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 million over the term of the Agreement or $50.0 million in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $144.6 million at July 28, 2002, $270.9 million at July 29, 2001 and $81.6 million at January 27, 2002.

The Company has two lease financing facilities (collectively, the "Lease Financing Facilities") to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the "Original Lease Facility") will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the "New Lease Facility"), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $100.0 million until December 1, 2002 and $75.0 million thereafter. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. By December 1, 2002 (November 1, 2002 for purposes of the Credit Agreement), the Company is required to reduce amount financed under the Original Lease Facility to $75.0 million or less, and expects to do so by permanently financing certain properties currently financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project's cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company's obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above.

There were 21, 33 and 31 properties financed through the Original Lease Facility, with a financed value of $92.7 million, $127.0 million and $121.8 million, as of July 28, 2002, July 29, 2001 and January 27, 2002, respectively. Of these amounts, the Company has recorded $52.1 million, $14.0 million and $49.7 million as capital lease and financing obligations on the consolidated balance sheets, at July 28, 2002, July 29, 2001, and January 27, 2002, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. Properties to be financed under the New Lease Facility will be recorded on the Company's consolidated balance sheets. In the second quarter of 2002, the Company permanently refinanced 9 properties, one of which had been capitalized, with a total value of approximately $28.5 million through operating leases. There were no amounts outstanding under the New Lease Facility at July 28, 2002.

To date, the Company has not been required to perform under the guarantees described above. In the event that the Company should be required to perform, borrowings under the Credit Agreement would be sufficient to meet its obligations.

The Company is in compliance with all debt covenants contained within the Credit Agreement and Lease Financing facilities described above.

Management believes that the rental payments for properties financed through the Original and New Lease Facility may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company's landlords under the facility and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords' indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Notes described below, the Lease Financing Facilities and the Credit Agreement. The Company believes funds generated from operations, borrowings under the Notes, the Credit Agreement, and financing through the Lease Financing Facilities will be sufficient to fund its anticipated capital requirements for the next several years.

The following table summarizes the Company's significant financing and lease obligations at July 28, 2002:


Fiscal Year                                                                    2007 and
(dollars in millions)                 2002        2003-2004     2005-2006     thereafter        Total
                                     ------       ---------     ---------     ----------       --------
Credit Facility borrowings           $144.6        $   --        $   --        $     --        $  144.6
Capital lease obligations               1.5            --            --            52.1            53.6
Operating lease obligations           142.1         513.1         457.7         2,067.9         3,180.8
                                     ------        ------        ------        --------        --------
Total                                $288.2        $513.1        $457.7        $2,120.0        $3,379.0
                                     ======        ======        ======        ========        ========
Lease Facility guarantees (1)        $ 92.7        $   --        $   --        $     --        $   92.7



(1) Includes $52.1 million treated as capital lease and financing obligations.

SUBSEQUENT EVENT

On July 30, 2002, the Company issued $50.0 million senior guaranteed notes (the "Notes") due July 30, 2006 and bearing interest at 6.31%. The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company's ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting estimates.

         ASSET IMPAIRMENTS
         The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for each of its stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over each store's remaining lease term, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based upon a projection of each store's sales trend of the past several years. Additionally, each store's future cash contribution is based upon the most recent year's actual cash contribution, but is adjusted based upon projected sales trends. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company's borrowing rate. Significant deterioration in the performance of the Company's stores compared to projections could result in significant additional asset impairments.

         GOODWILL IMPAIRMENT
         Upon adoption of FAS 142 on January 28, 2002, the Company's goodwill was tested for impairment, and no impairment existed. The carrying amounts of the net assets of the applicable reporting units (including goodwill) were compared to the estimated fair values of those reporting units. Fair value was estimated using a discounted cash flow model which depended on, among other factors, estimates of future sales and expense trends, liquidity, and capitalization. The discount rate used approximated the borrowing rate estimated necessary to finance the acquisition of the applicable reporting units by a third party. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. The Company anticipates that its future annual tests of goodwill impairment will be based upon the methodology described above and will be subject to the same risks and uncertainties.

         LEASES
         All leases, including those for properties financed through the Lease Facility, are reviewed for capital or operating classification at their inception under the guidance of Financial Accounting Standards Board Statement No. 13, "Accounting for Leases" (FAS 13), as amended. The leases of certain properties financed through the Lease Facility were capitalized based upon this and other guidance.

         The lessors of properties financed through the Lease Facility are not consolidated in the consolidated financial statements of the Company, based upon the applicable authoritative guidance.

         INVENTORY
         The carrying value of the Company's inventory is affected by reserves for shrinkage and non-returnable inventory. Projections of shrinkage are based upon the results of regular, periodic physical counts of the Company's inventory. The Company's shrinkage reserve is adjusted as warranted based upon the trends yielded by the physical counts. Reserves for non-returnable inventory are based upon the Company's history of liquidating non-returnable inventory. The markdown percentages utilized in developing the reserve are evaluated against actual, ongoing markdowns of non-returnable inventory to ensure that they remain consistent. Significant differences between future experience and that which was projected (for either the shrinkage or non-returnable inventory reserves) could affect the recorded amounts of inventory and cost of sales.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company's Form 10-K Annual Report for the fiscal year ended January 27, 2002, describes pending lawsuits against the Company. Although an adverse resolution of either of these lawsuits could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation will have a material effect on its liquidity or financial position. The status of such litigation has not changed in any material respect except as follows:

         On July 29, 2002, the Superior Court of California granted the plaintiffs' motion for class certification in the action filed on behalf of current and former assistant managers in Borders stores in California alleging they were denied overtime compensation under California law. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company intends to vigorously defend the action.

In addition to the matters described above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following actions were taken at the Annual Meeting of the Company held on May 23, 2002 with the votes on such matters being indicated as below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2003:

                                                                          Authority
         Name                                   For                       Withheld
         ----                                   ---                       --------
         Joel J. Cohen                          76,478,647 Shares         159,309
         Robert F. DiRomualdo                   76,480,648 Shares         157,308
         Peter R. Formanek                      76,484,748 Shares         153,208
         Gregory P. Josefowicz                  76,479,502 Shares         158,454
         Amy B. Lane                            76,488,353 Shares         149,603
         Victor L. Lund                         76,490,542 Shares         147,414
         Edna Greene Medford                    76,470,674 Shares         167,282
         George R. Mrkonic                      76,476,097 Shares         161,859
         Lawrence I.. Pollock                   76,247,903 Shares         390,053
         Beth M. Pritchard                      76,489,086 Shares         148,870

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   (a)   Exhibits:

         10.41 Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
         10.42 Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
         10.43 Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
         10.44 Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
         10.45 Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
         10.46 Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
         10.47 Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
         10.48 Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
         99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

   (b)   Reports on Form 8-K:

         Subsequent to the 26 weeks ended July 28, 2002 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 5. Other Events and Regulation FD Disclosure. This report was filed on July 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               BORDERS GROUP, INC.
                               -------------------
                                  (REGISTRANT)




Date:    September 10, 2002                      By:/s/ Edward W. Wilhelm
                                                    --------------------------
                                                    Edward W. Wilhelm
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                                 CERTIFICATIONS



I, Edward W. Wilhelm certify that:

1. I have reviewed this quarterly report on Form 10-Q of Borders Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:        September 10, 2002             By: /s/Edward W. Wilhelm
       -----------------------------           --------------------------
                                               Edward W. Wilhelm
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

I, Gregory P. Josefowicz certify that:

1. I have reviewed this quarterly report on Form 10-Q of Borders Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:        September 10, 2002       By: /s/Gregory P. Josefowicz
       ---------------------------       --------------------------
                                         Gregory P. Josefowicz
                                         President and Chief Executive Officer

                                 EXHIBIT INDEX
                            DESCRIPTION OF EXHIBITS

   (a)   Exhibits:

         10.41 Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
         10.42 Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
         10.43 Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
         10.44 Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
         10.45 Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
         10.46 Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
         10.47 Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
         10.48 Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
         99.1 Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

   (b)   Reports on Form 8-K:

         Subsequent to the 26 weeks ended July 28, 2002 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 5. Other Events and Regulation FD Disclosure. This report was filed on July 31, 2002.