Form 10-Q
period 2002-10-28
BORDERS GROUP INC
filed 2002-12-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2002

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

Yes   X           No

Shares Outstanding As of
Title of Class	December 5, 2002
Common Stock	79,163,577

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	12

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	N/A

Item 4.	Controls and Procedures	25

Part II - Other information

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	N/A
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

Certifications		28

BORDERS GROUP,INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions except common share data)
(Unaudited)

	13 WEEKS ENDED
	October 27,	October 28,
	2002	2001

Sales	$749.8	$713.7
Cost of merchandise sold, including occupancy costs	565.5	534.0

Gross margin	184.3	179.7
Selling, general and administrative expenses	180.6	177.9
Pre-opening expense	2.9	2.5
Goodwill amortization	-	0.7

Operating income (loss)	0.8	(1.4)
Interest expense	3.8	3.5

Loss before income tax	(3.0)	(4.9)
Income tax benefit	(1.2)	(1.8)

Net loss	$(1.8)	$(3.1)

LOSS PER COMMON SHARE DATA --
Diluted loss per common share	$(0.02)	$(0.04)

Diluted weighted average common shares outstanding (in thousands)	79,284	81,184

Basic loss per common share	$(0.02)	$(0.04)

Basic weighted average common shares outstanding (in thousands)	79,284	81,184

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP,INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions except common share data)
(Unaudited)

	39 WEEKS ENDED
	October 27,	October 28,
	2002	2001

Sales	$2,265.1	$2,183.4
Cost of merchandise sold, including occupancy costs	1,697.4	1,632.8
Fulfillment center inventory writedowns	-	12.7

Gross margin	567.7	537.9
Selling, general and administrative expenses	545.5	536.2
Legal settlement expense	-	2.4
Pre-opening expense	4.7	4.8
Asset impairments and other writedowns	-	15.8
Goodwill amortization	-	2.0

Operating income (loss)	17.5	(23.3)
Interest expense	8.7	11.5

Income (loss) before income tax	8.8	(34.8)
Income tax provision (benefit)	3.3	(12.9)

Net income (loss)	$5.5	$(21.9)

EARNINGS (LOSS) PER COMMON SHARE DATA --
Diluted earnings (loss) per common share	$0.07	$(0.27)

Diluted weighted average common shares outstanding (in thousands)	82,621	80,489

Basic earnings (loss) per common share	$0.07	$(0.27)

Basic weighted average common shares outstanding (in thousands)	80,671	80,489

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP,INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	October 27,	October 28,	January 27,
	2002	2001	2001
ASSETS
Current Assets:
Cash and cash equivalents	$68.3	$62.1	$190.2
Merchandise inventories	1,437.6	1,405.0	1,178.8
Accounts receivable and other current assets	72.2	75.2	73.1
Total Current Assets	1,578.1	1,542.3	1,442.1
Property and equipment, net of accumulated depreciation
of $630.4, $561.3 and $596.2 at October 27, 2002,
October 28, 2001, and January 27, 2002, respectively	555.3	533.8	529.4
Other assets and deferred charges	107.5	57.2	119.1
Goodwill	93.7	90.3	88.7
Total Assets	$2,334.6	$2,223.6	$2,179.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt and capital lease obligations due within one year	$171.8	$279.4	$83.3
Trade accounts payable	785.7	789.1	638.2
Accrued payroll and other liabilities	225.7	188.2	288.9
Taxes, including income taxes	48.4	36.2	93.0
Deferred income taxes	-	-	3.3
Total Current Liabilities	1,231.6	1,292.9	1,106.7
Long-term debt	50.0	-	-
Long-term capital lease and financing obligations	48.7	13.8	49.7
Other long-term liabilities	79.2	73.1	73.0
Total Liabilities	1,409.5	1,379.8	1,229.4
Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
79,048,273, 81,307,005 and 81,202,967 issued and
outstanding at October 27, 2002, October 28, 2001,
and January 27, 2002, respectively	665.6	711.2	707.9
Officers receivable and deferred compensation	(0.2)	(0.5)	(0.2)
Accumulated other comprehensive loss	(3.5)	(15.3)	(15.5)
Retained earnings	263.2	148.4	257.7
Total Stockholders' Equity	925.1	843.8	949.9
Total Liabilities & Stockholders' Equity	$2,334.6	$2,223.6	$2,179.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 27, 2002
(Dollars in millions)
(Unaudited)

			DEFERRED	ACCUMULATED
			COMPENSATION	OTHER
	COMMON STOCK		AND OFFICER	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	RECEIVABLES	LOSS	EARNINGS	TOTAL
BALANCE AT JANUARY 27, 2002	81,202,967	$707.9	$(0.2)	$(15.5)	$257.7	$949.9

Net income	-	-	-	-	5.5	5.5
Currency translation adjustment	-	-	-	10.4	-	10.4
Change in fair value of
derivatives, net of tax of $1.0	-	-	-	1.6	-	1.6

Comprehensive income (loss)						17.5
Issuance of common stock	1,337,006	16.9	-	-	-	16.9
Repurchase and retirement of
common stock	(3,491,700)	(64.0)	-	-	-	(64.0)
Tax benefit of equity
compensation	-	4.8	-	-	-	4.8

BALANCE AT OCTOBER 27, 2002	79,048,273	$665.6	$(0.2)	$(3.5)	$263.2	$925.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	39 WEEKS ENDED
	October 27,	October 28,
	2002	2001

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income / (loss)	$5.5	$(21.9)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and goodwill amortization	69.7	69.1
Decrease in deferred income taxes	21.1	-
Change in other long-term assets and liabilities	13.9	4.5
Asset impairments and other writedowns	-	10.0
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(251.0)	(204.5)
Decrease in accounts receivable	8.3	2.5
Increase in prepaid expenses	(5.1)	(3.2)
Increase in accounts payable	143.2	166.5
Decrease in taxes payable	(59.9)	(52.6)
Decrease in expenses payable and accrued liabilities	(63.5)	(73.0)

Net cash used for continuing operations	(117.8)	(102.6)
Net cash provided by discontinued operations	-	1.9

Net cash used for operations	(117.8)	(100.7)
INVESTING
Capital expenditures	(85.7)	(56.9)
Disposition of property and equipment	-	5.6

Net cash used for investing	(85.7)	(51.3)
FINANCING
Net funding from credit facility	128.9	137.2
Issuance of common stock	16.9	27.5
Repurchase of common stock	(64.0)	(7.0)
Other	(1.3)	(2.1)

Net cash provided by financing	80.5	155.6

Effect of exchange rates on cash and equivalents	1.1	(0.6)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(121.9)	3.0

Cash and equivalents at beginning of year	190.2	59.1

Cash and equivalents at end of period	$68.3	$62.1

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

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 27, 2002, the Company operated 420 superstores primarily under the Borders name, including 17 in the United Kingdom, eight in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 809 mall-based and other bookstores primarily under the Waldenbooks name, and 37 bookstores under the Books etc. name in the United Kingdom.

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

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company’s request for an immediate appeal of the class certification ruling has been denied, and the Company is considering pursuing mediation of the matter. Unless mediation is pursued and is successful, the Company will continue to vigorously defend the action.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon  operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company intends to file an answer or other responsive pleading denying any liability and to vigorously defend the action.

The Company has not included any liability in its consolidated financial statements in connection with the lawsuits described above and has expensed as incurred all legal costs to date. Although an adverse resolution of these lawsuits could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation will have a material effect on its liquidity or financial position.

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

Lease Guaranty Agreement. Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

leases may be exercised only if such failures relate to an aggregate liability of $10.0 or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

NOTE 3 - FINANCING

Credit Facility. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $375.0, which will be increased to $400.0 upon the reduction of the amounts outstanding under the Original Lease Facility described below to $75.0 or less. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 over the term of the Agreement or $50.0 in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $170.5 at October 27, 2002, $278.3 at October 28, 2001 and $81.6 at January 27, 2002.

Term Loan. On July 30, 2002, the Company issued $50.0 of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $100.0 until December 1, 2002 and $75.0 thereafter. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. By December 1, 2002, the Company is required to reduce the amount financed under the Original Lease Facility to $75.0 or less, and expects to do so by permanently financing certain properties currently financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above.

There was $93.8, $132.1 and $121.8 outstanding under the Original Lease Facility at October 27, 2002, October 28, 2001 and January 27, 2002, respectively. The Company has recorded $48.7, $13.8 and $49.7 of the amounts under the Original Lease Facility as capitalized lease and financing obligations at October 27, 2002, October 28, 2001 and January 27, 2002, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

There were no borrowings under the New Lease Facility as of October 27, 2002.

Also see Note 7 - Subsequent Event for further information pertaining to the Lease Financing Facilities and the Credit Facility.

The Company is in compliance with all debt covenants contained within the Credit Agreement, Notes and Lease Financing Facilities described above.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 28, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). As required by FAS 142, the Company is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of FAS 142, the Company determined that there was no impairment of goodwill for any of its reporting units. The following earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization, as required by FAS 142.

	13 WEEKS ENDED		39 WEEKS ENDED
	October 27,	October 28,	October 27,	October 28,
	2002	2001	2002	2001
ADJUSTED NET INCOME/(LOSS):
Net income/(loss)	$(1.8)	$(3.1)	$5.5	$(21.9)
Goodwill amortization	-	0.7	-	2.0

Adjusted net income/(loss)	$(1.8)	$(2.4)	$5.5	$(19.9)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income/(loss)	$(0.02)	$(0.04)	$0.07	$(0.27)
Goodwill amortization	-	0.01	-	0.02

Adjusted net income/(loss)	$(0.02)	$(0.03)	$0.07	$(0.25)

BASIC EARNINGS (LOSS) PER SHARE:
Net income/(loss)	$(0.02)	$(0.04)	$0.07	$(0.27)
Goodwill amortization	-	0.01	-	0.02

Adjusted net income/(loss)	$(0.02)	$(0.03)	$0.07	$(0.25)

NOTE 5 – ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

On March 15, 2001, the Company announced an agreement with Ingram Book Group (“Ingram”), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order sales.This agreement resulted in a pre-tax charge of $15.8 in the first quarter of 2001. This charge primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware and software, and is categorized as “Asset impairments and other writedowns” on the Condensed Consolidated Statements of Operations.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

The agreement with Ingram also resulted in a $12.7 pre-tax charge in the first quarter of 2001 for the writedown of Fulfillment center inventory. This charge is categorized as “Fulfillment center inventory writedowns” on the Condensed Consolidated Statements of Operations.

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

Total assets for the Other segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $74.1 and $59.2 at October 27, 2002 and October 28, 2001, respectively, whose related depreciation expense has been allocated to the Borders and Waldenbooks segments. Depreciation expense allocated to the Borders segment totaled $2.5 and $2.1 for the 13 weeks ended October 27, 2002 and October 28, 2001, respectively, and $7.1 and $6.1 for the 39 weeks ended October 27, 2002 and October 28, 2001, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.3 and $1.0 for the 13 weeks ended October 27, 2002 and October 28, 2001, respectively, and $3.9 and $2.8 for the 39 weeks ended October 27, 2002 and October 28, 2001, respectively.

	13 WEEKS ENDED		39 WEEKS ENDED
	October 27,	October 28,	October 27,	October 28,
	2002	2001	2002	2001
Sales
Borders	$511.8	$480.6	$1,559.9	$1,492.3
Walden	164.6	173.8	502.9	526.2
International	73.4	59.3	202.3	164.9

Total sales	$749.8	$713.7	$2,265.1	$2,183.4

Net income (loss)
Borders	$6.3	$4.1	$29.3	$3.0
Walden	(0.8)	(1.3)	(0.2)	(3.5)
International	(3.6)	(3.1)	(13.5)	(11.0)
Other	(3.7)	(2.8)	(10.1)	(10.4)

Total net income (loss)	$(1.8)	$(3.1)	$5.5	$(21.9)

Total assets
Borders			$1,468.8	$1,396.1
Walden			447.1	492.8
International			320.9	233.7
Other			97.8	88.8

Total continuing operations			2,334.6	2,211.4
Discontinued operations			-	12.2
Total assets			$2,334.6	$2,223.6

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 7 – SUBSEQUENT EVENT

In the fourth quarter of 2002, the Company permanently financed, through long-term leases, 12 properties that had been financed through the Original Lease Facility with a total value of approximately $51.0, 10 of which had been capitalized. As a result of this activity, the Company has complied with the requirement to reduce the amount outstanding under the Original Lease Facility below the $75.0 allowable by December 1, 2002, which has caused the Credit Agreement’s provision for borrowings to be increased to a maximum of $400.0 as of December 1, 2002.

NOTE 8 – NEW ACCOUNTING GUIDANCE

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company expects to adopt FAS 146 beginning in the fourth quarter of fiscal 2002, and does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

NOTE 9 – EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the Company’s consolidated results for the 13 and 39 weeks ended October 28, 2001.

The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage. Inventory of $3.5, fixed assets of $5.6, and accounts receivable and other of $0.9 were removed from the accounts in the third quarter of 2001, offset by an insurance recovery of $10.0 through the end of the third quarter of fiscal 2001. In addition, the Company expects to recover additional amounts, which will be recognized when collection of such recoveries is assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Borders Group, Inc., (the Company), through its subsidiaries, is the second largest operator of book and music superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. As of October 27, 2002, the Company operated 420 superstores primarily under the Borders name, including 17 in the United Kingdom, eight in Australia, two in Puerto Rico and one each in Singapore and New Zealand. The Company also operated 809 mall-based and other bookstores primarily under the Waldenbooks name, and 37 bookstores under the Books etc. name in the United Kingdom.

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

In fiscal 2001, the Company entered into an agreement with Amazon.com, Inc. (“Amazon”) for Amazon to develop and operate a co-branded web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of this date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com web site (and the Internet). Under this agreement, Amazon is the merchant of record for all sales made through the Mirror Site, and determines all prices and other terms and conditions applicable to such sales. Amazon or one of its affiliates fulfills, packages and ships to customers all products sold through the Mirror Site. In addition, Amazon assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold through the Mirror Site and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Site.

In fiscal 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a co-branded web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002. Under this agreement, Amazon is the merchant of record for all sales made through the Second Mirror Site, and determines all prices and other terms and conditions applicable to such sales. Amazon or one of its affiliates fulfills, packages and ships to customers all products sold through the Second Mirror Site. In addition, Amazon assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold through the Second Mirror Site and retains all payments from customers. The Company receives referral fees for products purchased through the Second Mirror Site.

Also in fiscal 2002, the Company entered into an agreement with Amazon to allow Amazon and Borders.com customers to pick-up certain book, music and movie products at Borders Books and Music stores in the United States (“In-Store Express Pick-Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through In-Store Express Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. Amazon receives referral fees from the Company for products purchased through In-Store Express Pick Up. This service has been offered to customers beginning November 27, 2002.

The Company's third quarters of 2002 and 2001 consisted of the 13 weeks ended October 27, 2002 and October 28, 2001, respectively.

RESULTS OF OPERATIONS

The following table presents the Company’s consolidated statement of operations data, as a percentage of sales, for the periods indicated.

	13 WEEKS ENDED		39 WEEKS ENDED
	October 27,	October 28,	October 27,	October 28,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold (including occupancy)	75.4	74.8	74.9	74.8
Fulfillment center inventory writedowns	-	-	-	0.6

Gross margin	24.6	25.2	25.1	24.6
Selling, general and administrative expenses	24.1	24.9	24.1	24.6
Legal settlement expense	-	-	-	0.1
Pre-opening expense	0.4	0.4	0.2	0.2
Goodwill amortization	-	0.1	-	0.1
Asset impairments and other writedowns	-	-	-	0.7

Operating income (loss)	0.1	(0.2)	0.8	(1.1)
Interest expense	0.5	0.5	0.4	0.5

Income (loss) before income tax	(0.4)	(0.7)	0.4	(1.6)
Income tax	(0.2)	(0.3)	0.2	(0.6)

Net income (loss)	(0.2)%	(0.4)%	0.2%	(1.0)%

CONSOLIDATED RESULTS

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Consolidated sales increased $36.1 million, or 5.0%, to $749.8 million in 2002 from $713.7 million in 2001. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores and an increase in Borders’ comparable store sales. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. Please see “Segment Results” for a detailed discussion of the changes in sales.

GROSS MARGIN
Consolidated gross margin increased $4.6 million, or 2.6%, to $184.3 million in 2002 from $179.7 million in 2001. As a percentage of sales, however, it decreased to 24.6% in 2002 from 25.2% in 2001. This primarily resulted from a decrease in gross margin as a percentage of sales for the Borders segment, partially offset by an increase in the Waldenbooks segment (and to a lesser extent, an increase in the International segment). The decline at Borders was primarily due to increased promotional markdowns along with increased occupancy costs as a percentage of sales.

The Company classifies the following items as “Cost of merchandise sold (including occupancy costs)” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, preferred reader club income, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, since some retailers exclude the costs related to their distribution network from cost of sales and include them in other financial statement lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses (SG&A) increased $2.7 million, or 1.5%, to $180.6 million in 2002 from $177.9 million in 2001. As a percentage of sales, however, it decreased to 24.1% in 2002 from 24.9% in 2001. This decrease primarily resulted from decreases in SG&A expenses as a percentage of sales for the Borders and International segments, partially offset by an increase at the Waldenbooks segment. Borders’ decrease was primarily due to a decrease in store operating expenses as a percentage of sales as a result of disciplined cost controls, increased advertising income, and decreased administrative expenses in conjunction with the Mirror Site agreement with Amazon. International SG&A expenses as a percentage of sales improved as the result of store payroll expenses and other administrative expenses increasing at rates less than sales growth.

Waldenbooks experienced higher store payroll and overhead expenses as a percentage of sales due to these costs remaining relatively fixed while sales declined.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and others.

The Company participates in various types of vendor incentive programs, and receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs. These programs continue to be beneficial for both the Company and vendors, and the Company expects continued participation in these types of programs. Changes in vendor participation levels, as well as changes in the volume of merchandise purchased, among other factors, could adversely impact the Company’s results of operations and liquidity.

GOODWILL AMORTIZATION
In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption had the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $0.7 million in the third quarter of 2002. Upon initial application of FAS 142, the Company determined no goodwill impairment existed.

ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the Company’s consolidated results for the 13 weeks ended October 28, 2001.

The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage. Inventory of $3.5 million, fixed assets of $5.6 million, and accounts receivable and other of $0.9 million were removed from the accounts in the third quarter of 2001, offset by an insurance recovery of $10.0 million through the end of the third quarter of fiscal 2001. In addition, the Company expects to recover additional amounts, which will be recognized when collection of such additional recoveries is assured.

ANTICIPATED FOURTH QUARTER ASSET IMPAIRMENTS AND OTHER ITEMS
During the fourth quarter of fiscal 2002, the Company anticipates potential asset impairments, primarily of certain underperforming mall stores, as well as potential insurance recoveries related to the loss of the Borders store at the World Trade Center. The Company anticipates that the net impact of these items could result in an after-tax charge within the range of $3 million to $5 million.

INTEREST EXPENSE
Consolidated interest expense increased $0.3 million, or 8.6%, to $3.8 million in 2002 from $3.5 million in 2001. This was primarily due to the issuance of $50.0 million senior guaranteed notes at a fixed 6.31% interest rate. Also affecting the increase are higher International debt levels, due to the opening of new superstores.

TAXES
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s estimated effective tax rate used was 38.0% in 2002 compared to 37.0% in 2001. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Consolidated sales increased $81.7 million, or 3.7%, to $2,265.1 million in 2002 from $2,183.4 million in 2001. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores, partially offset by a decrease in Borders’ comparable store sales. A decrease in sales of the Waldenbooks segment also partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. Please see “Segment Results” for a detailed discussion of the changes in sales.

GROSS MARGIN
Consolidated gross margin increased $29.8 million, or 5.5%, to $567.7 million in 2002 from $537.9 million in 2001. As a percentage of sales, it increased to 25.1% in 2002 from 24.6% in 2001. This increase primarily resulted from a $12.7 million pre-tax charge taken in the first quarter of 2001 for the writedown of inventory affected by the Company’s agreement with Ingram Book Company (Ingram). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company’s fulfillment center in

LaVergne, Tennessee, which handled the function assumed by Ingram. Excluding this charge, gross margin as a percentage of sales decreased to 25.1% in 2002 from 25.2% in 2001. This was primarily the result of decreases in the Borders and International segments, partially offset by an increase in the Waldenbooks segment. Borders’ decrease was primarily due to an increase in store occupancy costs as a percentage of sales. The decrease in International gross margin as a percentage of sales was primarily due to the Company’s obtaining merchandise from a wholesaler to address internal capacity limits in the United Kingdom for a portion of 2002. The improvement at Waldenbooks was primarily due to decreased distribution costs as a percentage of sales, resulting primarily from Borders increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses (SG&A) increased $9.3 million, or 1.7%, to $545.5 million in 2002 from $536.2 million in 2001. As a percentage of sales, however, it decreased to 24.1% in 2002 from 24.6% in 2001. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders and International segments. Waldenbooks SG&A remained flat from 2001 to 2002. The improvement at Borders was primarily the result of a reduction in Borders.com operating expenses in conjunction with the Mirror Site agreement with Amazon. The improvement at International was primarily the result of store payroll costs, store operating expenses, and general and administrative payroll increasing at rates less than sales growth.

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

GOODWILL AMORTIZATION
In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption had the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.0 million in the 39 weeks ended October 27, 2002. Upon initial application of FAS 142, the Company determined no goodwill impairment existed.

ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
In addition to the writedown of inventory discussed above, the Company’s agreement with Ingram in March 2001 resulted in a first quarter 2001 pre-tax charge of approximately $15.8 million. This charge was primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the Company’s consolidated results for the 39 weeks ended October 28, 2001.

The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage. Inventory of $3.5 million, fixed assets of $5.6 million, and accounts receivable and other of $0.9 million were removed from the accounts in the third quarter of 2001, offset by an insurance recovery of $10.0 million through the end of the third quarter of fiscal 2001. In addition, the Company expects to recover additional amounts, which will be recognized when collection of such additional recoveries is assured.

ANTICIPATED FOURTH QUARTER ASSET IMPAIRMENTS AND OTHER ITEMS
During the fourth quarter of fiscal 2002, the Company anticipates potential asset impairments, primarily of certain underperforming mall stores, as well as potential insurance recoveries related to the loss of the Borders store at the World Trade Center. The Company anticipates that the net impact of these items could result in an after-tax charge within the range of $3 million to $5 million.

INTEREST EXPENSE
Consolidated interest expense decreased $2.8 million, or 24.3%, to $8.7 million in 2002 from $11.5 million in 2001. This was primarily due to lower average debt levels in the first half of 2002 as compared to the first half of 2001, which primarily resulted from increased cash flow generated by the Borders segment.

TAXES
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s estimated effective tax rate used was 38.0% in 2002 compared to 37.0% in 2001. The increase is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.

SEGMENT RESULTS

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Other (consisting of the unallocated portion of interest expense and certain corporate governance costs). Amounts relating to Borders.com, other than intercompany interest expense (net of related taxes), have been reclassified into the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment. See Note 6 in the notes to unaudited condensed consolidated financial statements for further information relating to these segments.

	13 WEEKS ENDED		39 WEEKS ENDED
BORDERS	October 27,	October 28,	October 27,	October 28,
(dollar amounts in millions)	2002	2001	2002	2001

Sales	$511.8	$480.6	$1,559.9	$1,492.3
Net income	$6.3	$4.1	$29.3	$3.0
Net income as % of sales	1.2%	0.9%	1.9%	0.2%
Depreciation and
amortization expense	$16.6	$16.3	$49.2	$48.2
Interest expense	$1.4	$2.7	$2.0	$8.5
Store Openings	15	11	28	21
Store Closings	-	1	-	1
Store Count	391	355	391	355

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Borders’ sales increased $31.2 million, or 6.5%, to $511.8 million in 2002 from $480.6 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $30.9 million and comparable store sales increases of $0.3 million.

Comparable store sales increased 0.6% in 2002. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are fourteen, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2002 was due primarily to the video and gifts and stationery categories, which experienced strong positive comparable store sales, partially offset by negative comparable store sales in the music category. Sales of video improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). This increase, which was slightly offset by a decrease in videotape sales, resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The decrease in the music category was primarily the result of fewer popular releases in the current year as compared to the prior year. However, the overall mix of book, music, cafe, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was not significant.

GROSS MARGIN
Gross margin as a percentage of sales decreased approximately 1.0% in 2002 compared to 2001. The largest contributor to this decrease was a 0.8% increase in planned promotional discounts and markdowns. Also affecting the decline in gross margin as a percentage of sales was a 0.2% increase in store occupancy costs as a percentage of sales primarily as a result of the stores’ rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores’ rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility.

Gross margin dollars increased approximately 2.5% in 2002 primarily due to new store openings, partially offset by the decrease in gross margin percentage noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales decreased 1.3% in 2002 compared to 2001. The improvement was primarily the result of a decrease of 0.7% in store operating expenses resulting from disciplined cost controls at the store level. Also affecting the decrease of SG&A as a percentage of sales was a 0.4% increase in advertising income and a

0.3% decrease in other administrative expenses. The improvement in administrative expenses was primarily due to a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon. These decreases in costs were offset by a slight increase of 0.1% in store payroll as a percentage of sales.

SG&A dollars increased approximately 0.9% in 2002 primarily due to new store openings and the increased store payroll and operating expenses required.

ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the segment’s results for the 13 weeks ended October 28, 2001.

The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage. Inventory of $3.5 million, fixed assets of $5.6 million, and accounts receivable and other of $0.9 million were removed from the accounts in the third quarter of 2001, offset by an insurance recovery of $10.0 million through the end of the third quarter of fiscal 2001. In addition, the Company expects to recover additional amounts, which will be recognized when collection of such additional recoveries is assured.

NET INCOME
Net income as a percentage of sales increased to 1.2% in 2002 from 0.9% in 2001. The primary contributors to this increase were the decrease in SG&A expenses as a percentage of sales and a reduction of interest expense. These factors were partially offset by the decrease in gross margin as a percentage of sales.

Borders' net income dollars increased $2.2 million, or 53.7%, to $6.3 million in 2002 from $4.1 million in 2001.

OTHER
Depreciation and amortization expense increased $0.3 million, or 1.8%, to $16.6 million in 2002 from $16.3 million in 2001. This was primarily the result of increased depreciation expense due to assets put into service upon the opening of new superstores.

Interest expense decreased $1.3 million, or 48.1%, to $1.4 million in 2002 from $2.7 million in 2001. This was due to the increased generation of cash flow, which reduced average borrowing levels at fixed internal interest rates.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Borders’ sales increased $67.6 million, or 4.5%, to $1,559.9 million in 2002 from $1,492.3 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $87.7 million, comparable store sales decreases of $11.2 million and decreased Borders.com sales of $8.9 million (due to the Mirror Site agreement with Amazon).

Comparable store sales decreased 0.3% in 2002. The comparable store sales decrease for 2002 was due primarily to the music category, which experienced negative comparable store sales. Among other factors, this was primarily the result of fewer large releases in the current year as compared to the prior year. Partially offsetting the weakness in the music category, however, were increased comparable store sales in the video and gifts and stationery categories. Sales of the video category improved on a comparable store basis primarily as the result of increased sales of digital video discs (DVDs). This increase, which was slightly offset by a decrease in videotape sales, resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, cafe, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was not significant.

GROSS MARGIN
Gross margin as a percentage of sales increased approximately 0.5% in 2002 compared to 2001. The largest contributor to this increase was a $12.7 million pre-tax charge taken in the first quarter of 2001 for the writedown of inventory affected by the Company’s agreement with Ingram, as previously discussed. Excluding this charge, gross margin as a percentage of sales decreased approximately 0.4% due to an increase in store occupancy costs as a percentage of sales. This primarily resulted from the stores’ rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores’ rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility.

Gross margin dollars increased approximately 6.4% in 2002 primarily due to the $12.7 million pre-tax charge taken in the first quarter of 2001 relating to the agreement with Ingram. Excluding this charge, gross margin dollars increased approximately 3.2%, primarily due to new store openings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales improved 1.6% in 2002 compared to 2001. Of this, 1.3% was primarily due to a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon. The remaining improvement was primarily due to a decrease in store operating expenses as a percentage of sales due to disciplined cost controls at the store level and an increase in advertising income as a percentage of sales.

SG&A dollars increased approximately 2.5% in 2002 primarily due to new store openings and the increased store payroll and operating expenses required, partially offset by a reduction in Borders.com operating expenses.

ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
In addition to the writedown of inventory discussed above, the Company’s agreement with Ingram in March 2001 resulted in a first quarter 2001 pre-tax charge of approximately $15.8 million. This charge was primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements, and warehouse equipment.

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the segmet’s results for the 39 weeks ended October 28, 2001.

The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage. Inventory of $3.5 million, fixed assets of $5.6 million, and accounts receivable and other of $0.9 million were removed from the accounts in the third quarter of 2001, offset by an insurance recovery of $10.0 million through the end of the third quarter of fiscal 2001. In addition, the Company expects to recover additional amounts, which will be recognized when collection of such additional recoveries is assured.

NET INCOME
Net income as a percentage of sales increased to 1.9% in 2002 from 0.2% in 2001. This was primarily due to the asset impairments and inventory markdowns recorded in the first quarter of 2001 discussed above, coupled with decreased interest costs.

Borders’ net income dollars increased to $29.3 million in 2002 from $3.0 million in 2001. This was primarily due to the asset impairments and inventory markdowns recorded in the first quarter of 2001 discussed above, coupled with decreased interest costs.

OTHER
Depreciation and amortization expense increased $1.0 million, or 2.1%, to $49.2 million in 2002 from $48.2 million in 2001. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization pursuant to the Company’s adoption of FAS 142.

Interest expense decreased $6.5 million, or 76.5%, to $2.0 million in 2002 from $8.5 million in 2001. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.

	13 WEEKS ENDED		39 WEEKS ENDED
WALDENBOOKS	October 27,	October 28,	October 27,	October 28,
(dollar amounts in millions)	2002	2001	2002	2001

Sales	$164.6	$173.8	$502.9	$526.2
Net loss	$(0.8)	$(1.3)	$(0.2)	$(3.5)
Net loss as % of sales	(0.5)%	(0.7)%	(0.0)%	(0.7)%
Depreciation expense	$4.5	$4.8	$13.6	$14.3
Interest income	$8.2	$6.8	$24.6	$20.4
Store Openings	3	7	3	11
Store Closings	5	6	21	24
Store Count	809	856	809	856

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Waldenbooks’ sales decreased $9.2 million, or 5.3%, to $164.6 million in 2002 from $173.8 million in 2001. This decrease was comprised of decreased comparable store sales of $3.8 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $5.4 million.

Comparable store sales decreased 2.3% in 2002. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, Waldenbooks’ merchandise mix did not change significantly in 2002 as compared to 2001, nor was the impact of price changes on comparable store sales significant.

GROSS MARGIN
Gross margin as a percentage of sales increased approximately 0.2% in 2002 as compared to 2001, primarily due to a 0.7% decrease in product costs. In addition, gross margin as a percentage of sales was positively impacted approximately 0.3% due to a decrease in shrinkage costs. These factors were partially offset by an increase in the stores’ rent expense as a percentage of sales of 0.8%, due primarily to the decline in sales dollars resulting from declining comparable store sales.

Gross margin dollars decreased approximately 4.6% in 2002, primarily due to store closings and the decrease in comparable store sales, partially offset by the increase in gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales increased approximately 0.9% in 2002 compared to 2001. This increase was primarily due to increased store payroll costs as a percentage of sales of 0.6% and an increase in store expenses of 0.2%. Also contributing to this was an increase of 0.3% of corporate overhead payroll and non-payroll costs as a percentage of sales due to these costs remaining relatively fixed while sales declined. Partially offsetting these factors was a 0.2% increase in vendor advertising income as a percentage of sales.

SG&A dollars decreased approximately 2.2% in 2002 primarily due to store closings, partially offset by the increase in SG&A percentage discussed above.

NET LOSS
Net loss as a percentage of sales improved to 0.5% 2002 compared to 0.7% in 2001. The improvement was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Waldenbooks’ net loss dollars decreased $0.5 million, or 38.5%, to $0.8 million in 2002 from $1.3 million in 2001. This was primarily due to increased interest income.

OTHER
Depreciation expense decreased $0.3 million, or 6.3%, to $4.5 million in 2002 from $4.8 million in 2001, primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income increased $1.4 million, or 20.6%, to $8.2 million in 2002 from $6.8 million in 2001. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
Waldenbooks’ sales decreased $23.3 million, or 4.4%, to $502.9 million in 2002 from $526.2 million in 2001. This decrease was comprised of decreased comparable store sales of $5.4 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $17.9 million.

Comparable store sales decreased 1.0% in 2002. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, Waldenbooks’ merchandise mix did not change significantly in 2002 as compared to 2001, nor was the impact of price changes on comparable store sales significant.

GROSS MARGIN
Gross margin as a percentage of sales increased approximately 0.4% in 2002 as compared to 2001. Contributing to this improvement was a decrease in product costs as a percentage of sales of 0.4%. Gross margin was also positively impacted by a decrease of 0.3% in distribution costs, related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage). These factors were partially offset by a 0.3% increase in store occupancy expenses as a percentage of sales, due primarily to the decline in sales dollars resulting from declining comparable store sales.

Gross margin dollars decreased approximately 2.8% in 2002, primarily due to store closings and the decrease in comparable store sales, partially offset by the increase in gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales remained flat in 2002 compared to 2001. This was primarily due to increased corporate overhead payroll and non-payroll expenses as a percentage of sales offsetting increased vendor advertising income as a percentage of sales.

SG&A dollars decreased approximately 3.7% in 2002 primarily due to store closings.

NET LOSS
Waldenbooks generated a net loss of $0.2 million in 2002 as compared to a net loss of $3.5 million in 2001. This was primarily due to increased interest income.

OTHER
Depreciation expense decreased $0.7 million, or 4.9%, to $13.6 million in 2002 from $14.3 million in 2001. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income increased $4.2 million, or 20.6% ,to $24.6 million in 2002 from $20.4 million in 2001. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

	13 WEEKS ENDED		39 WEEKS ENDED
INTERNATIONAL	October 27,	October 28,	October 27,	October 28,
(dollar amounts in millions)	2002	2001	2002	2001

Sales	$73.4	$59.3	$202.3	$164.9
Net loss	$(3.6)	$(3.1)	$(13.5)	$(11.0)
Net loss as % of sales	(4.9)%	(5.2)%	(6.7)%	(6.7)%
Depreciation and
amortization expense	$2.3	$2.2	$6.9	$6.6
Interest expense	$4.5	$3.4	$12.5	$10.0
Superstore Openings	6	2	7	5
Superstore Count	29	19	29	19
Books etc. Store Openings	1	2	1	3
Books etc. Store Count	37	34	37	34

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
International sales increased $14.1 million, or 23.8%, to $73.4 million in 2002 from $59.3 million in 2001. This is primarily the result of new superstore openings, and to a lesser extent, comparable store sales increases (which include all stores open more than one year).

The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was also not significant.

GROSS MARGIN
Gross margin as a percentage of sales increased 0.2% in 2002 as compared to 2001, due to a decrease in store occupancy costs as a percentage of sales. This was primarily the result of rental fees received from a third-party café operator to operate the United Kingdom’s superstore cafés, an arrangement which became effective in the second quarter of 2002.

Gross margin dollars increased approximately 24.2% in 2002 primarily due to new store openings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales decreased approximately 0.4% in 2002 compared to 2001. This improvement was primarily the result of store payroll costs and general and administrative payroll increasing at rates less than sales growth. Although store payroll and general and administrative payroll increased in dollars, the increase in comparable store sales reduced these expenses as a percentage of sales.

SG&A dollars increased approximately 21.3% in 2002 primarily due to store openings and the increased store payroll and operating expenses required.

NET LOSS
Net loss as a percentage of sales decreased to 4.9% in 2002 from 5.2% in 2001 primarily due to the improvements in gross margin percentage and SG&A percentage previously discussed.

Net loss dollars increased $0.5 million, or 16.1%, to $3.6 million in 2002 from $3.1 million in 2001. This was primarily due to the increase in interest expense on borrowings to fund new store openings.

OTHER
Depreciation and amortization expense increased $0.1 million, or 4.5%, to $2.3 million in 2002 from $2.2 million in 2001. This was primarily due to depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization in 2002.

Interest expense increased $1.1 million, or 32.4%, to $4.5 million in 2002 from $3.4 million in 2001. This was a result of higher average borrowing levels at fixed internal interest rates.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

SALES
International sales increased $37.4 million, or 22.7%, to $202.3 million in 2002 from $164.9 million in 2001. This is primarily the result of new superstore openings. In 2002, the Company opened five international stores in the United Kingdom and two stores in Australia.

The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was also not significant.

GROSS MARGIN
Gross margin as a percentage of sales decreased 0.3% in 2002 as compared to 2001, primarily the result of a 0.5% increase in merchandise costs as a percentage of sales, partially offset by decreased distribution costs of 0.2%. The increased merchandise costs as a percentage of sales were primarily the result of the Company obtaining merchandise from a wholesaler to address internal distribution capacity limits in the United Kingdom throughout a portion of 2002. A new distribution facility was opened in the second quarter of 2002, and significant amounts of merchandise are no longer being sourced from this wholesaler.

Gross margin dollars increased approximately 23.7% in 2002 primarily due to new store openings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) as a percentage of sales decreased approximately 0.4% in 2002 compared to 2001. This improvement was primarily the result of general and administrative payroll costs, store payroll costs and store operating expenses increasing at rates less than sales growth. Although general and administrative payroll, store payroll and operating expenses increased in dollars, the increase in sales reduced these expenses as a percentage of sales.

SG&A dollars increased approximately 23.2% in 2002 primarily due to store openings and the increased store payroll and operating expenses required.

NET LOSS
Net loss as a percentage of sales remained flat at 6.7% in 2002 and 2001 primarily due the decrease in gross margin percentage as previously discussed, offset by the improvement in SG&A percentage.

Net loss dollars increased $2.5 million, or 22.7%, to $13.5 million in 2002 from $11.0 million in 2001. This was primarily due to the increase in interest expense on borrowings to fund new store openings.

OTHER
Depreciation and amortization expense increased $0.3 million, or 4.5%, to $6.9 million in 2002 from $6.6 million in 2001. This was primarily due to depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization in 2002.

Interest expense increased $2.5 million, or 25.0%, to $12.5 million in 2002 from $10.0 million in 2001. This was a result of higher average borrowing levels at fixed internal interest rates.

	13 WEEKS ENDED		39 WEEKS ENDED
OTHER	October 27,	October 28,	October 27,	October 28,
(dollar amounts in millions)	2002	2001	2002	2001

Net loss	$(3.7)	$(2.8)	$(10.1)	$(10.4)
Interest expense	$6.1	$4.2	$18.8	$13.4

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

Net loss consists of various corporate governance costs and income. Net loss dollars increased $0.9 million, or 32.1%, to $3.7 million in 2002 from $2.8 million in 2001. This was primarily due to increased interest expense for this segment. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

Net loss consists of various corporate governance costs and income. Net loss dollars decreased $0.3 million, or 2.9%, to $10.1 million in 2002 from $10.4 million in 2001. This was primarily due to a reduction in corporate general and administrative payroll costs and a reduction in various governance costs as compared to the prior year, partially offset by increased interest expense for this segment. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store Web-based commerce technologies, and the streamlining of corporate information technology.

Net cash used for continuing operations was $117.8 million and $102.6 million for the 39 weeks ended October 27, 2002 and October 28, 2001, respectively. Operating cash inflows for the period primarily reflects operating results net of non-cash depreciation and amortization expense, as well as an increase in accounts payable and decreases in accounts receivable and deferred income taxes. Operating cash outflows for the period primarily resulted from increases in inventory and prepaid expenses, as well as decreases in expenses payable, accrued liabilities and taxes payable during the period.

Net cash used for investing was $85.7 million and $51.3 million for the 39 weeks ended October 27, 2002 and October 28, 2001, respectively, which primarily funded capital expenditures for new stores, the refurbishment of existing stores and technology investments.

Net cash provided by financing was $80.5 million in the first 39 weeks of 2002 and $155.6 million in the first 39 weels of 2001, respectively, resulting primarily from borrowings on the Company’s credit facility and proceeds from the exercise of employee stock options, partially offset by the Company’s repurchase of stock.

The Company expects capital expenditures to approximate $120.0 million for the full year of 2002, resulting primarily from domestic store openings. Capital expenditures will also result from international store openings, refurbishment of a number of existing stores, and investment in the streamlining of information technology. The Company currently plans to open approximately 40 domestic Borders superstores and eight international stores in fiscal 2002. Average cash requirements for the opening of a domestic prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

The Company has a share repurchase program in place with remaining authorization at October 27, 2002 to repurchase $28.0 million; however, the covenants under the Company’s Credit Agreement and Lease Financing Facilities (as defined below) limited, as of October 27, 2002, the amount available to repurchase in fiscal 2002 to $6.9 million.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $375.0 million, which will be increased to $400.0 million upon the reduction of the amounts outstanding under the Original Lease Facility described below to $75.0 million or less. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 million over the term of the Agreement or $50.0 million in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $170.5 million at October 27, 2002, $278.3 million at October 28, 2001 and $81.6 million at January 27, 2002.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $100.0 million until December 1, 2002 and $75.0 million thereafter. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. By December 1, 2002 (November 1, 2002 for purposes of the Credit Agreement), the Company is required to reduce amount financed under the Original Lease Facility to $75.0 million or less, and expects to do so by permanently financing certain properties currently financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above.

There were 21, 35 and 31 properties financed through the Original Lease Facility, with a financed value of $93.8 million, $132.1 million and $121.8 million, as of October 27, 2002, October 28, 2001 and January 27, 2002, respectively. Of these amounts, the Company has recorded $48.7 million, $13.8 million and $49.7 million as capital lease and financing obligations on the consolidated balance sheets, at October 27, 2002, October 28, 2001 and January 27, 2002, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. Properties to be financed under the New Lease Facility will be recorded on the Company’s consolidated balance sheets. There were no amounts outstanding under the New Lease Facility at October 27, 2002.

In the fourth quarter of 2002, the Company permanently financed, through long-term leases, 12 properties that had been financed through the Original Lease Facility with a total value of approximately $51.0 million, 10 of which had been capitalized. As a result of this activity, the Company has complied with the requirement to reduce the amount outstanding under the Original Lease Facility below the $75.0 million allowable by December 1, 2002, which has caused the Credit Agreement’s provision for borrowings to be increased to a maximum of $400.0 million as of December 1, 2002.

To date, the Company has not been required to perform under the guarantees described above. In the event that the Company should be required to perform, borrowings under the Credit Agreement would be sufficient to meet its obligations.

Management believes that the rental payments for properties financed through the Lease Financing Facilites may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company’s landlords under the facility and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords’ indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

The Company is in compliance with all debt covenants contained within the Credit Agreement, Notes and Lease Financing Facilities described above.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Notes, the Lease Financing Facilities and the Credit Agreement. The Company believes funds generated from operations, borrowings under the Notes, the Credit Agreement, and financing through the Lease Financing Facilities will be sufficient to fund its anticipated capital requirements for the next several years.

The following table summarizes the Company's significant financing and lease obligations at October 27, 2002:

Fiscal Year				2007 and
(dollars in millions)	2002	2003-2004	2005-2006	thereafter	Total

Credit Facility borrowings	$170.5	$--	$--	$--	$170.5
Capital lease obligations	1.3	--	--	48.7	50.0
Operating lease obligations	75.3	560.2	502.2	2,325.1	3,462.8
Senior guaranteed notes	--	--	50.0	--	50.0

Total	$247.1	$560.2	$552.2	$2,373.8	$3,733.3

Lease Facility guarantees(1)	$93.8	$--	$--	$--	$--

(1) Includes $48.7 million treated as capital lease and financing obligations.

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

ASSET IMPAIRMENTS
The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over each store’s remaining lease term, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based upon a projection of each store’s sales trend of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected sales trends. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

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

LEASES
All leases, including those for properties financed through the Lease Financing Facilities, are reviewed for capital or operating classification at their inception under the guidance of Financial Accounting Standards Board Statement No. 13, “Accounting for Leases” (FAS 13), as amended. The leases of certain properties financed through the Original Lease Facility were capitalized based upon this and other guidance.

The lessors of properties financed through the Original Lease Facility are not consolidated in the consolidated financial statements of the Company, based upon the applicable authoritative guidance.

INVENTORY
The carrying value of the Company’s inventory is affected by reserves for shrinkage and non-returnable inventory. Projections of shrinkage are based upon the results of regular, periodic physical counts of the Company’s inventory. The Company’s shrinkage reserve is adjusted as warranted based upon the trends yielded by the physical counts. Reserves for non-returnable inventory are based upon the Company’s history of liquidating non-returnable inventory. The markdown percentages utilized in developing the reserve are evaluated against actual, ongoing markdowns of non-returnable inventory to ensure that they remain consistent. Significant differences between future experience and that which was projected (for either the shrinkage or non-returnable inventory reserves) could affect the recorded amounts of inventory and cost of sales.

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

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or the Company, instituted an action against the Company and Amazon.com in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company intends to file an answer or other responsive pleading denying any liability and to vigorously defend the action.

The Company’s Form 10-K Annual Report for the fiscal year ended January 27, 2002, describes other pending lawsuits against the Company. The status of such litigation has not changed in any significant respect except as follows:

The Company’s request for an immediate appeal of the class certification ruling of the Superior Court of California in the overtime litigation case has been denied, and the Company is considering pursuing mediation of the matter. Unless mediation is pursued and is successful, the Company will continue to vigorously defend the action.

Although an adverse resolution the lawsuits described or referred to above could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation will have a material effect on its liquidity or financial position.

In addition to the matters described or referred to above, the Company is from time to time involved in or affected by other litigation incidental to the conduct of its businesses. The Company does not believe that any such other litigation will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	10.49	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.50	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.6	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.7	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(Registrant)

Date: December 11, 2002	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

CERTIFICATIONS

I, Gregory P. Josefowicz, certify that:
1)	I have reviewed this quarterly report on Form 10-Q of Borders Group, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	By: /s/Gregory P. Josefowicz
Gregory P. Josefowicz
Chairman, President and Chief
Executive Officer

I, Edward W. Wilhelm, certify that:
1)	I have reviewed this quarterly report on Form 10-Q of Borders Group, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

(a)	Exhibits:
	10.49	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.50	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.6	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.7	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None