Form 10-K
period 2003-01-26
BORDERS GROUP INC
filed 2003-04-10
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2003

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒       No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,163,800,918 based upon the closing market price of $14.83 per share of Common Stock on the New York Stock Exchange as of March 27, 2003.

Number of shares of Common Stock outstanding as of March 27, 2003: 78,476,124

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the May 22, 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

General

      Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 26, 2003, the Company operated 434 superstores under the Borders name, including 17 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 778 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 37 bookstores under the Books etc. name in the United Kingdom.

Segment Information

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other.

Borders

      Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. A key element of the Company’s strategy is to continue its growth and increase its profitability through the ongoing expansion and refinement of its Borders superstore operations. In 2002, the Company opened 41 new Borders superstores, and achieved average sales per square foot of $237 and average sales per superstore of $6.0 million. Borders superstores also achieved compound annual net sales growth of 8.0%, 13.6% and 18.5% for the three years ended January 26, 2003, January 27, 2002 and January 28, 2001, respectively.

      Each Borders superstore offers customers a vast assortment of books, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 110,000 book titles, ranging from 62,000 titles to 209,000 titles, across numerous categories, including many hard-to-find titles. As of January 26, 2003, 390 of the 404 domestic Borders superstores were in a book, music and movie format, which also feature an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 29,000 titles of music and over 6,500 titles of movies.

      Borders superstores average 25,700 square feet in size, including approximately 4,500 square feet devoted to music, approximately 600 square feet devoted to movies and approximately 1,400 square feet devoted to a café. Stores opened in 2002 averaged 21,500 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

      In 2002, Borders entered into an agreement with Amazon.com, Inc. (“Amazon”) to allow customers ordering certain book, music and movie products through certain of Amazon’s web sites to purchase and pick up the merchandise at Borders stores in the United States (“Express In-Store Pick Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store. The Company also pays referral fees to Amazon pursuant to this agreement. This service was offered to customers beginning November 27, 2002.

      The number of Borders domestic stores located in each state and the District of Columbia as of January 26, 2003 are listed below:

Number of
State	Stores

Alaska	1
Arizona	8
California	65
Colorado	12
Connecticut	6
District of Columbia	3
Delaware	2
Florida	23
Georgia	15
Hawaii	6
Iowa	2
Idaho	1
Illinois	28
Indiana	11
Kansas	6
Louisiana	1
Massachusetts	11
Maryland	10
Maine	2
Michigan	16
Minnesota	7
Missouri	7
Mississippi	1
North Carolina	8
Nebraska	2
New Hampshire	3
New Jersey	14
New Mexico	3
Nevada	5
New York	20
Ohio	16
Oklahoma	4
Oregon	7
Pennsylvania	20
Rhode Island	2
South Dakota	1
Tennessee	6
Texas	17
Utah	4
Virginia	11
Vermont	1
Washington	9
Wisconsin	6
West Virginia	1

Total	404

Waldenbooks

      Waldenbooks is the nation’s leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals, and a standard selection of other titles. Waldenbooks generates cash flow that the Company uses to finance the Company’s growth initiatives. Waldenbooks achieved average sales per square foot of $263 and average sales per store of $1.1 million for 2002. Waldenbooks stores average approximately 4,100 square feet in size, and carry an average of 18,000 titles, ranging from 5,000 in an airport store to 30,000 in a large format store. Waldenbooks also operates one of the longest-running customer loyalty programs in the nation, the Preferred Reader Program.

      The number of Waldenbooks stores located in each state and the District of Columbia as of January 26, 2003 are listed below:

Number of
State	Stores

Alaska	5
Alabama	5
Arkansas	7
Arizona	8
California	57
Colorado	11
Connecticut	14
District of Columbia	2
Delaware	3
Florida	49
Georgia	22
Hawaii	11
Iowa	12
Idaho	4
Illinois	38
Indiana	17
Kansas	7
Kentucky	12
Louisiana	7
Massachusetts	23
Maryland	19
Maine	2
Michigan	27
Minnesota	7
Missouri	16
Mississippi	6
Montana	4
North Carolina	26
North Dakota	3
Nebraska	5
New Hampshire	5
New Jersey	23
New Mexico	4
Nevada	3
New York	42
Ohio	40
Oklahoma	11
Oregon	9
Pennsylvania	53
Rhode Island	5
South Carolina	13
South Dakota	2
Tennessee	14
Texas	50
Utah	3
Virginia	28
Vermont	4
Washington	15
Wisconsin	14
West Virginia	9
Wyoming	2

Total	778

International

      The Company’s international operations began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its international operations to establish a presence on four continents. The Company opened eight international superstores in 2002.

      International superstores as of January 26, 2003 are listed below:

Number of
Country	Stores

Australia	9
New Zealand	1
Puerto Rico	2
Singapore	1
United Kingdom	17
Total	30

      International superstores, which operate under the Borders name, achieved average sales per square foot of $361 and average sales per store of $8.6 million for 2002. International superstores range between 14,000 and 42,000 square feet in size, and tend to be multi-level facilities located in older buildings in urban locations. All international superstores offer book, music and movie products. Furthermore, the Company believes it has a competitive advantage due to its depth of system-driven assortment and level of service. In addition, all international superstores offer cafés. Those cafés located in the United Kingdom are licensed to (and operated by) Starbucks Coffee Company (U.K.) Limited. Currently, four of the ten highest-volume Borders superstores are international stores.

      The Company also operated 37 stores under the Books etc. name in the United Kingdom as of January 26, 2003, which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores primarily offer books and range from 2,000 to 5,000 square feet in size, with the largest being 8,000 square feet, and the smallest being 650 square feet.

Borders.com and Waldenbooks.com

      From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon for Amazon to develop and operate a web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

      Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites. The agreements contain mutual indemnification provisions, including provisions that essentially allocate between the parties responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.

Discontinued Operations

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. Accordingly, the operating results of All Wound Up have been segregated from continuing operations.

Distribution

      The Company believes that its centralized distribution system, consisting of 13 distribution facilities worldwide, combined with Borders’ use of its proprietary “expert” system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 91% and 70% of the books carried by Borders and Waldenbooks, respectively, are processed through the Company’s distribution facilities. Approximately 85% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores. New-release titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 96% of its music and movie inventory to its stores.

      As of January 26, 2003, the Company utilized distribution centers in the following localities:

Locality, Country	Number

Auckland, New Zealand	1
California, United States	1
Indiana, United States	1
Ohio, United States	1
Pennsylvania, United States	1
Singapore	1
St. Columb, United Kingdom	1
Tennessee, United States	5
Victoria, Australia	1
Total	13

      The Company has a 200,000 square-foot fulfillment center in La Vergne, Tennessee that supported Borders.com prior to August 2001. Pursuant to the Mirror Site agreement with Amazon as discussed above, Amazon assumed the fulfillment of online orders upon the transition to a co-branded site in August 2001. This fulfillment center also distributed the Company’s special order merchandise to Borders and Waldenbooks stores. Pursuant to a March 15, 2001 agreement, Ingram Book Group (“Ingram”) became the primary provider of book fulfillment services for the Company’s special order sales. The transaction included the sale to Ingram of a large percentage of the book inventory housed in this fulfillment center. The Company has since converted the La Vergne facility to support other products and retail store growth.

      In general, books can be returned to their publishers at cost. Borders and Waldenbooks stores return books to the Company’s centralized returns center in Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.

Employees

      As of January 26, 2003, the Company had a total of approximately 15,500 full-time employees and approximately 17,200 part-time employees. When hiring new employees, the Company considers a number of factors, including education and experience, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. The majority of the Company’s employees are not represented by unions, with the exception of the employees of two Borders stores, which elected in 2002 to be represented by the United Food and Commercial Workers International Union (UFCW). Agreements have not been reached between the Company and the UFCW with respect to these stores.

Trademarks and Service Marks

      Borders®, Borders Book Shop®, and Borders Books & Music®, among other marks, are all registered trademarks and service marks used by Borders. Brentano’s®, Coopersmith’s®, Waldenbooks®, Waldenbooks Preferred Reader® and Waldenkids®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Books etc® is a registered trademark and service mark used by Borders U.K. Limited. Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Waldenbooks, Books etc., Borders.com and Waldenbooks.com service marks are used as trade names in connection with their business operations.

Relationship with Kmart

      General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. In January 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such filing has not affected the operations of the Company.

      Kmart and the Company continue to have the following contractual relationships.

      Tax Allocation and Indemnification Agreement. Prior to the completion of its initial public offering (IPO), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (Tax Allocation Agreement) the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart has agreed to pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company’s tax liability for previous years will not be affected by any increase or decrease in Kmart’s tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company’s separate company taxes.

      Lease Guaranty Agreement. Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of the Company’s or Borders’ (i) failure to provide any required indemnity, (ii) knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to aggregate liability of $10.0 million or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0 million, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

Executive Officers of the Company

      Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Gregory P. Josefowicz	50	Chairman, President and Chief Executive Officer
Vincent E. Altruda	53	President, International
Thomas D. Carney	56	Vice President, General Counsel
Tamara L. Heim	45	President, Borders
Daniel T. Smith	38	Vice President, Human Resources
Michael G. Spinozzi	43	Executive Vice President, Chief Marketing Officer
Cedric J. Vanzura	39	President, Waldenbooks
Edward W. Wilhelm	44	Senior Vice President, Chief Financial Officer
Mark A. Winterhalter	48	Vice President, Information Technology

      Gregory P. Josefowicz has served as President, Chief Executive Officer and as a director of the Company since November 1999, and as Chairman of the Board since January 2002. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco, a food and drug retailer that is currently a division of Albertson’s, Inc., most recently as President. Mr. Josefowicz also serves as a director of Ryerson Tull, Inc., a distributor and processor of metals, and Spartan Stores, Inc., a food retailer.

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

      Tamara L. Heim has served as President of Borders since January 2000. From February 1999 to January 2000, Ms. Heim served as Senior Vice President of Sales and Marketing for Borders. Ms. Heim served as a Territorial Vice President of Borders from December 1996 to February 1999. From 1980 to 1996, Ms. Heim held several key positions of increasing responsibility for Federated Department Stores, and served as Regional Vice President and Director of Stores for Rich’s Lazarus Goldsmith, a division of Federated Department Stores, prior to joining the Company.

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

      Cedric J. Vanzura has served as President of Waldenbooks since March 2003. Prior to rejoining the Company, Mr. Vanzura served as Chief Strategy Officer, Information Systems and Services for General Motors Corporation from 2000 to 2003. He was President and Chief Operating Officer for Lifemasters, a national disease management provider, from 1999 to 2000. From 1994 to 1999, Mr. Vanzura served in a variety of management positions with the Company, most recently as President of Borders Online.

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

Risk Factors

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

          Expansion Strategy

      The Company’s growth strategy is dependent principally on its ability to open new superstores and operate them profitably. The Company is engaged in an aggressive expansion program, pursuant to which it has opened 41 domestic superstores in 2002 and expects to open 35 to 40 domestic superstores in 2003. The Company has also opened eight international superstores in 2002, and expects to open six to eight international superstores in 2003. The rate of the Company’s expansion will depend, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and the Company’s ability to manage the operational aspects of its growth. The rate of the Company’s expansion will also depend upon the availability of adequate capital, which in turn will depend in a large part upon cash flow generated by Waldenbooks.

      The Company’s expansion into international markets has additional risks. It is costly to establish international facilities and operations, and to promote the Company’s brands internationally. Sales from the Company’s international segment may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. The Company is also subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to foreign exchange rate fluctuations, local economic and political conditions, restrictive governmental policies and laws (such as trade protection measures, limitations on the repatriation of funds, nationalization and consumer protection laws and restrictions on pricing or discounts), difficulty in developing and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences, tax and other laws and policies of the U.S. and other jurisdictions and geopolitical events, including war and terrorism. In addition, local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. Also, the Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit the Company’s growth internationally.

      The Company’s future results will depend, among other things, on its success in implementing its expansion strategy. If stores are opened more slowly than expected, sales at new stores reach targeted levels more slowly than expected (or fail to reach targeted levels) or related overhead costs increase in excess of expected levels, the Company’s ability to successfully implement its expansion strategy would be adversely affected. In addition, the Company expects to open new superstores in certain markets in which it is already operating superstores, which could adversely affect sales at those existing stores.

      There can be no assurance that the Company will sustain its accelerated rate of superstore growth or that it will achieve and sustain acceptable levels of profitability, particularly as other leading national and regional book, music and movie store chains develop and open superstores.

          Waldenbooks

      Waldenbooks’ results are highly dependent upon conditions in the mall retailing industry, including overall mall traffic. Mall traffic has been sluggish over the past several years and the Company expects it to remain sluggish for the foreseeable future. In addition, increased competition from superstores has adversely affected Waldenbooks’ sales. As a result, Waldenbooks’ comparable store sales results have been negatively affected. There can be no assurance that mall traffic will not decline further or that superstore competition, or other factors, will not further adversely affect Waldenbooks’ sales.

          Seasonality

      The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. During 2002, 35.0% of the Company’s sales and 91.0% of the Company’s operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends.

          Competition

      The retail book business is highly competitive. Competition within the retail book industry is fragmented, with Borders facing direct competition from other superstore operators, such as Barnes & Noble, Inc., as well as regional chains and superstores. In addition, Borders and Waldenbooks compete with each other, as well as other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Waldenbooks may face additional competition from other categories of retailers entering the retail book market.

      The music and movie businesses are also highly competitive and Borders faces competition from large established music chains, such as Tower Records and the Musicland and Media Play divisions of Best Buy Co., Inc. (which also sell movies), established movie chains, such as Blockbuster and Suncoast Motion Picture Company (a division of Best Buy Co., Inc.), as well as specialty retail stores, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

      The Internet has emerged as a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is highly competitive. Competitors on the Internet include Amazon.com, barnesandnoble.com and others. In addition, the Company faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of music content.

          Consumer Spending Patterns

      Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. In addition, sales are dependent on a hit-driven merchandising strategy. A decline in consumer spending on books, music and movies, or in best-seller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its superstore growth strategy.

          Foreign Exchange Risk

      The results of operations of the international segment are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, the Company is subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement.

          Potential for Uninsured Losses

      The Company is subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, or floods, for which no, or limited, insurance coverage is maintained. The Company has elected not to maintain insurance coverage for losses resulting from terrorism (except for its operations in the United Kingdom), based upon its assessment of the insurance cost and the likelihood (and range) of loss.

          Reliance on Key Personnel

      Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Mr. Gregory P. Josefowicz, Chairman, President and Chief Executive Officer, as well as certain other key officers of the Company and each of its subsidiaries. The loss of the services of Mr. Josefowicz or of such other key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its key officers.

Availability of Information

      The Company’s web site is located at www.bordersgroupinc.com. The Company makes available on this web site under “Investors”, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission.

Item 2. Properties

      Borders leases all of its stores. Borders’ store leases have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 26, 2003, the average unexpired term under Borders’ existing store leases in the United States was 12.9 years prior to the exercise of any options. The expiration of Borders’ leases for stores open at January 26, 2003 are as follows:

Lease Terms to Expire During 12 Months	Number of
Ending on or about January 31	Stores

2003	4
2004	17
2005	7
2006	4
2007	9
2008 and later	363

Total	404

      Waldenbooks leases all of its stores. Waldenbooks’ store leases generally have an initial term of ten years. At present, the average unexpired term under Waldenbooks’ existing store leases is approximately 3.0 years. The expiration of Waldenbooks’ leases for stores open at January 26, 2003 are as follows:

Lease Terms to Expire During 12 Months	Number of
Ending on or about January 31	Stores

2003	294
2004	121
2005	82
2006	63
2007	42
2008 and later	176

Total	778

      The Company leases all of its international superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing international store leases is approximately 14.7 years. The expiration of international superstore leases for stores open at January 26, 2003 are as follows:

Lease Terms to Expire During 12 Months	Number of
Ending on or about January 31	Stores

2003	—
2004	—
2005	—
2006	—
2007	1
2008 and later	29
Total	30

      Books etc. operated 37 stores in the United Kingdom as of January 26, 2003. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 11.7 years.

      The Company leases a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

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

      Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company’s request for an immediate appeal of the class certification ruling has been denied, and the Company has agreed to engage in non-binding mediation of the matter. Unless mediation is successful, the Company will continue to vigorously defend the action.

      On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon or the Company, instituted an action against the Company and Amazon in the United States District Court

for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and intends to vigorously defend the action.

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

      Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the State of Tennessee under the Tennessee False Claims Act relating to the failure to collect use taxes on Internet sales in Tennessee for periods both before and after the implementation of the Mirror Site Agreement. The Complaint seeks a judgment, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the State of Tennessee as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Contrary to the claims in the Complaint, the Company did collect taxes on Internet sales in Tennessee (as well as Michigan) prior to the implementation of the Mirror Site Agreement.

      The Company does not believe that it should be liable under existing laws and regulations for any failure by it or Amazon to collect sales or other taxes relating Internet sales. Although any liability relating to the failure to collect sales or other taxes on online sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such liability would have a material adverse effect on its liquidity or financial position.

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

	High	Low

Fiscal Quarter 2001
First Quarter	$18.00	$12.50
Second Quarter	$23.50	$17.40
Third Quarter	$24.43	$16.74
Fourth Quarter	$24.14	$14.64
Fiscal Quarter 2002
First Quarter	$24.40	$21.38
Second Quarter	$24.20	$14.90
Third Quarter	$19.44	$15.48
Fourth Quarter	$19.79	$15.36

      The Common Stock is traded on the New York Stock Exchange.

      As of March 27, 2003, 3,720 holders of record held the Company’s Common Stock.

      The Company has not declared any cash dividends; however, it intends to periodically assess cash dividends as a possible strategy to increase shareholder value. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The Company has the following equity compensation plans in effect at January 26, 2003 (number of shares in thousands):

	Number of	Weighted-	Number of
	Shares	Average	Shares Available
Plan Category	Outstanding	Exercise Price	for Issuance

Plans approved by shareholders:
1995 Stock Option Plan	11,260	$18.90	587
Director Plan	158	17.56	8
Management Stock Purchase Plan	—	—	3,454
Plans not approved by shareholders:
1998 Stock Option Plan	2,947	17.98	238
International Stock Option Plan	704	20.15	39

Total plans	15,069	$18.76	4,326

      The 1998 Stock Option Plan and the Stock Option Plan for International Employees provide for the grant of stock options to a broad base of employees of the Company. Executive officers of the Company are not eligible to participate in either of these Plans. The exercise price of options granted under the Plans is fair market value as of the date of grant, and options have terms of up to 10 years. The number of options granted to individual employees under the Plans varies according to the level of the employee’s position with the Company. The Plans are consistent with the Company’s philosophy of providing equity incentives to employees at all levels of the Company.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 26,	Jan. 27,	Jan. 28,	Jan. 23,	Jan. 24,
	2003	2002	2001(1)	2000	1999

	(dollars in millions except per share data)
Statement of Operations Data
Borders sales	$2,319.0	$2,234.1	$2,107.7	$1,841.1	$1,525.6
Waldenbooks sales	852.2	902.1	944.3	959.1	948.7
International sales	314.9	251.7	219.2	168.2	120.7

Total sales	$3,486.1	$3,387.9	$3,271.2	$2,968.4	$2,595.0

Operating income	$193.9	$157.0	$135.1	$171.0	$167.3
Income from continuing operations	$111.7	$87.4	$73.8	$94.0	$92.1
Discontinued operations, net of tax
Loss from operations of All Wound Up	—	—	10.8	3.7	—
Loss on disposition of All Wound Up	—	—	19.4	—	—

Net income	$111.7	$87.4	$43.6	$90.3	$92.1

Diluted earnings per common share from continuing operations	$1.36	$1.06	$0.92	$1.17	$1.12
Diluted earnings per common share	$1.36	$1.06	$0.54	$1.13	$1.12
Balance Sheet Data
Working capital	$453.7	$335.4	$217.2	$170.3	$144.5
Total assets	$2,268.2	$2,179.3	$2,047.1	$1,914.8	$1,766.6
Short-term borrowings	$112.1	$81.6	$143.5	$133.4	$131.9
Long-term capital lease and financing obligations, including current portion	$19.6	$51.4	$15.8	$18.8	$8.5
Stockholders’ equity	$1,030.6	$949.9	$846.5	$802.6	$715.1

(1)	The Company’s 2000 fiscal year consisted of 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 26, 2003, the Company operated 434 superstores under the Borders name, including 17 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 778 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 37 bookstores under the Books etc. name in the United Kingdom.

      The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving international growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company expects to open 35 to 40 domestic Borders stores in 2003 and a reduced number in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately six to eight international store openings annually. Full year profitability is expected to be achieved by the International segment in 2004. The Waldenbooks segment has experienced decreased comparable sales percentages for the past several years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2003.

      From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com, Inc. (“Amazon”) for Amazon to develop and operate a web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

      Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites. The agreements contain mutual indemnification provisions, including provisions that essentially allocate between the parties responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.

      Amounts relating to the Company-owned and -operated Borders.com web site prior to August 2001, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment.

      Also in 2002, Borders entered into an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s web sites to purchase and pick up their merchandise at Borders stores in the United States (“Express In-Store Pick Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store, and classifies this revenue as a component of “Sales” in the Company’s consolidated statements of operations. The Company also pays referral fees to Amazon pursuant to this agreement. This service was offered to customers beginning November 27, 2002.

      The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. Fiscal 2000 consisted of 53 weeks and ended January 28, 2001. References herein to years are to the Company’s fiscal years.

Results of Operations

      The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Jan. 26,	Jan. 27,	Jan. 28,
	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Other revenue	0.8	0.7	0.8

Total revenue	100.8	100.7	100.8
Cost of merchandise sold (includes occupancy)	73.1	72.7	72.8
Fulfillment center and other inventory writedowns	0.1	0.3	—

Gross margin	27.6	27.7	28.0
Selling, general and administrative expenses	21.4	22.0	22.5
Legal settlement expense	—	0.1	—
Pre-opening expense	0.2	0.2	0.2
Asset impairments and other writedowns	0.4	0.7	1.1
Goodwill amortization	—	0.1	0.1

Operating income	5.6	4.6	4.1
Interest expense	0.4	0.4	0.4

Income before income tax	5.2	4.2	3.7
Income tax	2.0	1.6	1.4

Income from continuing operations	3.2	2.6	2.3
Discontinued operations, net of tax:
Loss from operations of All Wound Up	—	—	0.4
Loss on disposition of All Wound Up	—	—	0.6

Net income	3.2%	2.6%	1.3%

Consolidated Results — Comparison of 2002 to 2001

Sales

      Consolidated sales increased $98.2 million, or 2.9%, to $3,486.1 million in 2002 from $3,387.9 million in 2001. This resulted primarily from increased sales in the Borders and international segments due to the opening of new superstores, partially offset by a decrease in Borders’ comparable store sales. A decrease in sales of the Waldenbooks segment also partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. See “Segment Results” for a detailed discussion of the change in sales.

Other revenue

      Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.

      Waldenbooks sells memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.

      The Company had previously categorized membership income as an offset to “Cost of merchandise sold” in the Company’s consolidated statements of operations, but has determined that categorization as “Other revenue” is more appropriate. Accordingly, membership income has been reclassified for all periods presented.

Gross margin

      Consolidated gross margin increased $22.3 million, or 2.4%, to $960.9 million in 2002 from $938.6 million in 2001. As a percentage of sales, consolidated gross margin decreased by 0.1%, to 27.6% in 2002 from 27.7% in 2001. Gross margin in 2001 was negatively impacted by an $8.7 million charge taken by the Borders segment for the writedown of inventory affected by the Company’s agreement with Ingram Book Company (“Ingram”). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company’s fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Excluding this charge, 2002 gross margin as a percentage of sales decreased approximately 0.3% as compared to 2001, primarily resulting from decreased gross margin percentages in the Borders, Waldenbooks, and international segments. This was primarily due to all segments incurring higher occupancy costs as a percentage of sales. In the Borders and Waldenbooks segments, this was primarily due to occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined.

      The Company classifies the following items as “Cost of merchandise sold” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, since some retailers exclude items such as their distribution and occupancy costs from cost of sales and include them in other financial statement lines.

Selling, general and administrative expenses

      Consolidated selling, general and administrative expenses (SG&A) increased $0.4 million, or 0.1%, to $745.2 million in 2002 from $744.8 million in 2001. As a percentage of sales, however, it decreased 0.6% to 21.4% in 2002 from 22.0% in 2001. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders segment (and to a lesser extent the international segment), while the Waldenbooks percentage remained flat. The improvement at Borders was primarily the result of a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon, coupled with a decrease in store operating expenses as a percentage of sales due to disciplined cost controls at the store level. The improvement in the international segment was primarily the result of store and administrative payroll costs, along with the store operating expenses, increasing at rates less than the sales growth.

      The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and other.

Legal settlement expense

      In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act, and the California Unfair Competition Act. On April 19, 2001, the Company announced that a settlement had been reached in this action. The Company paid $2.4 million under the agreement in 2001.

Goodwill amortization

      In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption had the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.8 million in 2002. In 2001, the Company recorded $2.7 million of goodwill amortization. Upon initial application of FAS 142, and at the annual testing date for 2002, the Company determined no goodwill impairment existed.

Asset impairments and other writedowns

      In 2002, the Company recorded a $14.0 million fourth quarter charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders, Waldenbooks and Books etc. stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and a Books etc. store and recorded a fourth quarter $0.9 million charge for the closing costs of those stores.

      In 2001, the Company recorded a $25.4 million charge for asset impairments and other writedowns. The aforementioned agreement with Ingram in March 2001 resulted in a first quarter 2001 charge of approximately $16.0 million, primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware and software. The Company also took a fourth quarter 2001 charge of $6.9 million primarily related to the impairment of the leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and recorded a fourth quarter 2001 $2.5 million charge for the closing costs of those stores.

Interest expense

      Consolidated interest expense decreased $1.8 million, or 12.5%, to $12.6 million in 2002 from $14.4 million in 2001. This was primarily due to lower average debt levels in the first half of 2002 as compared to the first half of 2001, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes

      The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.4% in 2002 compared to 38.7% in 2001. The decrease is primarily due to the elimination of goodwill amortization which is not deductible for tax purposes.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 3.2% in 2002 from 2.6% in 2001, and net income dollars increased to $111.7 million in 2002 from $87.4 million in 2001.

Consolidated Results — Comparison of 2001 to 2000

Sales

      Consolidated sales increased $116.7 million, or 3.6%, to $3,387.9 million in 2001 from $3,271.2 million in 2000. This resulted primarily from increased sales in the Borders and international segments due to the opening of new superstores and an increase in comparable store sales. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. See “Segment Results” for a detailed discussion of the change in sales.

Other revenue

      Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.

Gross margin

      Consolidated gross margin increased $21.9 million, or 2.4%, to $938.6 million in 2001 from $916.7 million in 2000. As a percentage of sales, however, it decreased to 27.7% in 2001 from 28.0% in 2000. This decrease primarily resulted from an $8.7 million charge taken in 2001 for the writedown of inventory affected by the Company’s agreement with Ingram, as previously discussed. Excluding this charge, gross margin as a percentage of sales remained essentially flat in 2001 with 2000. This was the result of an increase in gross margin as a percentage of sales at the Waldenbooks segment offsetting a slight decrease at the Borders segment.

Selling, general and administrative expenses

      Consolidated SG&A increased $8.6 million, or 1.2%, to $744.8 million in 2001 from $736.2 million in 2000. As a percentage of sales, however, it decreased to 22.0% in 2001 from 22.5% in 2000. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders segment (and to a lesser extent, the international segment), partially offset by an increase at the Waldenbooks segment. The improvement at Borders was primarily the result of decreased store payroll costs as a percentage of sales due to the restructuring of Borders store personnel, coupled with a reduction in Borders.com operating expenses in conjunction with the Mirror Site agreement with Amazon. Waldenbooks experienced higher store payroll and operating costs as a percentage of sales as these costs decreased at rates less than Waldenbooks’ negative comparable store sales rate.

Goodwill amortization

      In 2001 and 2000, the Company used the straight-line method for amortizing goodwill, and recorded $2.7 million and $2.8 million of amortization in 2001 and 2000, respectively.

Asset impairments and other writedowns

      In 2001, the Company recorded a $25.4 million charge for asset impairments and other writedowns. The aforementioned agreement with Ingram in March 2001 resulted in a first quarter 2001 charge of approximately $16.0 million, primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware, and software. The Company also took a fourth quarter 2001 charge of $6.9 million primarily related to the impairment of the leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and recorded a fourth quarter 2001 $2.5 million charge for the closing costs of those stores.

      In 2000, the Company took a charge of $36.2 million related to the impairment of certain long-lived assets and other writedowns. The charge taken in 2000 primarily consisted of $17.7 million for computer hardware and software of Borders.com and $12.5 million for leasehold improvements and furniture and fixtures primarily related to underperforming Waldenbooks stores. The remainder of the charge related to employee severance, the costs of certain lease obligations for redundant headquarter buildings, and the writeoff of certain equity investments.

Interest expense

      Consolidated interest expense increased $1.3 million, or 9.9%, to $14.4 million in 2001 from $13.1 million in 2000.

Taxes

      The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate was 38.7% in 2001 compared to 39.4% in 2000. The decrease is primarily due to changes in the mix of income subject to tax in the various taxing jurisdictions.

Discontinued operations

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. The discontinuance and closure of All Wound Up resulted in an after-tax charge of $19.4 million in the fourth quarter of 2000 and is reflected in the consolidated statements of operations as a discontinued operation. The charge was substantially non-cash and related primarily to the writeoff of goodwill, inventory and fixed assets. Operations of All Wound Up were substantially discontinued in February 2001. A small percentage of All Wound Up’s stores (representing six of a total of 162 stores) remained open beyond February 2001, and closed at various dates thereafter until all were closed by the end of May 2001. The six stores that continued operating experienced only de minimus sales activity between February 2001 and May 2001.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 2.6% in 2001 from 1.3% in 2000, and net income dollars increased to $87.4 million in 2001 from $43.6 million in 2000.

Segment Results

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of interest expense, certain corporate governance costs, and corporate incentive costs). Amounts relating to the Company-owned and -operated Borders.com web site, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment. See “Note 16 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

      Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the funding required to meet the operational needs of those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders	2002	2001	2000

(dollar amounts in millions)
Sales	$2,319.0	$2,234.1	$2,107.7
Net income	$102.5	$72.1	$56.5
Net income as % of sales	4.4%	3.2%	2.7%
Depreciation and amortization expense	$66.7	$65.4	$60.7
Interest expense	$2.5	$9.1	$12.8
Store openings	41	29	44
Store closings	—	1	—
Store count	404	363	335

Comparison of 2002 to 2001

Sales

      Borders’ sales increased $84.9 million, or 3.8%, to $2,319.0 million in 2002 from $2,234.1 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $129.5 million, comparable store sales decreases of $35.7 million, and decreased Borders.com sales of $8.9 million (due to the Mirror Site agreement with Amazon).

      Comparable store sales decreased 1.2% in 2002. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 14, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2002 was due primarily to the music category, which experienced negative comparable store sales. Among other factors, this was primarily the result of fewer high-impact new releases in the current year as compared to the prior year. Also impacting the overall decrease was a comparable sales decrease in the book category, which also suffered from fewer significant new releases in 2002 as compared to 2001. Partially offsetting the weakness in the music and book categories, however, were increased comparable store sales in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, movie, cafe, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was not significant.

Gross margin

      Gross margin as a percentage of sales decreased approximately 0.1% in 2002 compared to 2001. Gross margin in 2001 was negatively impacted by an $8.7 million charge taken for the writedown of inventory affected by the Company’s agreement with Ingram. Excluding this charge, 2002 gross margin as a percentage of sales decreased approximately 0.3%, primarily due to higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 0.5% in 2002 compared to 2001 primarily as a result of the stores’ rent expense representing a higher percentage of sales. This was primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales declined. In addition, new stores’ rent costs represented a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility, as discussed below. Partially offsetting the increase in store occupancy costs were decreases in product costs of 0.1% and distribution costs of 0.1%.

      Gross margin dollars increased approximately 2.3% in 2002 primarily due to new store openings and the $8.7 million charge taken in 2001 for the writedown of inventory affected by the Company’s agreement with Ingram. Partially offsetting these factors were increased store occupancy costs associated with new store openings.

Selling general and administrative

      SG&A as a percentage of sales improved 0.8% in 2002 compared to 2001. Of this, 0.4% was primarily due to a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon. The remaining improvement was primarily due to a decrease of 0.3% in store operating expenses as a percentage of sales due to disciplined cost controls at the store level and a 0.1% increase in advertising income as a percentage of sales.

      SG&A dollars remained flat from 2002 to 2001 despite increased store payroll expenses resulting from new store openings, primarily due to disciplined store operating expense controls and the reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon.

Asset impairments and other writedowns

      In 2002, the Company recorded a $2.9 million writedown related to the impairment of assets at certain underperforming Borders stores.

      In addition to the writedown of inventory in 2001 discussed above, the Company’s agreement with Ingram in March 2001 resulted in a $16.0 million charge in 2001 primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including computer hardware and software, leasehold improvements and warehouse equipment.

Depreciation and amortization

      Depreciation and amortization expense increased $1.3 million, or 2.0%, to $66.7 million in 2002 from $65.4 million in 2001. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization pursuant to the Company’s adoption of FAS 142 in 2002.

Interest expense

      Interest expense decreased $6.6 million, or 72.5%, to $2.5 million in 2002 from $9.1 million in 2001. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 4.4% in 2002 from 3.2% in 2001, and net income dollars increased to $102.5 million in 2002 from $72.1 million in 2001.

Effect of terrorist attacks on September 11, 2001

      As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2002 or 2001 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $15.9 million to date.

      During 2002, the Company recognized a $2.9 million gain from insurance proceeds related to the terrorist attacks on September 11, 2001. Of this, $1.2 million represented business interruption proceeds for 2002. This was categorized as “Cost of merchandise sold” in the consolidated statements of operations, because the store’s lost income would primarily have been categorized as “Gross margin” in the consolidated statements of operations. The remaining $1.7 million gain was categorized as an offset to “Selling, general and administrative expenses.” This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as part of “Selling, general and administrative expenses.”

      During 2001, net asset values of $8.0 million (net of straight-line rent reserves of $2.0 million) were written off against the allocated property insurance proceeds of $11.0 million. Gains were categorized in the consolidated statements of operations as follows: $1.0 million in “Selling, general and administrative” and $2.0 million in “Cost of merchandise sold.” In addition, $2.0 million of business interruption proceeds were recorded in “Cost of merchandise sold” to offset otherwise lost profits from the store.

      The Company expects to recover additional insurance amounts, up to a maximum of approximately $4.0 million, based upon, among other things, capital expenditures in replacement stores and the performance of such stores, which will be recognized when collection of such additional recoveries is assured.

Comparison of 2001 to 2000

Sales

      Borders’ sales increased $126.4 million, or 6.0%, to $2,234.1 million in 2001 from $2,107.7 million in 2000. This increase was comprised of non-comparable sales associated with 2001 and 2000 store openings of $145.7 million, comparable store sales increases of $29.6 million, decreased Borders.com sales of $18.5 million (primarily due to the Mirror Site agreement with Amazon), and decreased 2001 sales resulting from one less week in fiscal 2001 than 2000 of $30.4 million.

      Comparable store sales increased 2.0% in 2001. The comparable store sales increase for 2001 was due primarily to strength in the movie and gifts and stationary categories. Sales of the movie category improved on a comparable basis primarily as the result of increased sales of DVDs. This increase, which was slightly offset by a decrease in videotape sales, resulted from the increasing popularity of the DVD format. Sales of the gifts and stationary category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. Book sales, on a comparable store basis, increased slightly. The overall mix of book, music, movie, café, and gifts and stationary merchandise sold by Borders stores did not change significantly in 2001 as compared to 2000, but the movie category experienced an increase in the percentage of DVDs sold relative to videotapes as discussed above. The impact of price changes on comparable store sales was not significant.

Gross margin

      Gross margin as a percentage of sales decreased approximately 0.5% in 2001 compared to 2000. As discussed previously, this was primarily the result of an $8.7 million charge taken in 2001 for the writedown of inventory affected by the Company’s agreement with Ingram. Excluding this charge, 2001 gross margin as a percentage of sales decreased 0.1%, primarily the result of higher store occupancy costs as a percentage of sales and the change in the sales mix to DVDs. Store occupancy costs as a percentage of sales increased in 2001 compared to 2000 primarily as a result of the stores’ rent expense representing a higher percentage of sales. This was due to new stores’ rent costs representing a higher percentage of sales and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility. Because of lower gross margins on DVDs as compared to those on videotapes, the increased sales of DVDs also negatively impacted overall gross margin, although to a lesser extent than store occupancy costs.

      Gross margin dollars increased approximately 4.0% in 2001 primarily due to new store openings, partially offset by the $8.7 million charge taken for the writedown of inventory affected by the Company’s agreement with Ingram.

Selling, general and administrative expenses

      SG&A as a percentage of sales decreased approximately 1.0% in 2001 compared to 2000. Approximately half of this decrease was the result of lower store payroll expenses as a percentage of sales, which was achieved by a restructuring of store personnel. The remaining improvement in SG&A expenses as a percentage of sales was primarily due to a reduction in Borders.com operating expenses in conjunction with the Mirror Site agreement with Amazon.

      SG&A dollars increased approximately 1.3% in 2001 primarily due to new store openings and the increased store payroll and operating expenses required.

Asset impairments and other writedowns

      In 2001, the Company incurred approximately $16.0 million of asset writedowns resulting from the March 2001 agreement with Ingram, as previously discussed. In 2000, the Company recorded a $17.7 million asset impairment charge related to the computer hardware and software of Borders.com.

Depreciation and amortization

      Depreciation and amortization expense increased $4.7 million, or 7.7%, to $65.4 million in 2001 from $60.7 million in 2000. This was the result of depreciation expense recognized on new stores’ capital expenditures.

Interest expense

      Interest expense decreased $3.7 million, or 28.9%, to $9.1 million in 2001 from $12.8 million in 2000. This was due to lower average borrowing levels at fixed internal interest rates.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 3.2% in 2001 from 2.7% in 2000, and net income dollars increased $15.6 million, or 27.6%, to $72.1 million in 2001 from $56.5 million in 2000.

Waldenbooks	2002	2001	2000

(dollar amounts in millions)
Sales	$852.2	$902.1	$944.3
Other revenue	$25.0	$25.3	$25.9
Net income	$41.4	$39.5	$40.2
Net income as % of sales	4.9%	4.4%	4.3%
Depreciation expense	$20.7	$21.4	$25.8
Interest income	$33.5	$28.3	$26.2
Store openings	4	11	11
Store closings	53	53	46
Store count	778	827	869

Comparison of 2002 to 2001

Sales

      Waldenbooks’ sales decreased $49.9 million, or 5.5%, to $852.2 million in 2002 from $902.1 million in 2001. This decrease was comprised of decreased comparable store sales of $20.7 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $29.2 million.

      Comparable store sales decreased 3.2% in 2002. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. These factors were partially offset by seasonal kiosk sales, which increased 14.1% over the prior year, primarily due to an increased number of kiosks and to improved execution of the Company’s kiosk strategy. This also slightly increased the calendar category’s percentage of Waldenbooks’ overall merchandise mix relative to the book and sideline categories. Overall, however, the merchandise mix did not change significantly in 2002 as compared to 2001, nor was the impact of price changes on comparable store sales significant.

Other revenue

      Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, remained essentially flat in 2002 at $25.0 million as compared to $25.3 million in 2001.

Gross margin

      Gross margin as a percentage of sales decreased approximately 0.2% in 2002 as compared to 2001. Contributing to this decrease was a 0.7% increase in store occupancy expenses as a percentage of sales, due primarily to rent expense for stores remaining open more than one year remaining essentially flat while comparable stores sales declined. This was partially offset by lower product costs of 0.2%, resulting primarily from the increased sales of calendars, which offered higher gross margin percentages than other categories. In addition, distribution and other costs as a percentage of sales improved 0.3%.

      Gross margin dollars decreased approximately 6.2% in 2002, primarily due to store closings, the decrease in comparable store sales, and the decrease in gross margin percentage.

Selling, general and administrative expenses

      SG&A as a percentage of sales remained flat in 2002 compared to 2001. This was primarily due to increased store payroll costs of 0.6% and increased store operating expenses of 0.1% as a percentage of sales, offset by decreased corporate non-payroll costs of 0.6% and increased vendor advertising income of 0.1% as a percentage of sales.

      SG&A dollars decreased approximately 6.8% in 2002 primarily due to store closings.

Asset impairments and other writedowns

      In 2002, the Company incurred approximately $8.2 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company adopted a plan in 2002 to close certain Waldenbooks stores and recorded a $0.8 million charge in 2002 for the related closing costs.

      In 2001, the Company incurred approximately $6.9 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company adopted a plan in 2001 to close certain Waldenbooks stores and recorded a $2.5 million charge for the related closing costs.

Depreciation

      Depreciation expense decreased $0.7 million, or 3.3%, to $20.7 million in 2002 from $21.4 million in 2001. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income

      Interest income increased $5.2 million, or 18.4% to $33.5 million in 2002 from $28.3 million in 2001. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 4.9% in 2002 from 4.4% in 2001, while net income dollars increased $1.9 million, or 4.8%, to $41.4 million in 2002 from $39.5 million in 2001.

Comparison of 2001 to 2000

Sales

      Waldenbooks’ sales decreased $42.2 million, or 4.5%, to $902.1 million in 2001 from $944.3 million in 2000. This decrease was comprised of comparable store sales decreases of $14.3 million, decreased non-comparable sales associated with 2001 and 2000 store closings of $13.7 million, and decreased 2001 sales resulting from one less week in fiscal 2001 than 2000 of $14.2 million.

      Comparable store sales decreased 1.6% in 2001. The comparable store sales decrease for 2001 was due primarily to decreased mall traffic and the impact of superstore openings. These factors were partially offset by Waldenbooks’ seasonal calendar kiosk sales, which increased 15.0% over the prior year, primarily due to an increased number of kiosks and to improved execution of the Company’s kiosk strategy. This also slightly increased the calendar category’s percentage of Waldenbooks’ overall merchandise mix relative to the book and sideline categories. Overall, however, the merchandise mix did not change significantly in 2001 as compared to 2000, nor was the impact of price changes on comparable store sales significant.

Other revenue

      Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, remained relatively flat in 2001 at $25.3 million as compared to $25.9 million in 2000.

Gross margin

      Gross margin as a percentage of sales increased approximately 0.3% in 2001 as compared to 2000. This increase was due primarily to increased sales of calendars, which offered higher gross margin percentages than those of the other categories Waldenbooks carries. This, along with several other less significant factors, represented approximately 0.5% of the gross margin improvement as a percentage of sales. Waldenbooks’ gross margin percentage was also positively impacted by a decrease in distribution costs as a percentage of sales due to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage). This represented an additional 0.4% gross margin percentage improvement. These factors were partially offset by higher store occupancy costs as a percentage of sales, primarily the result of the stores’ straight-line rent expenses having remained essentially flat while comparable stores sales declined. This negatively impacted the gross margin percentage by approximately 0.6%.

      Gross margin dollars decreased approximately 3.5% in 2001, primarily due to store closings and the decrease in comparable store sales.

Selling, general and administrative expenses

      SG&A as a percentage of sales increased approximately 0.7% in 2001 compared to 2000. This was the result of store payroll costs and other store operating expenses decreasing at rates less than Waldenbooks’ negative comparable store sales rate.

      SG&A dollars decreased approximately 1.1% in 2001 primarily due to store closings.

Asset impairments and other writedowns

      In 2001, the Company incurred approximately $6.9 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company adopted a plan in 2001 to close certain Waldenbooks stores and recorded a $2.5 million charge for the related closing costs.

      In 2000, the Company recorded a $12.5 million asset impairment charge related to underperforming stores.

Depreciation

      Depreciation expense decreased $4.4 million, or 17.1%, to $21.4 million in 2001 from $25.8 million in 2000. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income

      Interest income increased $2.1 million, or 8.0%, to $28.3 million in 2001 from $26.2 million in 2000. This was a result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

      Due to the factors mentioned above, net income as a percentage of sales increased to 4.4% in 2001 from 4.3% in 2000, while net income dollars decreased $0.7 million, or 1.7%, to $39.5 million in 2001 from $40.2 million in 2000.

International	2002	2001	2000

(dollar amounts in millions)
Sales	$314.9	$251.7	$219.2
Net loss	$12.3	$7.5	$10.2
Net loss as % of sales	3.9%	3.0%	4.7%
Depreciation and amortization expense	$9.7	$9.4	$8.8
Interest expense	$17.2	$14.3	$12.4
Superstore store openings	8	8	5
Superstore store count	30	22	14
Books etc. store openings	1	5	6
Books etc. store closings	—	—	2
Books etc. store count	37	36	31

Comparison of 2002 to 2001

Sales

      International sales increased $63.2 million, or 25.1%, to $314.9 million in 2002 from $251.7 million in 2001. This is primarily the result of new superstore openings. In 2002, the Company opened five international stores in the United Kingdom and three stores in Australia. Also contributing to the increase in sales was a comparable store sales increase in 2002. International comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation.

      The overall mix of book, music, movie, cafe, and sideline merchandise sold by international superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2002 as compared to 2001. The impact of price changes on comparable store sales was also not significant.

Gross margin

      Gross margin as a percentage of sales decreased 0.8% in 2002 as compared to 2001, primarily the result of a 0.6% increase in occupancy costs as a percentage of sales. Also impacting the decrease was a 0.3% increase in merchandise costs as a percentage of sales. The increase in merchandise costs as a percentage of sales is primarily due to the Company’s growth of its U.K. operations, which have typically experienced higher product costs than the international segment’s other countries. The Company’s U.K. operations represented a larger percentage of the international segment’s total operations in 2002 than in 2001. Occupancy costs increased as a percentage of sales due to new store openings and landlord-imposed rent adjustments. Partially offsetting these factors were improvements of 0.1% in distribution costs as a percentage of sales.

      Gross margin dollars increased approximately 20.6% in 2002 primarily due to new store openings.

Selling, general and administrative expenses

      SG&A as a percentage of sales decreased approximately 0.5% in 2002 compared to 2001. This improvement was primarily the result of general and administrative payroll costs, store payroll costs and store operating expenses increasing at rates less than sales growth. Although general and administrative payroll, store payroll and operating expenses increased in dollars, the increase in sales reduced these expenses as a percentage of sales.

      SG&A dollars increased approximately 22.2% in 2002 primarily due to store openings and the increased store payroll and operating expenses required.

Asset impairments and other writedowns

      In 2002, the Company incurred approximately $2.9 million of asset impairment charges related to underperforming Books etc. stores. In addition, the Company adopted a plan in 2002 to close a Books etc. store and recorded a $0.1 million charge for the related closing costs.

Depreciation and amortization

      Depreciation and amortization expense increased $0.3 million, or 3.2%, to $9.7 million in 2002 from $9.4 million in 2001. This was primarily due to depreciation expense recognized on new stores’ capital expenditures, partially offset by the cessation of goodwill amortization in 2002.

Interest expense

      Interest expense increased $2.9 million, or 20.3%, to $17.2 million in 2002 from $14.3 million in 2001. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss

      Due to the factors mentioned above, net loss as a percentage of sales increased to 3.9% in 2002 as compared to 3.0% in 2001, and net loss dollars increased $4.8 million to $12.3 million in 2002 from $7.5 million in 2001.

Comparison of 2001 to 2000

Sales

      International sales increased $32.5 million, or 14.8%, to $251.7 million in 2001 from $219.2 million in 2000. This is primarily the result of new superstore openings, and to a lesser extent, comparable store sales increases. In 2001, the Company opened eight international stores: three stores in the United Kingdom, four stores in Australia, and the Company’s second store in Puerto Rico.

      The overall mix of book, music, movie, café, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2001 as compared to 2000. The impact of price changes on comparable store sales was also not significant.

Gross margin

      Gross margin as a percentage of sales in 2001 remained essentially flat with 2000. A decrease of approximately 0.6% in occupancy costs as a percentage of sales was offset by a similar increase in merchandise costs as a percentage of sales. The improvement in occupancy costs as a percentage of sales resulted primarily from the stores’ straight-line rent expenses having remained essentially flat while comparable stores sales increased. This was offset by increased merchandise costs as a percentage of sales, primarily the result of the Company obtaining merchandise from a wholesaler to address internal distribution capacity limits in the United Kingdom.

      Gross margin dollars increased approximately 14.0% in 2001 primarily due to new store openings.

Selling, general and administrative expenses

      SG&A as a percentage of sales decreased approximately 2.3% in 2001 compared to 2000. Approximately 1.8% of this improvement was primarily the result of store payroll costs and store operating expenses increasing at rates less than sales growth and a decrease in corporate overhead costs. Although store payroll and operating expenses increased in dollars, the increase in comparable store sales reduced their percentage of sales. Corporate overhead expenses also decreased as a percentage of sales because of the stores’ sales growth and decreased spending levels. The remaining 0.5% improvement in SG&A expenses as a percentage of sales is primarily related to foreign currency transaction gains of $0.3 million recognized in 2001, which compared to losses of $0.8 million in 2000.

      SG&A dollars increased approximately 3.6% in 2001 primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation and amortization

      Depreciation and amortization expense increased $0.6 million, or 6.8%, to $9.4 million in 2001 from $8.8 million in 2000. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

      Interest expense increased $1.9 million, or 15.3%, to $14.3 million in 2001 from $12.4 million in 2000. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss

      Due to the factors mentioned above, net loss as a percentage of sales decreased to 3.0% in 2001 from 4.7% in 2000, and net loss dollars decreased $2.7 million, or 26.5%, to $7.5 million in 2001 from $10.2 million in 2000.

Other	2002	2001	2000

(dollar amounts in millions)
Interest expense	$26.4	$19.3	$14.1
Net loss	$19.9	$16.7	$12.7

      The Other segment includes unallocated interest expense, various corporate governance costs and corporate incentive costs.

Comparison of 2002 to 2001

      Net loss dollars increased $3.2 million, or 19.2%, to $19.9 million in 2002 from $16.7 million in 2001. This was primarily due to increased interest expense for this segment primarily resulting from increased corporate stock repurchases in 2002, partially offset by a reduction in corporate incentive costs and a reduction in various governance costs as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Comparison of 2001 to 2000

      Net loss dollars increased $4.0 million, or 31.5%, to $16.7 million in 2001 from $12.7 million in 2000. This was primarily the result of an increase in the amount of corporate incentive costs and interest expense. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

      The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store web-based commerce technologies, and corporate information technology streamlining.

      Net cash provided by continuing operations was $189.2 million, $265.0 million, and $152.8 million in 2002, 2001, and 2000, respectively. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation and asset impairments and other writedowns, as well as increases in other long-term assets and liabilities, taxes payable and deferred income taxes. Operating cash outflows for the period resulted from increases in accounts receivable and prepaid expenses, and decreases in accounts payable and accrued payroll and other liabilities. The most significant of these was the decrease in accounts payable, which resulted from reduced purchases of inventory and elevated returns to vendors in order to better manage inventory levels within stores. However, inventory net of accounts payable decreased over the prior year primarily due to supply chain improvements and strong inventory management.

      Net cash used by discontinued operations represents the cash needed for the operations of All Wound Up in fiscal 2001 and 2000.

      Net cash used for investing in 2002 was $121.5 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2002 reflect the opening of 49 new superstores and four new Waldenbooks stores. In fiscal 2001 capital expenditures were $90.7 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2001 reflect the opening of 37 new superstores and 11 new Waldenbooks stores. Capital expenditures of $141.1 million in 2000 primarily reflect the opening of 49 new superstores and 11 new Waldenbooks stores. Additional capital spending in 2002, 2001 and 2000 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining.

      Net cash provided by financing in 2002 was $8.4 million, resulting primarily from the issuance of $50.0 million senior guaranteed notes and the issuance of common stock under the Company’s employee benefit plans, partially offset by the repurchase of shares. Net cash used for financing in 2001 was $41.1 million, resulting primarily from the paydown of the Company’s Credit Agreement of $58.2 million and the repurchase of common stock of $17.7 million, partially offset by $34.9 million received from the issuance of common stock under the Company’s employee benefit plans. Net cash provided by financing in 2000 was $19.5 million, resulting primarily from net borrowings under the Credit Agreement and the issuance of common stock under the Company’s employee benefit plans.

      The Company expects capital expenditures to be approximately $110.0 million to $120.0 million in 2003, resulting primarily from new domestic superstore openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology streamlining. The

Company currently plans to open approximately 35 to 40 domestic Borders superstores and six to eight international stores in 2003. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

      The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Lease Financing Facilities and Credit Agreement. The Company believes funds generated from operations, borrowings under the Credit Agreement and financing through the Lease Financing Facilities will be sufficient to fund its anticipated capital requirements for the next several years.

      The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $22.6 million. During 2002, 2001, and 2000, $74.8 million, $17.7 million, and $9.2 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2003, subject to the Company’s share price and capital needs.

      The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $400.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 million over the term of the Agreement or $50.0 million in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. As of January 26, 2003 the Company was in compliance with all covenants contained within this agreement.

      On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of January 26, 2003 the Company was in compliance with all covenants contained within this agreement.

      The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $75.0 million. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. The Company is in compliance with these covenants. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner-trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust.

      To date, the Company has not been required to perform under the guarantees described above. In the event that the Company should be required to perform, borrowings under the Credit Agreement would be sufficient to meet its obligations.

      Substantially all of the Company’s capital lease assets are related to properties financed under the Original Lease Facility. The Company pays lessors who have financed properties under the Original Lease Facility regular rental amounts for use of the properties. These payments are equal to the carrying cost of the lessors’ borrowings for construction of the properties, and do not include amortization of the principal amounts of the lessors’ indebtedness relating to the properties. The rental payments are categorized as occupancy expense, and as such are included as a component of “Cost of merchandise sold” in the Company’s consolidated statements of operations. These rental payments are also included in the disclosure of future minimum lease payments of operating leases.

      There were 7 and 31 properties financed through the Original Lease Facility at January 26, 2003 and January 27, 2002, respectively, with financed values of $36.3 million and $121.8 million. The Company has recorded approximately $19.0 million in 2002 and $49.7 million in 2001 of the amounts outstanding under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of January 26, 2003. In 2002, the Company permanently financed, through long-term leases, 24 properties that had been financed through the Original Lease Facility with a total value of approximately $85.5 million, 14 of which had been capitalized.

      Management believes that the rental payments for properties financed through the Lease Financing Facilities may be lower than those which the Company could obtain elsewhere due to, among other factors, (i) the lower borrowing rates available to the Company’s landlords under the facility and (ii) the fact that rental payments for properties financed through the facility do not include amortization of the principal amounts of the landlords’ indebtedness related to the properties. Rental payments relating to such properties will be adjusted when permanent financing is obtained to reflect the interest rates available at the time of the refinancing and the amortization of principal.

      During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of fiscal 2001, the Company was obligated to purchase the notes for $33.5 million and cash payment to retain these notes was made in the first quarter of 2002. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets, and is amortizing the balance over each property’s remaining lease term.

      The following table summarizes the Company’s significant financing and lease obligations:

	Fiscal Year
	2003	2004-2005	2006-2007	2008 and thereafter	Total
(dollars in millions)
Credit Agreement borrowings	$112.1	$—	$—	$—	$112.1
Capital lease obligations	0.6	19.0	—	—	19.6
Operating lease obligations	307.5	562.2	525.9	2,177.4	3,573.0
Senior guaranteed notes	—	—	50.0	—	50.0

Total	$420.2	$581.2	$575.9	$2,177.4	$3,754.7

Lease Facility guarantees(1)	$36.3	$—	$—	$—	$36.3

(1)	Includes $19.0 million treated as capital lease obligations.

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

      LIBOR is the rate upon which the Company’s variable rate debt and its payments under the Lease Financing Facilities are principally based. If LIBOR were to increase 1% for the full year in 2003 as compared to the end of 2002, the Company’s after-tax earnings, after considering the effects of its existing interest rate swap agreements, would decrease approximately $0.8 million based on the Company’s expected average outstanding debt, including its indirect borrowings under the Original Lease Facility, as of January 26, 2003.

      A portion of the Company’s operations takes place in foreign jurisdictions, primarily the United Kingdom, Australia, New Zealand and Singapore. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company operates. The Company has generally not used derivative instruments to manage this risk.

Seasonality

      The Company’s business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the holiday selling season.

	Fiscal 2002 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.7	$763.6	$749.8	$1,221.0
Operating income	8.7	8.0	0.8	176.4
% of full year:
Sales	21.6%	21.9%	21.5%	35.0%
Operating income	4.5	4.1	0.4	91.0

	Fiscal 2001 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$729.9	$739.8	$713.7	$1,204.5
Operating income (loss)	(26.0)	4.1	(1.4)	180.3
% of full year:
Sales	21.5%	21.8%	21.1%	35.6%
Operating income (loss)	(16.5)	2.6	(0.9)	114.8

	Fiscal 2000 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$679.7	$698.4	$701.0	$1,192.1
Operating income (loss)	3.5	3.4	(0.1)	128.3
% of full year:
Sales	20.8%	21.4%	21.4%	36.4%
Operating income (loss)	2.6	2.5	(0.1)	95.0

Critical Accounting Policies and Estimates

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies and estimates. There have been no significant changes in these methodologies in 2002 as compared to the prior year.

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

Goodwill Impairment

      Upon adoption of FAS 142 on January 28, 2002, the Company’s goodwill was tested for impairment, and no impairment existed. The carrying amounts of the net assets of the applicable reporting units (including goodwill) were compared to the estimated fair values of those reporting units. Fair value was estimated using a discounted cash flow model which depended on, among other factors, estimates of future sales and expense trends, liquidity, and capitalization. The discount rate used approximated the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. The Company’s annual tests of goodwill impairment are based upon the methodology described above and are subject to the same risks and uncertainties.

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

      The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $81.0 million and $85.1 million as of January 26, 2003 and January 27, 2002, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

Leases

      All leases, including those for properties financed through the Lease Financing Facilities, are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (FAS 13), as amended. The leases of certain properties financed through the Original Lease Facility were capitalized based upon this and other guidance.

      Furthermore, properties financed through the Lease Financing Facilities are evaluated under various accounting literature including EITF 92-1, “Allocation of Residual Value or First-Loss Guarantee to Minimum Lease Payments in Leases Involving Land and Buildings”, EITF 97-1, “Implementation Issues in Accounting for Lease Transactions Including those Involving Special Purpose Entities”, EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, among others. Based on the results of analysis performed by the Company, lessors of certain properties financed through the Original Lease Facility are consolidated in the consolidated financial statements of the Company.

Advertising and Vendor Incentive Programs

      The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs. These programs continue to be beneficial for both the Company and vendors, and the Company expects continued participation in these types of programs. Changes in vendor participation levels, as well as changes in the volume of merchandise purchased, among other factors, could adversely impact the Company’s results of operations and liquidity.

      Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Prior to the adoption of EITF 02-16, all consideration and costs pursuant to co-operative advertising programs were included in the “Selling, general and administrative expenses” line of the consolidated statements of operations.

      The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

      See further discussion of EITF 02-16 under New Accounting Guidance.

New Accounting Guidance

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This pronouncement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3), was recognized at the date of an entity’s commitment to an exit plan. FAS 146 was effective for the Company for exit plans or disposal activities committed to after December 31, 2002. Adoption did not have a material impact on the Company’s financial position or results of operations in fiscal 2002, but will impact the timing of recognition of store closing costs in future periods.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation on January 1, 2003. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of these recognition provisions did not have a material impact on the Company’s financial position or results of operations in fiscal 2002.

      In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. Adoption of the Consensus did not have a material impact on the Company’s financial position or results of operations in fiscal 2002. The Company is evaluating the impact of the Consensus on its financial position and results of operations in fiscal 2003.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the disclosure requirements of FAS 148 on January 26, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after June 15, 2003. The Company is evaluating the impact of the interpretation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Jan. 26,	Jan. 27,	Jan. 28,
	2003	2002	2001

Sales	$3,486.1	$3,387.9	$3,271.2
Other revenue	26.9	25.3	25.9

Total revenue	$3,513.0	$3,413.2	$3,297.1
Cost of merchandise sold (includes occupancy)	2,550.3	2,464.5	2,380.4
Fulfillment center and other inventory writedowns	1.8	10.1	—

Gross margin	960.9	938.6	916.7
Selling, general and administrative expenses	745.2	744.8	736.2
Legal settlement expense	—	2.4	—
Pre-opening expense	6.9	6.3	6.4
Asset impairments and other writedowns	14.9	25.4	36.2
Goodwill amortization	—	2.7	2.8

Operating income	193.9	157.0	135.1
Interest expense	12.6	14.4	13.1

Income from continuing operations before income tax	181.3	142.6	122.0
Income tax provision	69.6	55.2	48.2

Income from continuing operations	$111.7	$87.4	$73.8
Discontinued operations (Note 3)
Loss from operations of All Wound Up, net of income tax credit of $7.0	—	—	10.8
Loss on disposition of All Wound Up, net of deferred income tax credit of $8.9	—	—	19.4

Net income	$111.7	$87.4	$43.6

Earnings (loss) per common share data (Note 2)
Diluted earnings (loss) per common share
Continuing operations	$1.36	$1.06	$0.92
Discontinued operations	—	—	(0.38)

Net diluted earnings per common share	$1.36	$1.06	$0.54

Basic earnings (loss) per common share
Continuing operations	$1.39	$1.08	$0.94
Discontinued operations	—	—	(0.38)

Net basic earnings per common share	$1.39	$1.08	$0.56

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 26,	Jan. 27,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$269.1	$190.2
Merchandise inventories	1,183.3	1,178.8
Accounts receivable and other current assets	88.9	73.1

Total current assets	1,541.3	1,442.1
Property and equipment, net	553.8	529.4
Other assets	74.5	105.8
Deferred income taxes	2.1	13.3
Goodwill	96.5	88.7

Total assets	$2,268.2	$2,179.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$112.7	$83.3
Trade accounts payable	565.4	638.2
Accrued payroll and other liabilities	280.1	288.9
Taxes, including income taxes	120.7	93.0
Deferred income taxes	8.7	3.3

Total current liabilities	1,087.6	1,106.7
Long-term debt	50.0	—
Long-term capital lease and financing obligations	19.0	49.7
Other long-term liabilities	81.0	73.0
Commitments and contingencies (Note 10)	—	—

Total liabilities	1,237.6	1,229.4

Stockholders’ equity:
Common stock, 200,000,000 shares authorized; 78,731,922 and 81,202,967 shares issued and outstanding at January 26, 2003 and January 27, 2002, respectively	657.0	707.9
Deferred compensation and officer receivables	(0.2)	(0.2)
Accumulated other comprehensive gain (loss)	4.4	(15.5)
Retained earnings	369.4	257.7

Total stockholders’ equity	1,030.6	949.9

	$2,268.2	$2,179.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 26,	Jan. 27,	Jan. 28,
	2003	2002	2001

Cash provided by (used for):
Operations
Income from continuing operations	$111.7	$87.4	$73.8
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	97.1	96.2	95.3
(Increase) decrease in deferred income taxes	14.0	6.3	(4.6)
Increase in other long-term assets and liabilities	14.7	6.0	6.0
Asset impairments and other writedowns	13.4	16.7	23.0
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	6.2	20.4	(136.5)
(Increase) decrease in accounts receivable	(9.3)	10.1	(9.5)
(Increase) decrease in prepaid expenses	(4.6)	(4.9)	4.0
Increase (decrease) in accounts payable	(77.3)	18.2	45.0
Increase in taxes payable	30.5	15.3	35.2
Increase (decrease) in accrued payroll and other liabilities	(7.2)	(6.7)	21.1

Net cash provided by continuing operations	189.2	265.0	152.8
Net cash used for discontinued operations	—	(0.8)	(14.2)

Net cash provided by operations	189.2	264.2	138.6

Investing
Capital expenditures	(121.5)	(90.7)	(138.7)
Net investing activities of discontinued operations	—	—	(2.4)

Net cash used for investing	(121.5)	(90.7)	(141.1)

Financing
Net funding from long-term debt	50.0	—	—
Repayment of long-term capital lease obligations	(1.0)	(0.1)	(4.2)
Net funding from (repayment of) credit facility	15.4	(58.2)	21.4
Issuance of common stock	18.8	34.9	11.5
Repurchase of common stock	(74.8)	(17.7)	(9.2)

Net cash provided by (used for) financing	8.4	(41.1)	19.5

Effect of exchange rates on cash and equivalents	2.8	(1.3)	0.5

Net increase in cash and equivalents	78.9	131.1	17.5
Cash and equivalents at beginning of year	190.2	59.1	41.6

Cash and equivalents at end of year	$269.1	$190.2	$59.1

Supplemental cash flow disclosures:
Interest paid	$11.0	$14.6	$15.8
Income taxes paid	$26.9	$33.9	$38.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in millions except share amounts)

			Deferred	Accumulated
			Compensation	Other
	Common Stock		and Officer	Comprehensive	Retained
	Shares	Amount	Receivables	Income (Loss)	Earnings	Total

Balance at January 23, 2000	77,687,829	$679.6	$(3.9)	$0.2	$126.7	$802.6

Net income	—	—	—	—	43.6	43.6
Foreign currency translation adjustments	—	—	—	(8.2)	—	(8.2)

Comprehensive income						35.4
Issuance of common stock	1,596,475	11.5	—	—	—	11.5
Repurchase and retirement of common stock	(634,803)	(9.2)	—	—	—	(9.2)
Tax benefit of equity compensation	—	3.3	—	—	—	3.3
Change in receivables and deferred compensation	—	—	2.9	—	—	2.9

Balance at January 28, 2001	78,649,501	$685.2	$(1.0)	$(8.0)	$170.3	$846.5

Net income	—	—	—	—	87.4	87.4
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Cumulative effect of change in accounting principle, net of tax benefit of $1.0	—	—	—	(1.6)	—	(1.6)
Change in fair value of derivatives, net of tax benefit of $0.9	—	—	—	(1.5)	—	(1.5)

Comprehensive income						79.9
Issuance of common stock	3,729,906	34.9	—	—	—	34.9
Repurchase and retirement of common stock	(1,176,440)	(17.7)	—	—	—	(17.7)
Tax benefit of equity compensation	—	5.5	—	—	—	5.5
Change in receivables and deferred compensation	—	—	0.8	—	—	0.8

Balance at January 27, 2002	81,202,967	$707.9	$(0.2)	$(15.5)	$257.7	$949.9

Net income	—	—	—	—	111.7	111.7
Foreign currency translation adjustments	—	—	—	17.7	—	17.7
Change in fair value of derivatives, net of tax provision of $1.4	—	—	—	2.2	—	2.2

Comprehensive income						131.6
Issuance of common stock	1,515,955	18.8	—	—	—	18.8
Repurchase and retirement of common stock	(3,987,000)	(74.8)	—	—	—	(74.8)
Tax benefit of equity compensation	—	5.1	—	—	—	5.1

Balance at January 26, 2003	78,731,922	$657.0	$(0.2)	$4.4	$369.4	$1,030.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business: Borders Group, Inc. (the Company), through its subsidiaries, operates book, music and movie superstores, mall-based bookstores and other bookstores in the United States, United Kingdom, Australia, Singapore, New Zealand, and Puerto Rico.

      From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com (“Amazon”) for Amazon to develop and operate a web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

      Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites, and includes this income as a component of “Selling, general and administrative expenses” in the Company’s consolidated statements of operations. The agreements contain mutual indemnification provisions, including provisions that essentially allocate between the parties responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.

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

      Fiscal Year: The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. Fiscal 2000 consisted of 53 weeks and ended January 28, 2001. References herein to years are to the Company’s fiscal years.

      Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. Foreign currency transaction gains/(losses) were $0.1, $0.3, and $(0.8) in 2002, 2001, and 2000, respectively.

      Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

      Inventories: Merchandise inventories are valued on a first-in, first-out (FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $81.0 and $85.1 as of January 26, 2003, and January 27, 2002, respectively.

      Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

over the term of the lease, generally over 3 to 20 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 33% for other fixtures and equipment. Amortization of assets under capital leases is included in depreciation expense.

      The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying values of long-lived assets. If the expected future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows.

      Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which the Company adopted effective January 28, 2002, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 142. Adoption of the provisions of FAS 142 had the impact of eliminating the Company’s goodwill amortization in 2002 and increasing net income by approximately $2.8.

      Prior to the adoption of FAS 142, goodwill was amortized over 20 to 40 years on a straight-line basis. The Company evaluated the recoverability of goodwill using a fair value methodology whenever events or changes in circumstances indicated that the carrying amount of goodwill may not have been recoverable.

      Financial Instruments: The recorded values of the Company’s financial instruments, which include accounts receivable, accounts payable and indebtedness, approximate their fair values.

      Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), as amended, which the Company adopted effective January 29, 2001, the Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other stockholders’ equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

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

      The Company allows customers ordering certain book, music, and movie products through certain of Amazon’s web sites to purchase and pick up the merchandise at Borders stores in the United States. Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through this arrangement. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store, and classifies this revenue as a component of “Sales” in the Company’s consolidated statements of operations.

      Pre-Opening Costs: The Company expenses pre-opening costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”

      Closing Costs: Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which the Company adopted effective January 1, 2003, the Company expenses when incurred all amounts related to discontinuance of operations of stores identified for closure subsequent to December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Prior to the adoption of FAS 146, the Company applied the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3) for all stores it had identified for closure as of December 31, 2002, and provided for expenses directly related to discontinuance of operations of the stores identified.

      Preferred Reader Program: Waldenbooks sells memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.

      The Company had previously categorized membership income as an offset to “Cost of merchandise sold” in the Company’s consolidated statements of operations, but has determined that categorization as “Other revenue” is more appropriate. Accordingly, membership income has been reclassified for all periods presented.

      Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $36.1, $38.5 and $39.0 of gross advertising expenses in 2002, 2001 and 2000, respectively.

      The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

      Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs, is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Prior to the adoption of EITF 02-16, all consideration and costs pursuant to co-operative advertising programs were included in the “Selling, general and administrative” line of the consolidated statements of operations.

      The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

      Advertising costs and income not part of the programs listed above are included in the “Selling, general and administrative” line of the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of APB No. 25. As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (FAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	2002	2001	2000

Net income, as reported	$111.7	$87.4	$43.6
Add: Stock-based employee expense included in reported net income, net of related tax effects	0.1	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	4.9	6.6	12.1

Pro forma net income	$106.9	$80.9	$31.6

Earnings per share:
Basic — as reported	$1.39	$1.08	$0.56
Basic — pro forma	$1.33	$1.00	$0.40
Diluted — as reported	$1.36	$1.06	$0.54
Diluted — pro forma	$1.30	$0.98	$0.39

      See “Note 14 — Stock-Based Benefit Plans” for further discussion of the Company’s equity-based compensation plans.

      New Accounting Guidance: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This pronouncement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3), was recognized at the date of an entity’s commitment to an exit plan. FAS 146 was effective for the Company for exit plans or disposal activities committed to after December 31, 2002. Adoption did not have a material impact on the Company’s financial position or results of operations in fiscal 2002, but will impact timing of recognition of store closing costs in future periods.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation on January 1, 2003. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of these recognition provisions did not have a material impact on the Company’s financial position or results of operations in fiscal 2002.

      In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. Adoption of the Consensus did not have a material impact on the Company’s financial position or results of operations in fiscal 2002. The Company is evaluating the impact of the Consensus on its financial position and results of operations in fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the disclosure requirements of FAS 148 on January 26, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after June 15, 2003. The Company is evaluating the impact of the interpretation.

      Reclassifications: Certain prior year amounts have been reclassified to conform to 2002 presentation.

NOTE 2 — WEIGHTED-AVERAGE SHARES OUTSTANDING

      Weighted-average shares outstanding are calculated as follows (thousands):

	2002	2001	2000

Weighted-average common shares outstanding — basic	80,280	80,559	78,374
Dilutive effect of employee stock options	1,753	2,165	1,914

Weighted-average common shares outstanding — diluted	82,033	82,724	80,288

      Unexercised employee stock options to purchase 7.5 million, 4.6 million, and 14.3 million common shares as of January 26, 2003, January 27, 2002, and January 28, 2001, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

      NOTE 3 — DISCONTINUED OPERATIONS

      In March 1999, the Company purchased All Wound Up, a seasonal retailer of interactive toys and novelty merchandise for a purchase price of $19.7 (excluding debt repayment of $2.2), allocated primarily to fixed assets, inventory, and goodwill. The acquisition was accounted for as a purchase.

      In January 2001, the Company adopted a plan to discontinue operations of All Wound Up. Accordingly, the operating results of All Wound Up, including a writeoff of leasehold improvements, equipment, and deferred charges of approximately $19.4, were segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company restated its prior consolidated financial statements to present the operating results of All Wound Up as a discontinued operation. Operations of All Wound Up were substantially discontinued in February 2001. A small percentage of All Wound Up’s stores (representing 6 of a total of 162 stores) remained open beyond February 2001, and closed at various dates thereafter until all were closed by the end of May 2001. The 6 stores which continued operating experienced only de minimus sales activity between February 2001 and May 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Operating results (exclusive of the aforementioned provisions) from discontinued operations are as follows:

2000

Net sales	$23.2
Costs and expenses
Cost of sales	25.4
Selling, general and administrative expenses	12.0
Goodwill amortization	0.9

Operating loss	(15.1)
Other deductions	2.7

Loss before income tax	(17.8)
Income tax credit	(7.0)

Net loss from operations	$(10.8)

NOTE 4 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

      Store Impairments. In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In the fourth quarter of 2002, the Company took a charge of $14.0 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $2.9 related to underperforming domestic Borders superstores, $8.2 related to underperforming Waldenbooks stores and $2.9 related to underperforming Books etc. stores.

      In the fourth quarter of 2001, the Company took a charge of $6.9 primarily related to the impairment of certain long-lived assets related to leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores.

      In the fourth quarter of 2000, the Company took a charge of $36.2 related to the impairment of certain long-lived assets, consisting primarily of the following: $12.5 for leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores and $17.7 for computer hardware and software of Borders.com. The remainder of the charge related to employee severance, the costs of certain lease obligations for redundant headquarter buildings, and the writeoff of certain equity investments.

      The charges taken for these impairments are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.

      Store Closings. In accordance with the provisions of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for stores identified for closure on or before December 31, 2002, the Company has provided for expenses directly related to the closures. These expenses typically pertain to inventory markdowns, asset impairments, and store payroll and other costs which will be incurred subsequent to the stores’ scheduled closure. When the Company adopts a plan to close any of its stores, the inventory of the stores included in the closure plan is either returned to vendors or marked down and sold. Stores’ leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

      Waldenbooks stores average between five and seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other Waldenbooks or Borders store locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the closing plans is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      During the fourth quarter of 2002, the Company adopted a plan to close 65 underperforming Waldenbooks stores. As a result of this plan, the Company recorded a $2.2 charge for the closing costs of the stores (net of a $0.6 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge includes $0.5 of asset impairments, and $0.3 of store payroll and other costs which will be incurred subsequent to the stores’ scheduled closure in 2002. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $2.2 charge is a $1.4 charge for inventory markdowns of the stores to be closed, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

      During the fourth quarter of 2001, the Company recorded a $3.9 charge for the closing costs relating to the closure of 67 underperforming Waldenbooks stores. This charge included $0.8 of lease termination costs, $0.6 of asset impairments, and $1.1 of store payroll and other costs, categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $3.9 charge is a $1.4 charge for inventory markdowns of the stores to be closed, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

      Pursuant to Waldenbooks’ store closing plans, 53 stores were closed during 2002, 53 stores were closed during 2001, and 40 are scheduled to close in 2003.

      The following table summarizes Waldenbooks’ store closing reserve:

2001 Charge	$3.9
2001 Cash payments	(0.5)

Reserve balance at January 27, 2002	3.4

2002 Charge	2.8
2002 Reserve adjustment	(0.6)
2002 Cash payments	(3.0)

Reserve balance at January 26, 2003	$2.6

      The following table summarizes the sales and operating income (loss) for the stores included in the closure plans:

	2002	2001	2000

Sales	$48.1	$81.4	$90.0
Operating income (loss)	(1.2)	0.6	2.1

      During the fourth quarter of 2002, the Company adopted a plan to close one underperforming Books etc. store. As a result of this plan, the Company recorded a $0.1 charge for the closing costs of the store, categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. The Company also recorded a $0.4 charge for the estimated future lease obligations of the store, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

      The Company applies provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, for exit plans or disposal activities committed to after December 31, 2002.

      Fulfillment Center. On March 15, 2001, the Company announced an agreement with Ingram Book Group (Ingram), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. This agreement with Ingram resulted in a first quarter 2001 charge of approximately $16.0 primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware, and software, and is included in “Asset impairments and other writedowns” on the consolidated statements of operations. This agreement also resulted in a first quarter 2001 charge of $12.7 for the writedown of fulfillment center inventory. In the fourth quarter of 2001, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

reversed approximately $4.0 of this charge as a result of favorable experience in the disposition of the inventory. The net charge of $8.7 is categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

NOTE 5 — GOODWILL

      Effective January 28, 2002, the Company adopted FAS 142, “Goodwill and Other Intangible Assets.” As required by FAS 142, the Company is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Upon adoption and at the annual testing date of January 26, 2003, the Company determined that there was no impairment of goodwill for any of its reporting units. The following earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization, as required by FAS 142.

	2002	2001	2000

Adjusted net income:
Net income	$111.7	$87.4	$43.6
Goodwill amortization	—	2.7	2.8

Adjusted net income	$111.7	$90.1	$46.4

Diluted earnings per share:
Net income	$1.36	$1.06	$0.54
Goodwill amortization	—	0.03	0.03

Adjusted net income	$1.36	$1.09	$0.57

Basic earnings per share:
Net income	$1.39	$1.08	$0.56
Goodwill amortization	—	0.04	0.03

Adjusted net income	$1.39	$1.12	$0.59

NOTE 6 — EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001

      As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2002 or 2001 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $15.9 to date.

      During 2002, the Company recognized a $2.9 gain from insurance proceeds related to the terrorist attacks on September 11, 2001. Of this, $1.2 represented business interruption proceeds for 2002. This was categorized as “Cost of merchandise sold” in the consolidated statements of operations, because the store’s lost income would primarily have been categorized as “Gross margin” in the consolidated statements of operations. The remaining $1.7 gain was categorized as an offset to “Selling, general and administrative expenses.” This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as part of “Selling, general and administrative expenses.”

      During 2001, net asset values of $8.0 (net of straight-line rent reserves of $2.0) were written off against the allocated property insurance proceeds of $11.0. Gains were categorized in the consolidated statements of operations as follows: $1.0 in “Selling, general and administrative” and $2.0 in “Cost of merchandise sold.” In addition, $2.0 of business interruption proceeds were recorded in “Cost of merchandise sold” to offset otherwise lost profits from the store.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      The Company expects to recover additional insurance amounts, up to a maximum of approximately $4.0, based upon, among other things, capital expenditures in replacement stores and the performance of such stores, which will be recognized when collection of such additional recoveries is assured.

NOTE 7 — LEGAL SETTLEMENT

      In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Barnes & Noble, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act, and the California Unfair Competition Act. On April 19, 2001, the Company announced that a settlement had been reached in this action. The Company paid $2.4 under the agreement and categorized this charge as “Legal settlement expense” in the consolidated statements of operations during 2001.

NOTE 8 — PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	2002	2001

Property and equipment
Land	$10.2	$10.2
Buildings	5.2	3.1
Leasehold improvements	384.3	351.0
Furniture and fixtures	790.5	745.7
Construction in progress	31.0	15.6

	1,221.2	1,125.6
Less — accumulated depreciation and amortization	(667.4)	(596.2)

Property and equipment, net	$553.8	$529.4

NOTE 9 — INCOME TAXES

      The income tax provision from continuing operations consists of the following:

	2002	2001	2000

Current
Federal	$45.1	$36.1	$46.0
State and local	8.0	5.5	5.3
Foreign	—	0.2	0.3
Deferred
Federal	16.8	14.4	(0.6)
State and local	0.1	0.4	1.0
Foreign	(0.4)	(1.4)	(3.8)

Total income tax provision	$69.6	$55.2	$48.2

      A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2002	2001	2000

Federal statutory rate	$63.5	$49.9	$42.8
State and local taxes, net of federal tax benefit	5.3	3.8	4.1
Other	0.8	1.5	1.3

Total income tax provision	$69.6	$55.2	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Deferred tax assets and liabilities resulted from the following:

	2002	2001

Deferred tax assets
Accruals and other current liabilities	$5.1	$6.9
Deferred revenue	5.9	6.1
Other long-term liabilities	1.4	1.6
Deferred compensation	0.9	1.7
Deferred rent	24.8	22.8
Net operating losses	11.4	9.3
Asset impairments and other writedowns	12.7	27.2

Total deferred tax assets	62.2	75.6

Deferred tax liabilities
Inventory	18.0	17.1
Property and equipment	46.6	45.6
Net state deferred tax liability	1.9	0.9
Other	2.3	2.0

Total deferred tax liabilities	68.8	65.6

Net deferred tax assets (liabilities)	$(6.6)	$10.0

      The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $35.3 as of January 26, 2003, $33.1 as of January 27, 2002, and $28.4 as of January 28, 2001. These losses have an indefinite carryforward period.

      For tax purposes, consolidated domestic income/(loss) before taxes was $194.7 in 2002, $149.0 in 2001, and $135.0 in 2000. The corresponding amounts for foreign operations were $(13.4) in 2002, $(6.4) in 2001, and $(13.0) in 2000.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

      Litigation. In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants’ Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys’ fees and other unspecified relief. The Company intends to vigorously defend the action.

      Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company’s request for an immediate appeal of the class certification ruling has been denied, and the Company has agreed to engage in non-binding mediation of the matter. Unless mediation is successful, the Company will continue to vigorously defend the action.

      On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and intends to vigorously defend the action.

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

      Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the State of Tennessee under the Tennessee False Claims Act relating to the failure to collect use taxes on Internet sales in Tennessee for periods both before and after the implementation of the Mirror Site Agreement. The Complaint seeks a judgment, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the State of Tennessee as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Contrary to the claims in the Complaint, the Company did collect taxes on Internet sales in Tennessee (as well as Michigan) prior to the implementation of the Mirror Site Agreement.

      The Company does not believe that it should be liable under existing laws and regulations for any failure by it or Amazon to collect sales or other taxes relating Internet sales. Although any liability relating to the failure to collect sales or other taxes on online sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such liability would have a material adverse effect on its liquidity or financial position.

      In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses.

      Relationship with Kmart — General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. In January 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such filing has not affected the operations of the Company.

      Kmart and the Company continue to have the following contractual relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Tax Allocation and Indemnification Agreement. Prior to the completion of its initial public offering (IPO), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (Tax Allocation Agreement) the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart has agreed to pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company’s tax liability for previous years will not be affected by any increase or decrease in Kmart’s tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company’s separate company taxes.

      Lease Guaranty Agreement. Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to an aggregate liability of $10.0 or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

NOTE 11 — DEBT

      Credit Agreement. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $400.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $100.0 over the term of the Agreement or $50.0 in any fiscal year (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $112.1 at January 26, 2003 and $81.6 at January 27, 2002. The weighted average interest rate in 2002 and 2001 was approximately 4.5% and 4.1%, respectively.

      Term Loan. On July 30, 2002, the Company issued $50.0 of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

      As of January 26, 2003 the Company was in compliance with its debt covenants.

NOTE 12 — LEASES

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

      Lease Commitments: Future minimum lease payments under operating leases at January 26, 2003 total $307.5 in 2003, $288.6 in 2004, $273.6 in 2005, $265.5 in 2006, $260.4 in 2007, $2,177.4 in all later years, and in the aggregate, total $3,573.0.

      Rental Expenses: A summary of operating lease minimum and percentage rental expense follows:

	2002	2001	2000

Minimum rentals	$322.1	$303.1	$277.7
Percentage rentals	1.6	1.8	2.0

Total	$323.7	$304.9	$279.7

      Capitalized Leases: The Company accounts for 4 stores and certain computer equipment under capital leases. Scheduled principal payments of capitalized lease obligations as of January 26, 2003 total $0.6 in 2003, $0.0 in 2004, $19.0 in 2005, $0.0 in 2006, $0.0 in 2007, $0.0 in all later years, and in the aggregate, total $19.6. Obligations related to properties included in the Company’s Original Lease Facility (described below) have been classified as due in 2005.

      Lease Financing Facilities: The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $75.0. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. The Company is in compliance with these covenants. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the Company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust.

      Substantially all of the Company’s capital lease assets are related to properties financed under the Original Lease Facility. The Company pays lessors who have financed properties under the Original Lease Facility regular rental amounts for use of the properties. These payments are equal to the carrying cost of the lessors’ borrowings for construction of the properties, and do not include amortization of the principal amounts of the lessors’ indebtedness relating to the properties. The rental payments are categorized as occupancy expense, and as such are included as a component of “Cost of merchandise sold” in the Company’s consolidated statements of operations. These rental payments are also included in the disclosure of future minimum lease payments under operating leases.

      There was $36.3 and $121.8 outstanding under the Original Lease Facility at January 26, 2003 and January 27, 2002, respectively. The Company has recorded approximately $19.0 at January 26, 2003 and $49.7 at January 27, 2002 of the amounts outstanding under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of January 26, 2003.

      During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at January 26, 2003 was approximately $30.6.

NOTE 13 — EMPLOYEE BENEFIT PLANS

      Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $4.2, $3.2, and $3.2 for 2002, 2001, and 2000, respectively.

NOTE 14 — STOCK-BASED BENEFIT PLANS

      Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company’s common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to ten years from grant date. Options have been granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

under the plans to all full-time employees of the Company and its subsidiaries with 30 days or more of service. At January 26, 2003, the Company has 34.8 million shares authorized for the grant of stock options under these plans.

      Stock Purchase Plans: The Company has a management stock purchase plan (the Management Plan) and an employee stock purchase plan (the Employee Plan). Under the Management Plan, the Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company’s common stock, at a 20% to 40% discount from the fair value of the same number of unrestricted shares of common stock. In addition, the Company’s senior management personnel may elect to make a one-time purchase of restricted shares. Restricted shares of common stock purchased under the Management Plan will generally be restricted from sale or transfer for two to four years from date of purchase. The Employee Plan allows the Company’s associates not covered under the Management Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value.

      The Company recognizes compensation expense for the discount on restricted shares of common stock purchased under the Management Plan. Such discounts are recognized as expense on a straight-line basis over the period during which the shares are restricted from sale or transfer. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.

      A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-
	Number	Average
All Plans	of Shares	Exercise Price

Outstanding at January 23, 2000	18,564	$18.89
Granted	4,811	13.25
Exercised	1,397	7.52
Forfeited	4,324	20.80
Outstanding at January 28, 2001	17,654	17.82
Granted	3,326	16.51
Exercised	2,659	12.25
Forfeited	2,906	19.34
Outstanding at January 27, 2002	15,415	18.11
Granted	3,232	20.02
Exercised	1,305	12.42
Forfeited	2,273	20.52
Outstanding at January 26, 2003	15,069	18.76
Balance exercisable at
January 28, 2001	6,803	16.80
January 27, 2002	7,619	18.22
January 26, 2003	8,832	18.59

      The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $6.94, $6.09, and $5.17 in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      The Company has the following equity compensation plans in effect at January 26, 2003 (number of shares in thousands):

	Number of	Weighted-	Number of
	Shares	Average	Shares Available
Plan Category	Outstanding	Exercise Price	for Issuance

Plans approved by shareholders:
1995 Stock Option Plan	11,260	$18.90	587
Director Plan	158	17.56	8
Management Stock Purchase Plan	—	—	3,454
Plans not approved by shareholders:
1998 Stock Option Plan	2,947	17.98	238
International Stock Option Plan	704	20.15	39

Total plans	15,069	$18.76	4,326

      The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

	2002	2001	2000

Risk-free interest rate	2.2-5.3%	3.1-5.4%	4.8-6.8%
Expected life	3-10 years	3-10 years	2.5-10 years
Expected volatility	46.3%	33.3-47.5%	33.3-40.9%
Expected dividends	0%	0%	0%

      The following table summarizes the information regarding stock options outstanding at January 26, 2003 (number of shares in thousands):

	Outstanding			Exercisable

Range of	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$6.81-$10.22	1,266	2.4	$8.69	1,266	$8.69
$10.23-$13.63	2,655	3.4	12.83	2,212	12.84
$13.64-$17.03	3,451	4.5	14.72	1,709	14.60
$17.04-$20.44	2,712	5.4	17.62	577	18.05
$20.45-$27.25	1,736	4.3	23.62	526	24.24
$27.26-$30.66	2,542	4.3	29.79	2,018	29.79
$30.67-$34.06	707	4.7	31.60	524	31.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      A summary of the information relative to the Company’s stock purchase plans follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock issued under stock purchase plans:
Management plan
2000	13	$10.56	$13.21
2001	24	13.26	16.57
2002	28	18.26	23.91
Employee plan
2000	65	$12.38	$14.56
2001	35	16.52	19.43
2002	35	15.29	17.99

NOTE 15 — FINANCIAL INSTRUMENTS

      Effective January 29, 2001, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. FAS 133 requires the transition adjustment resulting from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $1.6 (net of tax) to recognize the fair value of its derivative financial instruments as of the date of adoption.

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

      The Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest swap agreements are included in interest expense. For the year ended January 26, 2003, unrealized after-tax net gains of $2.2 related to interest rate swaps were recorded in other comprehensive income. As of January 26, 2003, $0.9 of net unrealized losses related to interest rate swaps were included in accumulated other comprehensive income, all of which is expected to be reclassified into earnings during the next 12 months. The hedge ineffectiveness for the year ending January 26, 2003 was not material. See “Note 18 — Subsequent Events” in the notes to consolidated financial statements for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      As of January 26, 2003, and January 27, 2002, the Company had the following interest rate swaps in effect:

January 26, 2003
Notional Amount	Strike Rate	Period	Fair Market Value

$75.0	5.7%	1/00-1/03	$(0.3)
$33.0(a)	6.6%	10/98-10/03	$(0.7)
$33.0(a)	6.9%	9/98-9/03	$(0.6)

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

January 27, 2002
Notional Amount	Strike Rate	Period	Fair Market Value

$100.0	5.2%	1/01-1/02	$(0.3)
$ 75.0	5.7%	1/00-1/03	$(2.7)
$ 50.0	5.1%	1/01-1/02	$(0.1)
$ 33.0(a)	6.6%	10/98-10/03	$(0.8)
$ 33.0(a)	6.9%	9/98-9/03	$(1.2)

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

NOTE 16 — SEGMENT INFORMATION

      The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, international Borders and Books etc. stores, and other (consisting of interest expense, certain corporate governance costs and corporate incentive costs).

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Amounts relating to the Company-owned and -operated Borders.com web site, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the other segment.

	2002	2001	2000

Sales
Borders	$2,319.0	$2,234.1	$2,107.7
Waldenbooks	852.2	902.1	944.3
International	314.9	251.7	219.2

Total sales	$3,486.1	$3,387.9	$3,271.2

Interest expense (income)
Borders	$2.5	$9.1	$12.8
Waldenbooks	(33.5)	(28.3)	(26.2)
International	17.2	14.3	12.4
Other	26.4	19.3	14.1

Total interest expense	$12.6	$14.4	$13.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

	2002	2001	2000

Income tax expense (benefit)
Borders	$64.2	$48.8	$38.2
Waldenbooks	24.5	23.7	24.2
International	(6.1)	(6.4)	(6.8)
Other	(13.0)	(10.9)	(7.4)

Total income tax expense	$69.6	$55.2	$48.2

Depreciation and amortization expense
Borders	$66.7	$65.4	$60.7
Waldenbooks	20.7	21.4	25.8
International	9.7	9.4	8.8
Other	—	—	—

Total depreciation and amortization expense	$97.1	$96.2	$95.3

Net income (loss)
Borders	$102.5	$72.1	$56.5
Waldenbooks	41.4	39.5	40.2
International	(12.3)	(7.5)	(10.2)
Other	(19.9)	(16.7)	(12.7)

Total continuing operations	111.7	87.4	73.8
Discontinued operations	—	—	(30.2)

Total net income	$111.7	$87.4	$43.6

Total assets
Borders	$1,310.0	$1,339.3	$1,309.0
Waldenbooks	334.1	380.0	432.0
International	320.3	257.7	216.1
Other	303.8	202.3	75.4

Total continuing operations	2,268.2	2,179.3	2,032.5
Discontinued operations	—	—	14.6

Total assets	$2,268.2	$2,179.3	$2,047.1

Capital expenditures
Borders	$66.0	$40.5	$87.6
Waldenbooks	7.3	7.5	19.3
International	24.4	24.6	16.0
Other	23.8	18.1	15.8

Total continuing operations	121.5	90.7	138.7
Discontinued operations	—	—	2.4

Total capital expenditures	$121.5	$90.7	$141.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      Total assets for the other operating segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2002	2001	2000

Borders	$10.0	$8.5	$5.0
Walden	5.3	3.9	5.4
International	—	—	—

Total	$15.3	$12.4	$10.4

      Long-lived assets by geographic area are as follows:

	2002	2001	2000

Long-lived assets:
Domestic	$532.9	$580.3	$566.8
International	194.0	156.9	145.2

Total long-lived assets	$726.9	$737.2	$712.0

NOTE 17 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2002 Quarter Ended

	April	July	October	January

Sales	$751.7	$763.6	$749.8	$1,221.0
Cost of merchandise sold (includes occupancy)	567.4	577.7	572.4	832.8
Operating income	8.7	8.0	0.8	176.4
Net income (loss)	3.9	3.4	(1.8)	106.2
Diluted earnings (loss) per common share	0.05	0.04	(0.02)	1.32
Basic earnings (loss) per common share	0.05	0.04	(0.02)	1.34

	Fiscal 2001 Quarter Ended

	April	July	October	January

Sales	$729.9	$739.8	$713.7	$1,204.5
Cost of merchandise sold (includes occupancy)	551.4	560.0	540.3	812.8
Operating income (loss)	(26.0)	4.1	(1.4)	180.3
Net income (loss)	(18.9)	0.1	(3.1)	109.3
Diluted earnings (loss) per common share	(0.24)	0.00	(0.04)	1.32
Basic earnings (loss) per common share	(0.24)	0.00	(0.04)	1.35

      Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 18 — SUBSEQUENT EVENTS

      On February 24, 2003 the Company entered into an agreement to extend its $33.0 interest rate swap, with an original strike rate of 6.9%. The original agreement, which would have expired in September 2003, has been extended through June 2005 with a new strike rate of 4.7%. On March 24, 2003, the Company entered into an agreement to extend its $33.0 interest rate swap, with an original strike rate of 6.6%. The original agreement, which would have expired in October 2003, has been extended through June 2005, with a new strike rate of 4.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data) (Continued)

      On January 27, 2003 certain of the Company’s interest rate swaps, with a total notional amount of $75.0 and a strike rate of 5.7%, expired.

      On January 31, 2003 the Company arranged for the permanent financing of three properties previously financed under the Original Lease Facility, totaling $13.7. None of these properties were capitalized at January 26, 2003. As a part of the refinancing agreement, the Company guarantees to the lender the principal amount borrowed by the third-party owners of two of the properties, totaling $6.0.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders

of Borders Group, Inc.

      We have audited the accompanying consolidated balance sheets of Borders Group, Inc. as of January 26, 2003 and January 27, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. at January 26, 2003 and January 27, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 26, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 5 to the consolidated financial statements, effective January 28, 2002 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Detroit, Michigan

March 11, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.” Information pertaining to directors of the Company required by Item 10 is included in the Company’s Proxy Statement dated April 17, 2003 for the Company’s May 22, 2003 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 17, 2003 for the Company’s May 22, 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 17, 2003 for the Company’s May 22, 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 17, 2003 for the Company’s May 22, 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions

      Not applicable.

Item 14. Controls and Procedures

      Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

      Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

      2. Financial Schedules included in Item 15 (d):

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number	Description

2.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(14)	Restated bylaws of Borders Group, Inc.
10.1(14)	Form of Severance Agreement
10.2(4)	Borders Group, Inc. Stock Option Plan
10.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.12(16)	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.13(16)	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10.19(1)	Borders Group, Inc. Director Stock Plan
10.20(7)	First Amendment to the Borders Group, Inc. Director Stock Plan
10.21(7)	Second Amendment to the Borders Group, Inc. Director Stock Plan
10.22(14)	Third Amendment to Borders Group, Inc. Director Stock Plan
10.23(14)	Fourth Amendment to Borders Group, Inc. Director Stock Plan

Exhibit
Number	Description

10.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10.31(9)	1998 Borders Group, Inc. Stock Option Plan
10.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.34(10)	Multicurrency Revolving Credit Facility Credit Agreement dated July 9, 1999 among Borders Group, Inc., its subsidiaries, and Parties thereto
10.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10.36(12)	Amended Schedule 1.01(B) to the Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its Subsidiaries and Parties thereto
10.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement
10.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
10.41(17)	Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
10.42(17)	Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
10.43(17)	Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
10.44(17)	Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
10.45(17)	Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
10.46(17)	Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
10.47(17)	Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
10.48(17)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10.49(18)	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10.50(18)	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
14.1	Code of Ethics
18.1(3)	Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP

Exhibit
Number	Description

99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements
99.6	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.7	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).
(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).
(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).
(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).
(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002 (Filed No. 1-13740).

      (b) Financial Statement Schedules:

      All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

      (c) Reports on Form 8-K:

      During fiscal 2002, there were two reports filed on Form 8-K. The report dated and filed on July 31, 2002 (File No. 1-13740) was filed under Item 5. — Other Events and Regulation FD Disclosure. The report dated and filed on September 11, 2002 (File No. 1-13740) was filed under Item 9. — Regulation FD Disclosure.

      (d) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 16. Principle Accountant Fees and Services

      The information required by this Item 16 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in the Proxy Statement dated April 17, 2003 for the Company’s May 22, 2003 Annual Meeting of Stockholders.

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

Name	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Chairman, Chief Executive Officer, and President	April 10, 2003
/s/ EDWARD W. WILHELM Edward W. Wilhelm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2003
/s/ JOEL J. COHEN Joel J. Cohen	Director	April 10, 2003
/s/ ROBERT F. DIROMUALDO Robert F. DiRomualdo	Director	April 10, 2003
/s/ PETER R. FORMANEK Peter R. Formanek	Director	April 10, 2003
/s/ AMY B. LANE Amy B. Lane	Director	April 10, 2003
/s/ VICTOR L. LUND Victor L. Lund	Director	April 10, 2003
/s/ DR. EDNA GREENE MEDFORD Dr. Edna Greene Medford	Director	April 10, 2003
/s/ GEORGE R. MRKONIC George R. Mrkonic	Director	April 10, 2003
/s/ LAWRENCE I. POLLOCK Lawrence I. Pollock	Director	April 10, 2003
/s/ BETH M. PRITCHARD Beth M. Pritchard	Director	April 10, 2003

CERTIFICATIONS

I, Gregory P. Josefowicz, certify that:

      1) I have reviewed this annual report on Form 10-K of Borders Group, Inc.;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ GREGORY P. JOSEFOWICZ

Gregory P. Josefowicz
Chairman, President and Chief Executive Officer
Borders Group, Inc.

I, Edward W. Wilhelm, certify that:

      1) I have reviewed this annual report on Form 10-K of Borders Group, Inc.;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ EDWARD W. WILHELM

Edward W. Wilhelm
Senior Vice President and Chief Financial Officer
Borders Group, Inc.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(14)	Restated bylaws of Borders Group, Inc.
10.1(14)	Form of Severance Agreement
10.2(4)	Borders Group, Inc. Stock Option Plan
10.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.12(16)	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.13(16)	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10.19(1)	Borders Group, Inc. Director Stock Plan
10.20(7)	First Amendment to the Borders Group, Inc. Director Stock Plan
10.21(7)	Second Amendment to the Borders Group, Inc. Director Stock Plan
10.22(14)	Third Amendment to Borders Group, Inc. Director Stock Plan
10.23(14)	Fourth Amendment to Borders Group, Inc. Director Stock Plan
10.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10.31(9)	1998 Borders Group, Inc. Stock Option Plan
10.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.34(10)	Multicurrency Revolving Credit Facility Credit Agreement dated July 9, 1999 among Borders Group, Inc., its subsidiaries, and Parties thereto
10.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10.36(12)	Amended Schedule 1.01(B) to the Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its Subsidiaries and Parties thereto
10.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto

Exhibit
Number	Description

10.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement
10.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
10.41(17)	Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
10.42(17)	Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
10.43(17)	Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
10.44(17)	Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
10.45(17)	Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
10.46(17)	Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
10.47(17)	Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
10.48(17)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10.49(18)	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10.50(18)	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
14.1	Code of Ethics
18.1(3)	Letter of PricewaterhouseCoopers LLP dated July 17, 1995
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements
99.6	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.7	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).
(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).
(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).
(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).
(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002 (Filed No. 1-13740).