Form 10-Q
period 2003-04-27
BORDERS GROUP INC
filed 2003-06-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2003

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

Yes   X            No

Shares Outstanding As of
Title of Class	June 3, 2003
Common Stock	77,313,870

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	11

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	N/A

Item 4.	Controls and Procedures	22

Part II - Other information

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	N/A
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Certifications		25

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS EXCEPT COMMON SHARE DATA)
(UNAUDITED)

	13 WEEKS ENDED
	April 27,	April 28,
	2003	2002

Sales	$751.4	$751.7
Other revenue	6.8	6.5

Total revenue	758.2	758.2
Cost of merchandise sold, including occupancy costs	569.6	559.4

Gross margin	188.6	198.8
Selling, general and administrative expenses	192.6	189.3
Pre-opening expense	1.5	0.8

Operating income (loss)	(5.5)	8.7
Interest expense	2.2	2.4

Income (loss) before income tax	(7.7)	6.3
Income tax provision (benefit)	(2.9)	2.4

Net income (loss)	$(4.8)	$3.9

EARNINGS (LOSS) PER COMMON SHARE DATA --

Diluted income (loss) per common share	$(0.06)	$0.05

Diluted weighted average common shares outstanding (in thousands)	78,443	84,091

Basic income (loss) per common share	$(0.06)	$0.05

Basic weighted average common shares outstanding (in thousands)	78,443	81,478

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	April 27,	April 28,	January 26,
	2003	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$136.4	$60.1	$269.1
Merchandise inventories	1,189.5	1,194.0	1,183.3
Accounts receivable and other current assets	99.0	55.9	88.9

Total Current Assets	1,424.9	1,310.0	1,541.3
Property and equipment, net of accumulated depreciation
of $677.3, $591.5 and $667.4 at April 27, 2003,
April 28, 2002, and January 26, 2003, respectively	543.7	526.7	553.8
Other assets and deferred charges	92.3	116.4	76.6
Goodwill	95.1	90.4	96.5

Total Assets	$2,156.0	$2,043.5	$2,268.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt and capital lease obligations due within one year	$116.7	$86.9	$112.7
Trade accounts payable	574.3	611.7	565.4
Accrued payroll and other liabilities	237.6	199.8	280.1
Taxes, including income taxes	54.0	48.8	120.7
Deferred income taxes	8.7	3.3	8.7

Total Current Liabilities	991.3	950.5	1,087.6
Long-term debt	50.0	-	50.0
Long-term capital lease and financing obligations	19.0	51.0	19.0
Other long-term liabilities	82.4	74.4	81.0

Total Liabilities	1,142.7	1,075.9	1,237.6

Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
78,086,696, 81,802,893 and 78,731,922 issued and
outstanding at April 27, 2003, April 28, 2002,
and January 26, 2003, respectively	646.5	714.9	657.0
Deferred compensation	(0.5)	(0.3)	(0.2)
Accumulated other comprehensive income (loss)	2.7	(8.6)	4.4
Retained earnings	364.6	261.6	369.4

Total Stockholders' Equity	1,013.3	967.6	1,030.6

Total Liabilities & Stockholders' Equity	$2,156.0	$2,043.5	$2,268.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 13 WEEKS ENDED APRIL 27, 2003
(DOLLARS IN MILLIONS)
(UNAUDITED)

			DEFERRED	ACCUMULATED
			COMPENSATION	OTHER
	COMMON STOCK		AND OFFICER	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	RECEIVABLES	INCOME (LOSS)	EARNINGS	TOTAL
BALANCE AT JANUARY 26, 2003	78,731,922	$657.0	$(0.2)	$4.4	$369.4	$1,030.6

Net loss	-	-	-	-	(4.8)	(4.8)
Currency translation adjustment	-	-	-	(1.9)	-	(1.9)
Change in fair value of
derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2

Comprehensive loss						(6.5)
Issuance of common stock	227,125	3.1	-	-	-	3.1
Repurchase and retirement of
common stock	(872,351)	(13.8)	-	-	-	(13.8)
Change in deferred
compensation	-	-	(0.3)	-	-	(0.3)
Tax benefit of equity
compensation	-	0.2	-	-	-	0.2

BALANCE AT APRIL 27, 2003	78,086,696	$646.5	$(0.5)	$2.7	$364.6	$1,013.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	13 WEEKS ENDED
	April 27,	April 28,
	2003	2002

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income / (loss)	$(4.8)	$3.9
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	24.2	23.2
Increase in other long-term assets and liabilities	(14.3)	(0.2)
Asset impairments and other writedowns	-	10.9
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(7.3)	(12.9)
Decrease in accounts receivable	23.2	20.3
Increase in prepaid expenses	(33.8)	(2.6)
Increase (decrease) in accounts payable	9.5	(27.3)
Decrease in taxes payable	(66.5)	(46.5)
Decrease in expenses payable and accrued liabilities	(42.1)	(89.0)

Net cash used for operations	(111.9)	(120.2)
INVESTING
Capital expenditures	(16.4)	(14.6)

Net cash used for investing	(16.4)	(14.6)
FINANCING
Net funding from (repayment of) long-term capital lease obligations	(0.2)	1.2
Net funding from credit facility	6.9	0.9
Issuance of common stock	3.1	13.6
Repurchase of common stock	(13.8)	(10.7)
Other	-	(2.6)

Net cash provided by (used for) financing	(4.0)	2.4

Effect of exchange rates on cash and equivalents	(0.4)	2.3
NET DECREASE IN CASH AND EQUIVALENTS	(132.7)	(130.1)

Cash and equivalents at beginning of year	269.1	190.2

Cash and equivalents at end of period	$136.4	$60.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 26, 2003.

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 27, 2003, the Company operated 445 superstores primarily under the Borders name, including 20 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 774 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

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

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Cafe. The Company’s request for an immediate appeal of the class certification ruling has been denied. Mediation did not result in a resolution of the matter, and the Company will continue to vigorously defend the action. Given current factual and legal uncertainties, the Company is not in a position to reasonably estimate the amount of the loss, if any. The trial is scheduled for March 15, 2004.

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

The Company does not believe that it should be liable under existing laws and regulations for any failure by it or Amazon to collect sales or other taxes relating to Internet sales. Although an adverse resolution of claims relating to the failure to collect sales or other taxes on online sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such claims will have a material adverse effect on its liquidity or financial position.

In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses.

Relationship with Kmart -- General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. In January 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such filing has not affected the operations of the Company.

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

NOTE 3 - FINANCING

Credit Agreement. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $116.3 at April 27, 2003, $85.3 at April 28, 2002 and $112.1 at January 26, 2003.

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

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”), which were amended in May 2003, to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount of borrowing permitted under the Lease Financing Facilities is $25.0. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

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

There were 4, 33 and 7 properties financed through the Original Lease Facility at April 27, 2003, April 28, 2002 and January 26, 2003, respectively, with financed values of $22.6, $119.0 and $36.3. The Company has recorded $19.0, $51.0 and $19.0 of the amounts under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets at April 27, 2003, April 28, 2002 and January 26, 2003, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of April 27, 2003. In the first quarter of 2003, the Company permanently financed, through long-term leases, three properties that had been financed through the Original Lease Facility with a total value of approximately $13.7, none of which had been capitalized.

As of April 27, 2003 the Company was in compliance with all debt covenants contained within the Credit Agreement, Notes and Lease Financing Facilities described above.

NOTE 4 – STOCK-BASED BENEFIT PLANS

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

	13 WEEKS ENDED
	April 27,	April 28,
	2003	2002
Net income (loss), as reported	$(4.8)	$3.9
Add: Stock-based employee expense
included in reported net income,
net of related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of tax	2.0	2.3

Pro-forma net income (loss)	$(6.8)	$1.6

Earnings (loss) per share:
Basic -- as reported	$(0.06)	$0.05
Basic -- pro-forma	$(0.09)	$0.02
Diluted -- as reported	$(0.06)	$0.05
Diluted -- pro-forma	$(0.09)	$0.02

NOTE 5- SEGMENT INFORMATION

The Company is organized based upon the following operating segments: Borders stores, Waldenbooks stores, International stores, and Corporate (consisting of interest expense, certain corporate governance costs, and corporate incentive costs). Intercompany interest charges (net of related taxes) relating to the former Company-owned and -operated Borders.com web site have been included in the Corporate segment.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the funding required to meet the operational needs of those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $73.3 and $66.2 at April 27, 2003 and April 28, 2002, respectively, whose related depreciation expense has been allocated to the Borders and Waldenbooks segments. Depreciation expense allocated to the Borders segment totaled $2.8 and $2.3 for the 13 weeks ended April 27, 2003 and April 28, 2002, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.5 and $1.3 for the 13 weeks ended April 27, 2003 and April 28, 2002, respectively.

	13 WEEKS ENDED
	April 27,	April 28,
	2003	2002
Sales
Borders	$521.5	$518.5
Walden	150.3	170.0
International	79.6	63.2

Total sales	$751.4	$751.7

Net income (loss)
Borders	$4.8	$11.2
Walden	0.5	1.4
International	(4.2)	(4.7)
Corporate	(5.9)	(4.0)

Total net income (loss)	$(4.8)	$3.9

Total assets
Borders	$1,337.2	$1,342.5
Walden	318.5	352.8
International	314.5	258.9
Corporate	185.8	89.3

Total assets	$2,156.0	$2,043.5

NOTE 6 - NEW ACCOUNTING GUIDANCE

In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior year’s vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 million of excess vendor consideration as a reduction to its inventory balance at April 27, 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

The Company leases four properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at January 26, 2003 and April 27, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at April 27, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At April 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $22.6.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at April 27, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At April 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0.

The Company anticipates permanently refinancing two of the properties with borrowings outstanding under the Original Lease Facility at January 26, 2003 and April 27, 2003 through long-term leases. The Company expects to begin consolidating the remaining four VIEs in the quarter ending October 26, 2003, because it believes it is the VIEs’ primary beneficiary under FIN 46‘s requirements. At October 26, 2003, consolidation of these VIEs would have the effect of increasing property and equipment by $7.1, net of accumulated depreciation of $1.5, and increasing long-term capital lease and financing obligations by $6.9. Minority interests of $1.7 would also be reported, and the Company would record a charge of $1.0, net of tax, as a cumulative effect of change in accounting principle.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 27, 2003, the Company operated 445 superstores under the Borders name, including 20 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 774 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 36 bookstores under the Books etc. name in the United Kingdom.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving international growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company expects to open 35 to 40 domestic Borders stores in 2003 and a reduced number in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately six to eight international store openings annually. Full year profitability is expected to be achieved by the International segment in 2004. The Waldenbooks segment has experienced decreased comparable sales percentages for the past several years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2003. In addition, the Company plans to continue with its share repurchase program by utilizing free cash flow generation by the business. In May 2003, the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

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

Amounts relating to the Company-owned and -operated Borders.com web site prior to August 2001, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Corporate segment.

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

The Company’s first quarters of 2003 and 2002 consisted of the 13 weeks ended April 27, 2003 and April 28, 2002, respectively.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 WEEKS ENDED
	April 27,	April 28,
	2003	2002

Sales	100.0%	100.0%
Other revenue	0.9	0.9

Total revenue	100.9	100.9
Cost of merchandise sold (including occupancy)	75.8	74.4

Gross margin	25.1	26.5
Selling, general and administrative expenses	25.6	25.2
Pre-opening expense	0.2	0.1

Operating income (loss)	(0.7)	1.2
Interest expense	0.3	0.4

Income (loss) before income tax	(1.0)	0.8
Income tax provision (benefit)	(0.4)	0.3

Net income (loss)	(0.6)%	0.5%

Consolidated Results -- Comparison of the 13 weeks ended April 27, 2003 to the 13 weeks ended April 28, 2002

Sales
Consolidated sales decreased $0.3 million, or 0.0%, to $751.4 million in 2003 from $751.7 million in 2002. This resulted primarily from decreased sales in the Waldenbooks segment. Partially offsetting this decrease were increased sales in the Borders and International segments. See “Segment Results” for a detailed discussion of the change in sales.

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

Gross margin
Consolidated gross margin decreased $10.2 million, or 5.1%, to $188.6 million in 2003 from $198.8 million in 2002. As a percentage of sales, consolidated gross margin decreased to 25.1% in 2003 from 26.5% in 2002. This was primarily due to Borders’ and Waldenbooks’ gross margin as a percentage of sales decreasing, while International remained flat. In the Borders and Waldenbooks segments, the reductions were primarily due to occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined.

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

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (SG&A) increased $3.3 million, or 1.7%, to $192.6 million in 2003 from $189.3 million in 2002. As a percentage of sales, SG&A increased to 25.6% in 2003 from 25.2% in 2002. This increase primarily resulted from an increase in SG&A expenses as a percentage of sales for the Borders and Waldenbooks segments, while the International percentage decreased. The increase in the Waldenbooks and Borders segments was primarily due to store payroll costs representing a higher percentage of sales, while the improvement in the International segment was primarily the result of store and administrative payroll costs, along with the store operating expenses, increasing at rates less than the sales growth.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and other.

Interest expense
Consolidated interest expense decreased $0.2 million, or 8.3%, to $2.2 million in 2003 from $2.4 million in 2002. This was primarily due to lower average debt levels in 2003 as compared to 2002, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.0% in 2003 compared to 38.1% in 2002.

Net income (loss)
Due to the factors mentioned above, net income (loss) as a percentage of sales decreased to (0.6)% in 2003 from 0.5% in 2002, and net income (loss) dollars decreased to $(4.8) million in 2003 from $3.9 million in 2002.

Segment Results -- Comparison of the 13 weeks ended April 27, 2003 to the 13 weeks ended April 28, 2002

The Company is organized based upon the following operating segments: Borders stores, Waldenbooks stores, International stores, and Corporate (consisting of interest expense, certain corporate governance costs, and corporate incentive costs). Intercompany interest charges (net of related taxes) relating to the former Company-owned and -operated Borders.com web site have been included in the Corporate segment. See “Note 5 -- Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate support costs to each segment. Interest income and expense are allocated to segments based upon the funding required to meet the operational needs of those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

	13 WEEKS ENDED
Borders	April 27,	April 28,
(dollar amounts in millions)	2003	2002

Sales	$521.5	$518.5
Net income	$4.8	$11.2
Net income as % of sales	0.9%	2.2%
Depreciation expense	$17.3	$16.4
Interest income	$0.9	$--
Store openings	8	6
Store count	412	369

Sales
Borders’ sales increased $3.0 million, or 0.6%, to $521.5 million in 2003 from $518.5 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings of $32.8 million and comparable store sales decreases of $29.8 million.

Comparable store sales decreased 5.0% in 2003. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 14, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2003 was due primarily to the war in Iraq impacting an already slow economy and difficult retail sales environment. The resulting reduction in customer traffic led to decreased comparable sales across most categories including the two largest, books and music. Partially offsetting the weakness in the music and book categories, however, were increased comparable store sales in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, movie, café, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was not significant.

Gross margin
Gross margin as a percentage of sales decreased to 26.4% in 2003 from 28.1% in 2002, primarily due to higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 1.2% as a result of the stores’ rent expense representing a higher percentage of sales. This was primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales declined. In addition, stores’ rent costs represented a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility, as discussed below. Also affecting the decrease in gross margin as a percentage of sales were an increase in markdowns, freight and product costs of 0.5%.

Gross margin dollars decreased $8.0 million, or 5.5%, to $138.0 million in 2003 from $146.0 million in 2002, which was primarily due to increased store occupancy costs as a result of new store openings, the decrease in comparable store sales and the decrease in the gross margin percentage.

Selling, general and administrative
SG&A as a percentage of sales increased to 24.9% in 2003 from 24.4% in 2002. This was primarily due to an increase of 0.5% in store payroll as a percentage of sales and an increase in corporate payroll of 0.1% as a percentage of sales, partially offset by a 0.1% decrease in advertising expenses as a percentage of sales.

SG&A dollars increased $3.4 million, or 2.6%, to $129.9 million in 2003 from $126.5 million in 2002 primarily due to increased store payroll expenses resulting from new store openings, the decrease in comparable store sales and the increase in the SG&A percentage.

Depreciation expense
Depreciation expense increased $0.9 million, or 5.5%, to $17.3 million in 2003 from $16.4 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest income
Borders generated interest income of $0.9 million in 2003 due to the generation of positive cash flow.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 0.9% in 2003 from 2.2% in 2002, and net income dollars decreased to $4.8 million in 2003 from $11.2 million in 2002.

	13 WEEKS ENDED
Waldenbooks	April 27,	April 28,
(dollar amounts in millions)	2003	2002

Sales	$150.3	$170.0
Other revenue	$6.0	$6.3
Net income	$0.5	$1.4
Net income as % of sales	0.3%	0.8%
Depreciation expense	$4.1	$4.5
Interest income	$9.3	$8.3
Store openings	2	--
Store closings	6	7
Store count	774	820

Sales
Waldenbooks’ sales decreased $19.7 million, or 11.6%, to $150.3 million in 2003 from $170.0 million in 2002. This decrease was comprised of decreased comparable store sales of $14.5 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $5.2 million.

Comparable store sales decreased 8.8% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2003 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, the merchandise mix did not change significantly in 2003 as compared to 2002, nor was the impact of price changes on comparable store sales significant.

Other revenue
Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, was largely consistent in 2003 with 2002.

Other revenue dollars were $6.0 million in 2003 and $6.3 million in 2002.

Gross margin
Gross margin as a percentage of sales decreased to 23.1% in 2003 from 23.6% in 2002. This was primarily due to a 1.5% increase in store occupancy expenses as a percentage of sales, as a result of rent expense for stores remaining open more than one year remaining essentially flat while comparable stores sales declined. This was partially offset by lower product costs of 0.5% as a percentage of sales. In addition, distribution and other costs as a percentage of sales improved 0.5% as a percentage of sales.

Gross margin dollars decreased $5.5 million, or 13.7%, to $34.7 million in 2003 from $40.2 million in 2002, primarily due to store closings, the decrease in comparable store sales, and the decrease in gross margin percentage.

Selling, general and administrative expenses
SG&A as a percentage of sales increased to 28.8% in 2003 from 27.3% in 2002. This was primarily due to increased store payroll costs of 0.9%, increased corporate payroll costs of 0.4%, increased store operating expenses of 0.3% and decreased vendor advertising income of 0.2% as a percentage of sales, partially offset by decreased corporate non-payroll costs of 0.3% as a percentage of sales.

SG&A dollars decreased $3.1 million, or 6.7%, to $43.3 million in 2003 from $46.4 million in 2002 primarily due to store closings.

Depreciation
Depreciation expense decreased $0.4 million, or 8.9%, to $4.1 million in 2003 from $4.5 million in 2002. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income
Interest income increased $1.0 million, or 12.0%, to $9.3 million in 2003 from $8.3 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 0.3% in 2003 from 0.8% in 2002, while net income dollars decreased $0.9 million, or 64.3%, to $0.5 million in 2003 from $1.4 million in 2002.

	13 WEEKS ENDED
International	April 27,	April 28,
(dollar amounts in millions)	2003	2002

Sales	$79.6	$63.2
Net loss	$4.2	$4.7
Net loss as % of sales	5.3%	7.4%
Depreciation expense	$2.8	$2.3
Interest expense	$4.6	$3.8
Superstore store openings	3	--
Superstore store count	33	22
Books etc. store closings	1	--
Books etc. store count	36	36

Sales
International sales increased $16.4 million, or 25.9%, to $79.6 million in 2003 from $63.2 million in 2002. This was primarily the result of new superstore openings. In 2003, the Company opened three international stores in the United Kingdom. Also contributing to the increase in sales was a positive impact from the translation of foreign currencies to U.S. dollars. The overall mix of book, music, movie, cafe, and sideline merchandise sold by international superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was also not significant.

Gross margin
Gross margin as a percentage of sales remained essentially flat at 20.0% in 2003 as compared to 2002. The International segment experienced a 0.8% increase in third party vendor income from café operations as a percentage of sales, due to the agreement with Starbucks Coffee Company (U.K.) Limited which began in June of 2002. In addition, gross margin as a percentage of sales was impacted by decreases of 0.4% in shrink and 0.1% in distribution costs as a percentage of sales. Offsetting these factors was a 1.3% increase in occupancy costs as a percentage of sales.

Gross margin dollars increased $3.3 million, or 26.2%, to $15.9 million in 2003 from $12.6 million in 2002, primarily due to new superstore openings.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased to 22.5% in 2003 from 24.1% in 2002. This improvement was primarily the result of decreases in store payroll costs of 0.8%, corporate payroll costs of 0.5%, store operating expenses of 0.2% and advertising costs of 0.1% as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $2.7 million, or 17.8%, to $17.9 million in 2003 from $15.2 million in 2002, primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense
Depreciation expense increased $0.5 million, or 21.7%, to $2.8 million in 2003 from $2.3 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense
Interest expense increased $0.8 million, or 21.1%, to $4.6 million in 2003 from $3.8 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss
Due to the factors mentioned above, net loss as a percentage of sales decreased to 5.3% in 2003 as compared to 7.4% in 2002, and net loss dollars decreased $0.5 million, or 10.6%, to $4.2 million in 2003 from $4.7 million in 2002.

	13 WEEKS ENDED
Corporate	April 27,	April 28,
(dollar amounts in millions)	2003	2002

Interest expense	$7.8	$6.9
Net loss	$5.9	$4.0

The Corporate segment includes unallocated interest expense, various corporate governance costs and corporate incentive costs.

Net loss dollars increased $1.9 million, or 47.5%, to $5.9 million in 2003 from $4.0 million in 2002. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases in 2003, partially offset by a reduction in various governance costs as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store web-based commerce technologies, and corporate information technology streamlining.

Net cash used for operations was $111.9 million and $120.2 million for the 13 weeks ended April 27, 2003 and April 28, 2002, respectively. Operating cash outflows for the period resulted from decreases in taxes payable and expenses payable and accrued liabilities, as well as increases in prepaid expenses and other long-term assets and liabilities. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated fiscal 2002 taxes. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, as well as a decrease in accounts receivable and an increase in accounts payable.

Net cash used for investing was $16.4 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflect the opening of 11 new superstores and two new airport stores, operated by the Waldenbooks segment. In fiscal 2002, capital expenditures were $14.6 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2002 reflected the opening of 6 new superstores. Additional capital spending in 2003 and 2002 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining.

Net cash used for financing was $4.0 million, resulting primarily from the repurchase of common stock, offset by funding from the credit facility and the issuance of common stock. Net cash provided by financing in 2002 was $2.4 million, resulting primarily the issuance of common stock under the Company’s employee benefit plans, partially offset by repurchase of common stock.

The Company expects capital expenditures to be approximately $110.0 million to $120.0 million for the full year of 2003, resulting primarily from new domestic superstore openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology streamlining. The Company currently plans to open approximately 35 to 40 domestic Borders superstores and six to eight international stores in 2003. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Credit Agreement. The Company believes funds generated from operations and borrowings under the Credit Agreement will be sufficient to fund its anticipated capital requirements for the next several years.

In May 2003, the Board of Directors authorized an increase in the Company’s share repurchase program to $150.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). During the 13 weeks ended April 27, 2003 and April 28, 2002, $13.8 million and $10.7 million of common stock was repurchased, respectively. The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $141.4 million. The Company plans to continue the repurchase of its common stock throughout fiscal 2003, subject to the Company’s market conditions and trading.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 million over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. As of April 27, 2003 the Company was in compliance with all covenants contained within this agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of April 27, 2003 the Company was in compliance with all covenants contained within this agreement.

The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”), which were amended in May 2003, to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount of borrowings permitted under the Lease Financing Facilities is $25.0 million. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions. Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. The Company is in compliance with these covenants. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner-trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust.

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

There were 4, 33 and 7 properties financed through the Original Lease Facility at April 27, 2003, April 28, 2002 and January 26, 2003, respectively, with financed values of $22.6 million, $119.0 million and $36.3 million. The Company has recorded approximately $19.0 million in 2003 and $50.0 million in 2002 of the amounts outstanding under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of April 27, 2003. In the first quarter of 2003, the Company permanently financed, through long-term leases, three properties that had been financed through the Original Lease Facility with a total value of approximately $13.7 million, none of which had been capitalized.

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

The following table summarizes the Company's significant financing and lease obligations at April 27, 2003:

.

			Fiscal Year
				2008 and
(dollars in millions)	2003	2004-2005	2006-2007	thereafter	Total

Credit Agreement borrowings	$116.3	$--	$--	$--	$116.3
Capital lease obligations	0.4	19.0	--	--	19.4
Operating lease obligations	233.1	574.4	533.6	2,225.2	3,566.3
Senior guaranteed notes	--	--	50.0	--	50.0

Total	$349.8	$593.4	$583.6	$2,225.2	$3,752.0

Lease Facility guarantees (1)	$22.6	$--	$--	$--	$22.6

(1) Includes $19.0 million treated as capital lease and financing obligations.

The Company is subject to risk resulting from interest rate fluctuations since interest on the Company's borrowings is principally based on variable rates. The Company's objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposures to fixed interest rates.

A portion of the Company’s operations takes place in foreign jurisdictions, primarily the United Kingdom, Australia, New Zealand and Singapore. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company operates. Most transactions in foreign jurisdictions are denominated in local currency, including local currency borrowings through the Company’s Credit Agreement. The Company has generally not used derivative instruments to manage foreign currency risks.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies and estimates. There have been no significant changes in these during 2003 as compared to the prior year, other than the policy addressing advertising and vendor incentive programs, as noted below.

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $81.0 million and $84.6 million as of April 27, 2003 and April 28, 2002, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

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

Furthermore, properties financed through the Lease Financing Facilities are evaluated under various accounting literature including EITF 92-1, “Allocation of Residual Value or First-Loss Guarantee to Minimum Lease Payments in Leases Involving Land and Buildings”, EITF 97-1, “Implementation Issues in Accounting for Lease Transactions Including those Involving Special Purpose Entities”, EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, among others. Based on the results of analysis performed by the Company, leases of the properties financed through the Original Lease Facility at April 27, 2003 are recorded as capital leases in the consolidated financial statements of the Company.

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

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Prior to the adoption of EITF 02-16, all consideration and costs pursuant to co-operative advertising programs were included in the “Selling, general and administrative expenses” line of the consolidated statements of operations. The Company has reclassified the prior year’s vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 million of excess vendor consideration as a reduction to its inventory balance at April 27, 2003.

The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

New Accounting Guidance

As discussed above, the Emerging Issues Task Force issued EITF 02-16 in November 2002, which is effective prospectively for all vendor arrangements entered into after December 31, 2002. As previously discussed, the Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior year’s vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 million of excess vendor consideration as a reduction to its inventory balance at April 27, 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company leases four properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at January 26, 2003 and April 27, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at April 27, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At April 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $22.6 million.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at April 27, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At April 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0 million.

The Company anticipates permanently refinancing two of the properties with borrowings outstanding under the Original Lease Facility at January 26, 2003 and April 27, 2003 through long-term leases. The Company expects to begin consolidating the remaining four VIEs in the quarter ending October 26, 2003, because it believes it is the VIEs’ primary beneficiary under FIN 46‘s requirements. At October 26, 2003, consolidation of these VIEs would have the effect of increasing property and equipment by $7.1 million, net of accumulated depreciation of $1.5 million, and increasing long-term capital lease and financing obligations by $6.9 million. Minority interests of $1.7 million would also be reported, and the Company would record a charge of $1.0 million, net of tax, as a cumulative effect of change in accounting principle.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s Form 10-K Annual Report for the fiscal year ended January 26, 2003, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect except as follows:

Mediation of the California overtime litigation did not result in a resolution of the matter, and the Company will continue to vigorously defend the action. Given current factual and legal uncertainties, the Company is not in a position to reasonably estimate the amount of the loss, if any. The trial has been scheduled for March 15, 2004.

Although an adverse resolution the lawsuits or claims described or referred to above could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation or claims will have a material effect on its liquidity or financial position.

In addition to the matters described or referred to above, the Company is from time to time involved in or affected by other litigation and claims incidental to the conduct of its businesses. The Company does not believe that any such other litigation or claims will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

(a)	Exhibits:
	10.51	Amendment No. 2 to the Multicurrency Revolving Credit Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.52	Omnibus Amendment No. 2 dated as of May 20, 2003, relating to the Amended and Restated Participation Agreement, the Amended and restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.53	Amendment No. 1 to the Master Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.2	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended April 27, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on May 22, 2003, furnished a press release with earnings information for the quarter ended April 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(Registrant)

Date: June 11, 2003	By: /s/ Edward W. Wilhelm
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
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	By: /s/Gregory P. Josefowicz
Gregory P. Josefowicz
Chairman, President and
Cheif Executive Officer

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
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

(a)	Exhibits:
	10.51	Amendment No. 2 to the Multicurrency Revolving Credit Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.52	Omnibus Amendment No. 2 dated as of May 20, 2003, relating to the Amended and Restated Participation Agreement, the Amended and restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	10.53	Amendment No. 1 to the Master Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.2	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended April 27, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on May 22, 2003, furnished a press release with earnings information for the quarter ended April 27, 2003.