Form 10-Q
period 2003-07-27
BORDERS GROUP INC
filed 2003-09-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003

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

Yes   X            No

Shares Outstanding As of
Title of Class	August 21, 2003
Common Stock	77,411,248

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	12

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	N/A

Item 4.	Controls and Procedures	27

Part II - Other information

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	28
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	13 WEEKS ENDED
	July 27,	July 28,
	2003	2002

Sales	$826.9	$763.6
Other revenue	6.9	6.7

Total revenue	833.8	770.3
Cost of merchandise sold, including occupancy costs	621.3	569.5
Inventory writedowns	0.5	-

Gross margin	212.0	200.8
Selling, general and administrative expenses	199.9	191.8
Pre-opening expense	1.7	1.0
Asset impairments and other writedowns	0.6	-

Operating income	9.8	8.0
Interest expense	2.6	2.5

Income before income tax	7.2	5.5
Income tax provision	2.7	2.1

Net income	$4.5	$3.4

EARNINGS PER COMMON SHARE DATA --

Diluted earnings per common share	$0.06	$0.04

Diluted weighted average common shares outstanding	78.5	83.1

Basic earnings per common share	$0.06	$0.04

Basic weighted average common shares outstanding	77.4	81.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	26 WEEKS ENDED
	July 27,	July 28,
	2003	2002

Sales	$1,578.3	$1,515.3
Other revenue	13.7	13.2

Total revenue	1,592.0	1,528.5
Cost of merchandise sold, including occupancy costs	1,190.9	1,128.9
Inventory writedowns	0.5	-

Gross margin	400.6	399.6
Selling, general and administrative expenses	392.5	381.1
Pre-opening expense	3.2	1.8
Asset impairments and other writedowns	0.6	-

Operating income	4.3	16.7
Interest expense	4.8	4.9

Income (loss) before income tax	(0.5)	11.8
Income tax provision (benefit)	(0.2)	4.5

Net income (loss)	$(0.3)	$7.3

EARNINGS (LOSS) PER COMMON SHARE DATA --

Diluted earnings (loss) per common share	$-	$0.09

Diluted weighted average common shares outstanding	77.9	83.6

Basic earnings (loss) per common share	$-	$0.09

Basic weighted average common shares outstanding	77.9	81.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	July 27,	July 28,	January 26,
	2003	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$177.3	$53.1	$269.1
Merchandise inventories	1,214.4	1,212.7	1,183.3
Accounts receivable and other current assets	98.6	85.8	88.9

Total Current Assets	1,490.3	1,351.6	1,541.3
Property and equipment, net of accumulated depreciation
of $700.0, $607.4 and $667.4 at July 27, 2003,
July 28, 2002, and January 26, 2003, respectively	552.7	544.5	553.8
Other assets and deferred charges	92.2	121.3	76.6
Goodwill	96.1	94.2	96.5

Total Assets	$2,231.3	$2,111.6	$2,268.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt and capital lease obligations due within one year	$124.5	$146.1	$112.7
Trade accounts payable	604.3	571.7	565.4
Accrued payroll and other liabilities	270.3	267.0	280.1
Taxes, including income taxes	60.8	59.8	120.7
Deferred income taxes	8.7	-	8.7

Total Current Liabilities	1,068.6	1,044.6	1,087.6
Long-term debt	50.0	-	50.0
Long-term capital lease and financing obligations	19.0	52.1	19.0
Other long-term liabilities	85.4	77.2	81.0

Total Liabilities	1,223.0	1,173.9	1,237.6

Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
77,273,070, 79,704,467 and 78,731,922 issued and
outstanding at July 27, 2003, July 28, 2002,
and January 26, 2003, respectively	632.9	677.1	657.0
Deferred compensation	(0.5)	(0.3)	(0.2)
Accumulated other comprehensive income (loss)	6.8	(4.1)	4.4
Retained earnings	369.1	265.0	369.4

Total Stockholders' Equity	1,008.3	937.7	1,030.6

Total Liabilities & Stockholders' Equity	$2,231.3	$2,111.6	$2,268.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 26 WEEKS ENDED JULY 27, 2003
(DOLLARS IN MILLIONS)
(UNAUDITED)

			DEFERRED	ACCUMULATED
			COMPENSATION	OTHER
	COMMON STOCK		AND OFFICER	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	RECEIVABLES	INCOME (LOSS)	EARNINGS	TOTAL
BALANCE AT JANUARY 26, 2003	78,731,922	$657.0	$(0.2)	$4.4	$369.4	$1,030.6

Net loss	-	-	-	-	(0.3)	(0.3)
Currency translation adjustment	-	-	-	2.7	-	2.7
Change in fair value of
derivatives, net of tax of $0.2	-	-	-	(0.3)	-	(0.3)

Comprehensive income						2.1
Issuance of common stock	506,299	6.7	-	-	-	6.7
Repurchase and retirement of
common stock	(1,965,151)	(31.5)	-	-	-	(31.5)
Change in receivable and
deferred compensation	-	-	(0.3)	-	-	(0.3)
Tax benefit of equity
compensation	-	0.7	-	-	-	0.7

BALANCE AT JULY 27, 2003	77,273,070	$632.9	$(0.5)	$6.8	$369.1	$1,008.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	26 WEEKS ENDED
	July 27,	July 28,
	2003	2002

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income / (loss)	$(0.3)	$7.3
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	48.6	46.3
Decrease in deferred income taxes	-	0.1
Increase / (decrease) in other long-term assets and liabilities	(10.9)	8.9
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(29.6)	(27.5)
Decrease in accounts receivable	23.6	19.9
Increase in prepaid expenses	(33.3)	(30.8)
Increase / (decrease) in accounts payable	38.4	(69.4)
Decrease in taxes payable	(59.2)	(38.2)
Decrease in expenses payable and accrued liabilities	(10.6)	(23.0)

Net cash used for operations	(33.3)	(106.4)
INVESTING
Capital expenditures	(46.7)	(48.0)

Net cash used for investing	(46.7)	(48.0)
FINANCING
Net funding from credit facility	12.6	53.0
Capital lease repayment	(0.3)	(1.2)
Issuance of common stock	6.7	16.2
Repurchase of common stock	(31.5)	(51.7)

Net cash provided by (used for) financing	(12.5)	16.3

Effect of exchange rates on cash and equivalents	0.7	1.0
NET DECREASE IN CASH AND EQUIVALENTS	(91.8)	(137.1)

Cash and equivalents at beginning of year	269.1	190.2

Cash and equivalents at end of period	$177.3	$53.1

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

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 27, 2003, the Company operated 455 superstores primarily under the Borders name, including 22 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 759 mall-based and other bookstores primarily under the Waldenbooks name, and 35 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation. In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate has filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. The Company intends to vigorously defend the action. The trial has been scheduled for November 10, 2003.

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

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and intends to vigorously defend the action.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the States of Tennessee and Nevada under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Tennessee and Nevada for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the States of Tennessee and Nevada as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees.

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

NOTE 3 - FINANCING

Credit Agreement. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $124.2 at July 27, 2003, $144.6 at July 28, 2002 and $112.1 at January 26, 2003.

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

There were 4, 21 and 7 properties financed through the Original Lease Facility at July 27, 2003, July 28, 2002 and January 26, 2003, respectively, with financed values of $22.6, $92.7 and $36.3. The Company has recorded $19.0, $52.1 and $19.0 of the amounts under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets at July 27, 2003, July 28, 2002 and January 26, 2003, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of July 27, 2003.

As of July 27, 2003 the Company was in compliance with all debt covenants contained within the Credit Agreement, Notes and Lease Financing Facilities described above.

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

	13 WEEKS ENDED		26 WEEKS ENDED
	July 27,	July 28,	July 27,	July 28,
	2003	2002	2003	2002
Net income (loss), as reported	$4.5	$3.4	$(0.3)	$7.3
Add: Stock-based employee expense
included in reported net income,
net of related tax effects	-	-	-	-
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of tax	1.0	2.4	3.0	4.7

Pro-forma net income (loss)	$3.5	$1.0	$(3.3)	$2.6

Earnings (loss) per share:
Basic -- as reported	$0.06	$0.04	$-	$0.09
Basic -- pro-forma	$0.04	$0.01	$(0.04)	$0.03
Diluted -- as reported	$0.06	$0.04	$-	$0.09
Diluted -- pro-forma	$0.04	$0.01	$(0.04)	$0.03

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

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $57.5 and $71.1 at July 27, 2003 and July 28, 2002, respectively, whose related depreciation expense has been allocated to the Borders and Waldenbooks segments. Depreciation expense allocated to the Borders segment totaled $2.9 and $2.3 for the 13 weeks ended July 27, 2003 and July 28, 2002, respectively, and $5.7 and $4.6 for the 26 weeks ended July 27, 2003 and July 28, 2002, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.5 and $1.3 for the 13 weeks ended July 27, 2003 and July 28 2002 respectively, and $3.0 and $2.6 for the 26 weeks ended July 27, 2003 and July 28, 2002, respectively.

	13 WEEKS ENDED		26 WEEKS ENDED
	July 27,	July 28,	July 27,	July 28,
	2003	2002	2003	2002
Sales
Borders	$570.0	$529.6	$1,091.5	$1,048.1
Walden	168.7	168.3	319.0	338.3
International	88.2	65.7	167.8	128.9

Total sales	$826.9	$763.6	$1,578.3	$1,515.3

Net income (loss)
Borders	$10.6	$11.8	$15.4	$23.0
Walden	2.6	(0.8)	3.1	0.6
International	(3.6)	(5.2)	(7.8)	(9.9)
Corporate	(5.1)	(2.4)	(11.0)	(6.4)

Total net income (loss)	$4.5	$3.4	$(0.3)	$7.3

Total assets
Borders			$1,343.2	$1,358.6
Walden			332.8	376.8
International			339.1	287.2
Corporate			216.2	89.0

Total assets			$2,231.3	$2,111.6

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 6 - NEW ACCOUNTING GUIDANCE

In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior year’s vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 million of excess vendor consideration as a reduction to its inventory balance in the first quarter of 2003.

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

The Company leases four properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at January 26, 2003 and July 27, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at July 27, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At July 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $22.6.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIE through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at July 27, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At July 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0.

The Company anticipates permanently refinancing two of the properties with borrowings outstanding under the Original Lease Facility at January 26, 2003 and July 27, 2003 through long-term leases. The Company expects to begin consolidating the remaining four VIEs in the quarter ending October 26, 2003, because it believes it is the VIEs’ primary beneficiary under FIN 46’s requirements. At October 26, 2003, consolidation of these VIEs would have the effect of increasing property and equipment by $7.1, net of accumulated depreciation of $1.5, and increasing long-term capital lease and financing obligations by $6.9. Minority interests of $1.7 would also be reported, and the Company would record a charge of $1.0, net of tax, as a cumulative effect of change in accounting principle.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 27, 2003, the Company operated 455 superstores under the Borders name, including 22 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 759 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 35 bookstores under the Books etc. name in the United Kingdom.

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

The Company’s first quarters of 2003 and 2002 consisted of the 13 weeks ended July 27, 2003 and July 28, 2002, respectively.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 WEEKS ENDED		26 WEEKS ENDED
	July 27,	July 28,	July 27,	July 28,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.8	0.9	0.9	0.9

Total revenue	100.8	100.9	100.9	100.9
Cost of merchandise sold (including occupancy)	75.2	74.6	75.5	74.5
Inventory writedowns	0.1	-	-	-

Gross margin	25.5	26.3	25.4	26.4
Selling, general and administrative expenses	24.2	25.1	24.9	25.2
Pre-opening expense	0.2	0.1	0.2	0.1
Asset impairments and other writedowns	0.1	-	-	-

Operating income	1.0	1.1	0.3	1.1
Interest expense	0.3	0.4	0.3	0.3

Income (loss) before income tax	0.7	0.7	-	0.8
Income tax	0.2	0.3	-	0.3

Net income (loss)	0.5%	0.4%	-%	0.5%

Consolidated Results -- Comparison of the 13 weeks ended July 27, 2003 to the 13 weeks ended July 28, 2002

Sales
Consolidated sales increased $63.3 million, or 8.3%, to $826.9 million in 2003 from $763.6 million in 2002. This resulted primarily from increased sales in the Borders, International and Waldenbooks segments. See “Segment Results” for a detailed discussion of the change in sales.

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

Gross margin
Consolidated gross margin increased $11.2 million, or 5.6%, to $212.0 million in 2003 from $200.8 million in 2002. As a percentage of sales, consolidated gross margin decreased to 25.5% in 2003 from 26.3% in 2002. This was primarily due to a decrease in Borders’ gross margin as a percentage of sales, partially offset by an increase in the Waldenbooks segment, while International remained flat. In the Borders segment, the reduction was primarily due to increases in markdowns, freight costs, product costs and occupancy costs, while the Waldenbooks increase in gross margin as a percentage of sales was due to decreased occupancy costs.

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

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (SG&A) increased $8.1 million, or 4.2%, to $199.9 million in 2003 from $191.8 million in 2002. As a percentage of sales, SG&A decreased to 24.2% in 2003 from 25.1% in 2002. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. This resulted from all segments’ decreases in store operating expenses due to disciplined spending and expense management at the store level. Waldenbooks and the International segments also experienced significant decreased payroll costs as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and other.

Interest expense
Consolidated interest expense increased $0.1 million, or 4.0%, to $2.6 million in 2003 from $2.5 million in 2002. This was primarily due to the higher interest rate related to the $50.0 million of senior guaranteed notes as described in the “Liquidity” section below.

Taxes
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.0% in 2003 compared to 38.2% in 2002.

Net income
Due to the factors mentioned above, net income as a percentage of sales increased to 0.5% in 2003 from 0.4% in 2002, and net income dollars increased to $4.5 million in 2003 from $3.4 million in 2002.

Consolidated Results -- Comparison of the 26 weeks ended July 27, 2003 to the 26 weeks ended July 28, 2002

Sales
Consolidated sales increased $63.0 million, or 4.2%, to $1,578.3 million in 2003 from $1,515.3 million in 2002. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment. See “Segment Results” for a detailed discussion of the change in sales.

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

Gross margin

Consolidated gross margin increased $1.0 million, or 0.3%, to $400.6 million in 2003 from $399.6 million in 2002. As a percentage of sales, consolidated gross margin decreased to 25.4% in 2003 from 26.4% in 2002. This was primarily due to a decrease in Borders gross margin as a percentage of sales offset by an increase in the Waldenbooks gross margin percentage, while International remained flat. In the Borders segment, the reduction was primarily due to occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined. In the Waldenbooks segment, the improvement was due to favorable lease renewal rates and the optimization of the store base.

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

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (SG&A) increased $11.4 million, or 3.0%, to $392.5 million in 2003 from $381.1 million in 2002. As a percentage of sales, SG&A decreased to 24.9% in 2003 from 25.2% in 2002. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the International segment, while the Borders and Waldenbooks segments remained flat. The improvement in the International segment was primarily the result of store and administrative payroll costs, corporate administrative expenses and store operating expenses increasing at rates less than the sales growth.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and other.

Interest expense
Consolidated interest expense decreased $0.1 million, or 2.0%, to $4.8 million in 2003 from $4.9 million in 2002. This was primarily due to lower average debt levels in 2003 as compared to 2002, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.0% in 2003 compared to 38.1% in 2002.

Net income (loss)
Due to the factors mentioned above, net income (loss) as a percentage of sales decreased to 0.0% in 2003 from 0.5% in 2002, and net income (loss) dollars decreased to $(0.3) million in 2003 from $7.3 million in 2002.

Segment Results

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

	13 WEEKS ENDED		26 WEEKS ENDED
Borders	July 27,	July 28,	July 27,	July 28,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$570.0	$529.6	$1,091.5	$1,048.1
Net income	$10.6	$11.8	$15.4	$23.0
Net income as % of sales	1.8%	2.2%	1.4%	2.2%
Depreciation expense	$17.4	$16.2	$34.7	$32.6
Interest (income) expense	$(0.4)	$0.6	$1.3	$0.6
Store openings	8	7	16	13
Store closings	-	-	-	-
Store count	420	376	420	376

Comparison of the 13 weeks ended July 27, 2003 to the 13 weeks ended July 28, 2002

Sales
Borders’ sales increased $40.4 million, or 7.6%, to $570.0 million in 2003 from $529.6 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings of $34.5 million and comparable store sales increases of $5.9 million.

Comparable store sales increased 1.7% in 2003. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 14, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2003 was due primarily to strength in book sales resulting from strong titles released in the second quarter. Also positively impacting the increase were comparable store sales growth in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. Partially offsetting these increases was a continued decline in the music category. However, the overall mix of book, music, movie, café, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was not significant.

Gross margin
Gross margin as a percentage of sales decreased to 27.2% in 2003 from 28.3% in 2002, primarily due to increases in markdowns, freight and product costs of 0.6% resulting from increased sales discounts on popular new-release titles. Also affecting the decrease in gross margin as a percentage of sales were higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 0.5% as a result of the stores’ rent expense representing a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility, as discussed below.

Gross margin dollars increased $5.1 million, or 3.4%, to $155.0 million in 2003 from $149.9 million in 2002, which was primarily due to a greater sales dollar volume increase than the decrease in gross margin as a percentage of sales.

Selling, general and administrative
SG&A as a percentage of sales decreased to 24.0% in 2003 from 24.4% in 2002. This was primarily due to a decrease of 0.4% in store expenses resulting from disciplined spending and expense management at the store level.

SG&A dollars increased $7.8 million, or 6.0%, to $136.9 million in 2003 from $129.1 million in 2002 primarily due to increased store payroll expenses resulting from new store openings.

Depreciation expense
Depreciation expense increased $1.2 million, or 7.4%, to $17.4 million in 2003 from $16.2 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest income
Borders generated interest income of $0.4 million in 2003 due to the generation of positive cash flow.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 1.8% in 2003 from 2.2% in 2002, and net income dollars decreased to $10.6 million in 2003 from $11.8 million in 2002.

Comparison of the 26 weeks ended July 27, 2003 to the 26 weeks ended July 28, 2002

Sales
Borders’ sales increased $43.4 million, or 4.1%, to $1,091.5 million in 2003 from $1,048.1 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings of $67.2 million and comparable store sales decreases of $23.8 million.

Comparable store sales decreased 1.7% in 2003. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 14, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2003 was due primarily to the war in Iraq impacting an already slow economy and difficult retail sales environment. The resulting reduction in customer traffic led to decreased comparable sales across most categories including the two largest, books and music. Partially offsetting the weakness in the music and book categories, however, were increased comparable store sales in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. However, the overall mix of book, music, movie, café, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was not significant.

Gross margin
Gross margin as a percentage of sales decreased to 26.8% in 2003 from 28.2% in 2002, primarily due to higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 0.8% as a result of the stores’ rent expense representing a higher percentage of sales. This was primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales declined. In addition, stores’ rent costs represented a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility, as discussed below. Also affecting the decrease in gross margin as a percentage of sales were an increase in markdowns, freight and product costs of 0.6% resulting from increased sales discounts on popular new-release titles.

Gross margin dollars decreased $2.9 million, or 1.0%, to $292.9 million in 2003 from $295.8 million in 2002, which was primarily due to increased store occupancy costs as a result of new store openings, the decrease in comparable store sales and the decrease in the gross margin percentage.

Selling, general and administrative
SG&A as a percentage of sales remained flat at 24.5% from 2003 to 2002. This was primarily due to an increase of 0.2% in store payroll as a percentage of sales and an offsetting decrease of 0.2% in store expenses as a percentage of sales resulting from disciplined spending and expense management at the store level.

SG&A dollars increased $10.6 million, or 4.1%, to $266.9 million in 2003 from $256.3 million in 2002 primarily due to increased store payroll expenses resulting from new store openings, the decrease in comparable store sales and the increase in the SG&A percentage.

Depreciation expense
Depreciation expense increased $2.1 million, or 6.4%, to $34.7 million in 2003 from $32.6 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest income
Borders generated interest income of $1.3 million in 2003 due to the generation of positive cash flow.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 1.4% in 2003 from 2.2% in 2002, and net income dollars decreased to $15.4 million in 2003 from $23.0 million in 2002.

	13 WEEKS ENDED		26 WEEKS ENDED
Waldenbooks	July 27,	July 28,	July 27,	July 28,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$168.7	$168.3	$319.0	$338.3
Other revenue	$6.0	$6.3	$12.0	$12.6
Net income (loss)	$2.6	$(0.8)	$3.1	$0.6
Net income (loss) as % of sales	1.5%	(0.4)%	1.0%	0.2%
Depreciation expense	$4.0	$4.6	$8.1	$9.1
Interest income	$9.3	$8.0	$18.6	$16.3
Store openings	2	-	4	-
Store closings	17	9	23	16
Store count	759	811	759	811

Comparison of the 13 weeks ended July 27, 2003 to the 13 weeks ended July 28, 2002

Sales
Waldenbooks’ sales increased $0.4 million, or 0.2%, to $168.7 million in 2003 from $168.3 million in 2002. This increase was comprised of increased comparable store sales of $5.8 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $5.4 million.

Comparable store sales increased 3.7% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales increase for 2003 was due primarily to strength in book sales resulting from strong titles released in the second quarter. Overall, the merchandise mix did not change significantly in 2003 as compared to 2002, nor was the impact of price changes on comparable store sales significant.

Other revenue
Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, was largely consistent in 2003 with 2002.

Other revenue dollars were $6.0 million in 2003 and $6.3 million in 2002.

Gross margin
Gross margin as a percentage of sales increased to 23.3% in 2003 from 22.4% in 2002. This was primarily due to a 0.9% decrease in occupancy costs as a percentage of sales due to favorable lease renewal rates, sales leverage and the optimization of the store base.

Gross margin dollars increased $1.6 million, or 4.2%, to $39.3 million in 2003 from $37.7 million in 2002, primarily due to a decrease in store occupancy costs, increased comparable store sales and the increase in gross margin percentage.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased to 26.3% in 2003 from 27.8% in 2002. This was primarily due to decreased store expenses of 0.8% resulting from disciplined spending and expense management, decreased store payroll costs of 0.4%, decreased corporate administrative expenses of 0.4% and decreased corporate payroll costs of 0.1%, offset by decreased vendor advertising income of 0.2% as a percentage of sales.

SG&A dollars decreased $2.3 million, or 4.9%, to $44.4 million in 2003 from $46.7 million in 2002 primarily due to store closings.

Depreciation
Depreciation expense decreased $0.6 million, or 13.0%, to $4.0 million in 2003 from $4.6 million in 2002. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income
Interest income increased $1.3 million, or 16.3%, to $9.3 million in 2003 from $8.0 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income (loss)
Due to the factors mentioned above, net income as a percentage of sales increased to 1.5% in 2003 from a loss of (0.4)% in 2002, while net income dollars increased $3.4 million to $2.6 million in 2003 from a loss of $(0.8) million in 2002.

Comparison of the 26 weeks ended July 27, 2003 to the 26 weeks ended July 28, 2002

Sales
Waldenbooks’ sales decreased $19.3 million, or 5.7%, to $319.0 million in 2003 from $338.3 million in 2002. This decrease was comprised of decreased comparable store sales of $8.2 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $11.1 million.

Comparable store sales decreased 2.6% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2003 was due primarily to decreased mall traffic and the impact of superstore openings. Overall, the merchandise mix did not change significantly in 2003 as compared to 2002, nor was the impact of price changes on comparable store sales significant.

Other revenue
Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, was largely consistent in 2003 with 2002.

Other revenue dollars were $12.0 million in 2003 and $12.6 million in 2002.

Gross margin
Gross margin as a percentage of sales increased to 23.2% in 2003 from 23.0% in 2002. This was primarily due to a 0.2% decrease in store occupancy expenses as a percentage of sales due to favorable lease renewal rates and the optimization of the store base.

Gross margin dollars decreased $3.9 million, or 5.0%, to $74.0 million in 2003 from $77.9 million in 2002, primarily due to store closings and the decrease in comparable store sales.

Selling, general and administrative expenses
SG&A as a percentage of sales remained flat at 27.5% in 2003 and 2002. This was primarily due to increases in store payroll expense of 0.3% and corporate payroll expense of 0.1% as a percentage of sales in conjunction with decreased vendor advertising income of 0.1% as a percentage of sales. These factors were offset by decreases in corporate non-payroll costs of 0.3% and store operating expenses of 0.2% as a percentage of sales.

SG&A dollars decreased $5.5 million, or 5.9%, to $87.6 million in 2003 from $93.1 million in 2002 primarily due to store closings.

Depreciation
Depreciation expense decreased $1.0 million, or 11.0%, to $8.1 million in 2003 from $9.1 million in 2002. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income
Interest income increased $2.3 million, or 14.1%, to $18.6 million in 2003 from $16.3 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income
Due to the factors mentioned above, net income as a percentage of sales increased to 1.0% in 2003 from 0.2% in 2002, while net income dollars increased $2.5 million, or 416.7%, to $3.1 million in 2003 from $0.6 million in 2002.

	13 WEEKS ENDED		26 WEEKS ENDED
International	July 27,	July 28,	July 27,	July 28,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$88.2	$65.7	$167.8	$128.9
Net loss	$3.6	$5.2	$7.8	$9.9
Net loss as % of sales	4.1%	7.9%	4.7%	7.7%
Depreciation expense	$3.0	$2.3	$5.8	$4.6
Interest expense	$4.7	$4.1	$9.3	$7.9
Superstore store openings	2	1	5	1
Superstore store count	35	23	35	23
Books etc. store openings	-	-	-	-
Books etc. store closings	2	-	2	-
Books etc. store count	35	36	35	36

Comparison of the 13 weeks ended July 27, 2003 to the 13 weeks ended July 28, 2002

Sales
International sales increased $22.5 million, or 34.2%, to $88.2 million in 2003 from $65.7 million in 2002. This was primarily the result of new superstore openings. In the second quarter of 2003, the Company opened two international stores in the United Kingdom. Also contributing to the increase in sales was a positive impact from the translation of foreign currencies to U.S. dollars. The overall mix of book, music, movie, cafe, and sideline merchandise sold by international superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was also not significant.

Gross margin
Gross margin as a percentage of sales remained essentially flat at 20.1% in 2003 as compared to 2002. The International segment experienced a 0.3% increase in third party vendor income from café operations as a percentage of sales, due to the agreement with Starbucks Coffee Company (U.K.) Limited which began in June of 2002. In addition, gross margin as a percentage of sales was impacted by a decrease of 0.2% in distribution costs as a percentage of sales. Offsetting these factors were increases of 0.4% in occupancy costs as a percentage of sales and 0.1% in shrinkage expense as a percentage of sales.

Gross margin dollars increased $4.6 million, or 34.8%, to $17.8 million in 2003 from $13.2 million in 2002, primarily due to new superstore openings.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased to 21.0% in 2003 from 25.2% in 2002. This improvement was primarily the result of decreases in store payroll costs of 1.2%, corporate administrative expenses of 1.2%, store operating expenses of 0.7%, corporate payroll costs of 0.6%, and advertising costs of 0.5% as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $2.0 million, or 12.1%, to $18.6 million in 2003 from $16.6 million in 2002, primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense
Depreciation expense increased $0.7 million, or 30.4%, to $3.0 million in 2003 from $2.3 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense
Interest expense increased $0.6 million, or 14.6%, to $4.7 million in 2003 from $4.1 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss
Due to the factors mentioned above, net loss as a percentage of sales decreased to 4.1% in 2003 as compared to 7.9% in 2002, and net loss dollars decreased $1.6 million, or 30.8%, to $3.6 million in 2003 from $5.2 million in 2002.

Comparison of the 26 weeks ended July 27, 2003 to the 26 weeks ended July 28, 2002

Sales
International sales increased $38.9 million, or 30.2%, to $167.8 million in 2003 from $128.9 million in 2002. This was primarily the result of new superstore openings. In 2003, the Company opened five international stores in the United Kingdom. Also contributing to the increase in sales was a positive impact from the translation of foreign currencies to U.S. dollars. The overall mix of book, music, movie, cafe, and sideline merchandise sold by international superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly in 2003 as compared to 2002. The impact of price changes on comparable store sales was also not significant.

Gross margin
Gross margin as a percentage of sales remained essentially flat at 20.1% in 2003 as compared to 2002. The International segment experienced a 0.5% increase in third party vendor income from café operations as a percentage of sales, due to the agreement with Starbucks Coffee Company (U.K.) Limited which began in June of 2002. In addition, gross margin as a percentage of sales was impacted by decreases of 0.1% in shrinkage expense and 0.2% in distribution costs as a percentage of sales. Offsetting these factors was a 0.8% increase in occupancy costs as a percentage of sales.

Gross margin dollars increased $7.8 million, or 30.1%, to $33.7 million in 2003 from $25.9 million in 2002, primarily due to new superstore openings.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased to 21.7% in 2003 from 24.7% in 2002. This improvement was primarily the result of decreases in store payroll costs of 1.0%, corporate administrative expenses of 0.7%, corporate payroll costs of 0.6%, store operating expenses of 0.4% and advertising costs of 0.3% as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $4.7 million, or 14.8%, to $36.5 million in 2003 from $31.8 million in 2002, primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense
Depreciation expense increased $1.2 million, or 26.1%, to $5.8 million in 2003 from $4.6 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense
Interest expense increased $1.4 million, or 17.7%, to $9.3 million in 2003 from $7.9 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss
Due to the factors mentioned above, net loss as a percentage of sales decreased to 4.7% in 2003 as compared to 7.7% in 2002, and net loss dollars decreased $2.1 million, or 21.2%, to $7.8 million in 2003 from $9.9 million in 2002.

	13 WEEKS ENDED		26 WEEKS ENDED
Corporate	July 27,	July 28,	July 27,	July 28,
(dollar amounts in millions)	2003	2002	2003	2002

Net loss	$5.1	$2.4	$11.0	$6.4
Interest expense	$7.6	$5.8	$15.4	$12.7

Comparison of the 13 weeks ended July 27, 2003 to the 13 weeks ended July 28, 2002

The Corporate segment includes unallocated interest expense, various corporate governance costs and corporate incentive costs.

Net loss dollars increased $2.7 million, or 112.5%, to $5.1 million in 2003 from $2.4 million in 2002. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases in

2003. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Comparison of the 26 weeks ended July 27, 2003 to the 26 weeks ended July 28, 2002

Net loss dollars increased $4.6 million, or 71.9%, to $11.0 million in 2003 from $6.4 million in 2002. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases in 2003. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store web-based commerce technologies, and corporate information technology streamlining.

Net cash used for operations was $33.3 million and $106.4 million for the 26 weeks ended July 27, 2003 and July 28, 2002, respectively. Operating cash outflows for the period resulted from decreases in taxes payable and expenses payable and accrued liabilities, as well as increases in prepaid expenses, inventories and other long-term assets and liabilities. The most significant of these was the decrease in taxes payable, which resulted from Company’s final estimated fiscal 2002 tax payment. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, as well as a decrease in accounts receivable and an increase in accounts payable.

Net cash used for investing was $46.7 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflect the opening of 21 new superstores and three new airport stores, operated by the Waldenbooks segment. In fiscal 2002, capital expenditures were $48.0 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2002 reflected the opening of 14 new superstores. Additional capital spending in 2003 and 2002 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining.

Net cash used for financing was $12.5 million, resulting primarily from the repurchase of common stock, offset by funding from the credit facility and the issuance of common stock. Net cash provided by financing in 2002 was $16.3 million, resulting primarily from borrowings under the Credit Agreement and the issuance of common stock under the Company’s employee benefit plans, partially offset by repurchase of common stock.

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

In May 2003, the Board of Directors authorized an increase in the Company’s share repurchase program to $150.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). During the 26 weeks ended July 27, 2003 and July 28, 2002, $31.5 million and $51.7 million of common stock was repurchased, respectively. The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $141.1 million. The Company plans to continue the repurchase of its common stock throughout fiscal 2003, subject to the Company’s market conditions and trading.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 million over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company has not declared any cash dividends; however, it intends to periodically assess cash dividends as a possible strategy to increase shareholder value. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. As of July 27, 2003 the Company was in compliance with all covenants contained within this agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of July 27, 2003 the Company was in compliance with all covenants contained within this agreement.

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

There were 4, 21 and 7 properties financed through the Original Lease Facility at July 27, 2003, July 28, 2002 and January 26, 2003, respectively, with financed values of $22.6 million, $92.7 million and $36.3 million. The Company has recorded approximately $19.0 million, $52.1 million and 19.0 million of the amounts outstanding under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets as of July 27, 2003, July 28, 2002 and January 26, 2003, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of July 27, 2003.

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

The following table summarizes the Company’s significant financing and lease obligations at July 27, 2003:

			Fiscal Year
				2008 and
(dollars in millions)	2003	2004-2005	2006-2007	thereafter	Total

Credit Agreement borrowings	$124.2	$--	$--	$--	$124.2
Capital lease obligations	0.3	19.0	--	--	19.3
Operating lease obligations	159.2	591.5	549.5	2,274.2	3,574.4
Senior guaranteed notes	--	--	50.0	--	50.0

Total	$283.7	$610.5	$599.5	$2,274.2	$3,767.9

Lease Facility guarantees (1)	$22.6	$--	$--	$--	$22.6

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $81.2 million and $84.1 million as of July 27, 2003 and July 28, 2002, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

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

Furthermore, properties financed through the Lease Financing Facilities are evaluated under various accounting literature including EITF 92-1, “Allocation of Residual Value or First-Loss Guarantee to Minimum Lease Payments in Leases Involving Land and Buildings”, EITF 97-1, “Implementation Issues in Accounting for Lease Transactions Including those Involving Special Purpose Entities”, EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, among others. Based on the results of analysis performed by the Company, leases of the properties financed through the Original Lease Facility at July 27, 2003 are recorded as capital leases in the consolidated financial statements of the Company.

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

New Accounting Guidance

In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior year’s vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 million of excess vendor consideration as a reduction to its inventory balance in the first quarter of 2003.

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

The Company leases four properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at January 26, 2003 and July 27, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at July 27, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At July 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $22.6 million.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIE through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at July 27, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At July 27, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0 million.

The Company anticipates permanently refinancing two of the properties with borrowings outstanding under the Original Lease Facility at January 26, 2003 and July 27, 2003 through long-term leases. The Company expects to begin consolidating the remaining four VIEs in the quarter ending October 26, 2003, because it believes it is the VIEs’ primary beneficiary under FIN 46‘s requirements. At October 26, 2003, consolidation of these VIEs would have the effect of increasing property and equipment by $7.1 million, net of accumulated depreciation of $1.5 million, and increasing long-term capital lease and financing obligations by $6.9 million. Minority interests of $1.7 million would also be reported, and the Company would record a charge of $1.0 million, net of tax, as a cumulative effect of change in accounting principle.

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

With respect to the claims of certain states and private litigants attempting to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce, the Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the State of Nevada under the Nevada False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada for periods both before and after the implementation of the Company’s Mirror Site Agreement with Amazon. The action, including the relief sought, is similar to the action in Tennessee described in the Company’s Form 10-K Annual Report.

The trial in the Intimate Bookshop litigation has been scheduled for November 10, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following actions were taken at the Annual Meeting of the Company held on May 22, 2003 with the votes on such matters being indicated as below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2004:

Authority
Name	For	Withheld

Joel J. Cohen	70,261,872 Shares	3,251,545 Shares
Robert F. DiRomualdo	72,095,014 Shares	1,418,403 Shares
Peter R. Formanek	69,225,081 Shares	4,288,336 Shares
Gregory P. Josefowicz	71,781,891 Shares	1,731,526 Shares
Amy B. Lane	69,225,069 Shares	4,288,348 Shares
Victor L. Lund	69,224,183 Shares	4,289,234 Shares
Edna Greene Medford	70,170,849 Shares	3,342,568 Shares
George R. Mrkonic	71,832,867 Shares	1,680,550 Shares
Lawrence I. Pollock	70,271,614 Shares	3,241,803 Shares
Beth M. Pritchard	70,271,905 Shares	3,241,512 Shares

2. A shareholder proposal recommending shareholder voting on any poison pill was adopted:

FOR	43,895,153
AGAINST	20,497,327
ABSTAIN	132,999

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

(a)	Exhibits:
	10.54	Borders Group, Inc. Long Term Incentive Plan
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.2	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.4	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	99.5	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended July 27, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on August 22, 2003, furnished a press release with earnings information for the quarter ended July 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(Registrant)

Date: September 8, 2003	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

EXHIBITS:

(a)	Exhibits:
	10.54	Borders Group, Inc. Long Term Incentive Plan
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.
	99.2	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.4	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	99.5	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended July 27, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on August 22, 2003, furnished a press release with earnings information for the quarter ended July 27, 2003.