Form 10-Q
period 2003-10-26
BORDERS GROUP INC
filed 2003-12-10
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2003

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

Yes   X            No

Shares Outstanding As of
Title of Class	December 03, 2003
Common Stock	78,179,580

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	12

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	N/A

Item 4.	Controls and Procedures	28

Part II - Other information

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	N/A
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	13 WEEKS ENDED
	October 26,	October 27,
	2003	2002

Sales	$807.9	$749.8
Other revenue	8.8	6.9

Total revenue	816.7	756.7
Cost of merchandise sold, including occupancy costs	611.0	563.7
Inventory writedowns	-	-

Gross margin	205.7	193.0
Selling, general and administrative expenses	201.0	189.3
Pre-opening expense	2.3	2.9
Asset impairments and other writedowns	(0.6)	-

Operating income	3.0	0.8
Interest expense	2.2	3.8

Income (loss) before income tax	0.8	(3.0)
Income tax provision (benefit)	0.3	(1.2)

Net income (loss)	$0.5	$(1.8)

EARNINGS (LOSS) PER COMMON SHARE DATA --

Diluted earnings (loss) per common share	$0.01	$(0.02)

Diluted weighted average common shares outstanding	79.0	79.3

Basic earnings (loss) per common share	$0.01	$(0.02)

Basic weighted average common shares outstanding	77.5	79.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	39 WEEKS ENDED
	October 26,	October 27,
	2003	2002

Sales	$2,386.2	$2,265.1
Other revenue	22.5	20.1

Total revenue	2,408.7	2,285.2
Cost of merchandise sold, including occupancy costs	1,801.9	1,692.6
Inventory writedowns	0.5	-

Gross margin	606.3	592.6
Selling, general and administrative expenses	593.5	570.4
Pre-opening expense	5.5	4.7
Asset impairments and other writedowns	-	-

Operating income	7.3	17.5
Interest expense	7.0	8.7

Income before income tax	0.3	8.8
Income tax provision	0.1	3.3

Net income	$0.2	$5.5

EARNINGS PER COMMON SHARE DATA --

Diluted earnings per common share	$-	$0.07

Diluted weighted average common shares outstanding	78.8	82.6

Basic earnings per common share	$-	$0.07

Basic weighted average common shares outstanding	77.8	80.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	October 26,	October 27,	January 26,
	2003	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$110.6	$68.3	$269.1
Merchandise inventories	1,478.0	1,437.6	1,183.3
Accounts receivable and other current assets	72.9	72.2	88.9

Total Current Assets	1,661.5	1,578.1	1,541.3
Property and equipment, net of accumulated depreciation
of $724.7, $630.4 and $667.4 at October 26, 2003,
October 27, 2002, and January 26, 2003, respectively	563.2	555.3	553.8
Other assets and deferred charges	86.1	107.5	76.6
Goodwill	99.7	93.7	96.5

Total Assets	$2,410.5	$2,334.6	$2,268.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt and capital lease obligations due within one year	$136.9	$171.8	$112.7
Trade accounts payable	801.1	785.7	565.4
Accrued payroll and other liabilities	233.9	225.7	280.1
Taxes, including income taxes	53.2	48.4	120.7
Deferred income taxes	8.7	-	8.7

Total Current Liabilities	1,233.8	1,231.6	1,087.6
Long-term debt	50.7	50.0	50.0
Long-term capital lease and financing obligations	12.9	48.7	19.0
Other long-term liabilities	86.8	79.2	81.0

Total Liabilities	1,384.2	1,409.5	1,237.6

Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
78,009,042, 79,048,273 and 78,731,922 issued and
outstanding at October 26, 2003, October 27, 2002,
and January 26, 2003, respectively	644.0	665.6	657.0
Deferred compensation	(0.5)	(0.2)	(0.2)
Accumulated other comprehensive income (loss)	13.2	(3.5)	4.4
Retained earnings	369.6	263.2	369.4

Total Stockholders' Equity	1,026.3	925.1	1,030.6

Total Liabilities & Stockholders' Equity	$2,410.5	$2,334.6	$2,268.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 26, 2003
(DOLLARS IN MILLIONS)
(UNAUDITED)

			DEFERRED	ACCUMULATED
			COMPENSATION	OTHER
	COMMON STOCK		AND OFFICER	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	RECEIVABLES	INCOME (LOSS)	EARNINGS	TOTAL
BALANCE AT JANUARY 26, 2003	78,731,922	$657.0	$(0.2)	$4.4	$369.4	$1,030.6

Net income	-	-	-	-	0.2	0.2
Currency translation adjustment	-	-	-	9.7	-	9.7
Change in fair value of
derivatives, net of tax of $0.5	-	-	-	(0.9)	-	(0.9)

Comprehensive income						9.0
Issuance of common stock	1,244,891	15.8	-	-	-	15.8
Repurchase and retirement of
common stock	(1,967,771)	(31.5)	-	-	-	(31.5)
Change in deferred
compensation	-	-	(0.3)	-	-	(0.3)
Tax benefit of equity
compensation	-	2.7	-	-	-	2.7

BALANCE AT OCTOBER 26, 2003	78,009,042	$644.0	$(0.5)	$13.2	$369.6	$1,026.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	39 WEEKS ENDED
	October 26,	October 27,
	2003	2002

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income	$0.2	$5.5
Adjustments to reconcile net income to operating cash flows:
Depreciation	73.3	69.7
Decrease in deferred income taxes	-	21.1
Increase / (decrease) in other long-term assets and liabilities	(8.7)	13.9
Asset impairments and other writedowns	0.6	-
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(286.4)	(251.0)
Decrease in accounts receivable	21.1	8.3
Increase in prepaid expenses	(4.1)	(5.1)
Increase in accounts payable	232.6	143.2
Decrease in taxes payable	(64.6)	(59.9)
Decrease in expenses payable and accrued liabilities	(48.3)	(63.5)

Net cash used for operations	(84.3)	(117.8)
INVESTING
Capital expenditures	(76.6)	(85.7)
Acquisition	(2.9)	-

Net cash used for investing	(79.5)	(85.7)
FINANCING
Net funding from long term debt	-	50.0
Net funding from credit facility	19.4	78.9
Capital lease repayment	(0.9)	(1.3)
Issuance of common stock	15.8	16.9
Repurchase of common stock	(31.5)	(64.0)

Net cash provided by financing	2.8	80.5

Effect of exchange rates on cash and equivalents	2.5	1.1
NET DECREASE IN CASH AND EQUIVALENTS	(158.5)	(121.9)

Cash and equivalents at beginning of year	269.1	190.2

Cash and equivalents at end of period	$110.6	$68.3

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

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 26, 2003, the Company operated 473 superstores primarily under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 750 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation. In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violation of the Robinson-Patman Act and other federal laws, New York statutes governing trade practices and common law. In response to Defendants' Motion to Dismiss the Complaint, plaintiff Kuralt withdrew his claims and plaintiff Intimate voluntarily dismissed all but its Robinson-Patman claims. Intimate filed a Second Amended Complaint limited to allegations of violations of the Robinson-Patman Act. The Second Amended Complaint alleges that Intimate has suffered $11.3 or more in damages and requests treble damages, injunctive and declaratory relief, interest, costs, attorneys' fees and other unspecified relief. On September 30, 2003, the Court granted the defendants' Motion For Summary Judgment and dismissed the case. Intimate has filed a Notice of Appeal.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the States of Tennessee, Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Tennessee, Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the States of Tennessee, Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The Tennessee action has been dismissed, but the appeal period has not yet expired.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

Lease Guaranty Agreement. Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into uponcompletion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to an aggregate liability of $10.0 or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

NOTE 3 - FINANCING

Credit Facility. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $136.9 at October 26, 2003, $170.5 at October 27, 2002 and $112.1 at January 26, 2003.

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

In August 2003, the Company entered into an interest rate swap, which effectively converted the fixed interest rate on the Company’s Notes to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company has designated this swap agreement as a fair market value hedge. The notional amount of the swap agreement is $50.0, and it expires concurrently with the due date of the Notes.

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”), which were amended in May 2003, to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

available under the Lease Financing Facilities is $25.0. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

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

There were 2, 21 and 7 properties financed through the Original Lease Facility at October 26, 2003, October 27, 2002 and January 26, 2003, respectively, with financed values of $13.8, $93.8 and $36.3. The Company has recorded $12.9, $48.7 and $19.0 of the amounts under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets at October 26, 2003, October 27, 2002 and January 26, 2003, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of October 26, 2003. In the third quarter of 2003, the Company permanently financed, through long-term leases, two properties that had been financed through the Original Lease Facility with a total value of approximately $6.1, which had been capitalized.

As of October 26, 2003 the Company was in compliance with all debt covenants contained within the Credit Agreement, Notes and Lease Financing Facilities described above.

NOTE 4 - STOCK-BASED BENEFIT PLANS

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

	13 WEEKS ENDED		39 WEEKS ENDED
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002
Net income (loss), as reported	$0.5	$(1.8)	$0.2	$5.5
Add: Stock-based employee expense
included in reported net income,
net of related tax effects	-	-	-	-
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of tax	3.1	3.9	6.1	8.6

Pro-forma net income (loss)	$(2.6)	$(5.7)	$(5.9)	$(3.1)

Earnings (loss) per share:
Basic -- as reported	$0.01	$(0.02)	$-	$0.07
Basic -- pro-forma	$(0.03)	$(0.07)	$(0.08)	$(0.04)
Diluted -- as reported	$0.01	$(0.02)	$-	$0.07
Diluted -- pro-forma	$(0.03)	$(0.07)	$(0.08)	$(0.04)

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

NOTE 5 - SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, International Borders and Books etc. stores, Walden stores, and Corporate (consisting of the unallocated portion of interest expense and certain corporate governance costs).

Segment data includes charges allocating certain corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded at cost. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $72.2 and $74.1 at October 26, 2003 and October 27, 2002, respectively, whose related depreciation expense has been allocated to the Borders and Waldenbooks segments. Depreciation expense allocated to the Borders segment totaled $2.8 and $2.5 for the 13 weeks ended October 26, 2003 and October 27, 2002, respectively, and $8.6 and $7.1 for the 39 weeks ended October 26, 2003 and October 27, 2002, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.4 and $1.3 for the 13 weeks ended October 26, 2003 and October 27, 2002, respectively, and $4.4 and $3.9 for the 39 weeks ended October 26, 2003 and October 27, 2002, respectively.

	13 WEEKS ENDED		39 WEEKS ENDED
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002
Sales
Borders	$551.7	$511.8	$1,643.2	$1,559.9
Walden	161.5	164.6	480.5	502.9
International	94.7	73.4	262.5	202.3

Total sales	$807.9	$749.8	$2,386.2	$2,265.1

Net income (loss)
Borders	$7.4	$6.3	$22.8	$29.3
Walden	0.7	(0.8)	3.8	(0.2)
International	(2.1)	(3.6)	(9.8)	(13.5)
Corporate	(5.5)	(3.7)	(16.6)	(10.1)

Total net income (loss)	$0.5	$(1.8)	$0.2	$5.5

Total assets
Borders			$1,476.1	$1,468.8
Walden			413.2	447.1
International			366.4	320.9
Corporate			154.8	97.8

Total assets			$2,410.5	$2,334.6

NOTE 6 – NEW ACCOUNTING GUIDANCE

In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior year’s vendor

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per common share data)

consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.3 of excess vendor consideration as a reduction to its inventory balance in the first quarter of 2003.

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

The Company leases two properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at October 26, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at October 26, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At October 26, 2003, the maximum loss that the Company could incur under these guarantees approximated $13.8.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIE through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at October 26, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At October 26, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0.

The Company expects to begin consolidating the four VIEs mentioned above in the quarter ending January 25, 2004, because it believes it is the VIEs’ primary beneficiary under FIN 46‘s requirements. At January 25, 2004, consolidation of these VIEs would have the effect of increasing property and equipment by $7.0, net of accumulated depreciation of $1.6, and increasing long-term capital lease and financing obligations by $6.9. Minority interests of $1.7 would also be reported, and the Company would record a charge of $1.0, net of tax, as a cumulative effect of change in accounting principle.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 26, 2003, the Company operated 473 superstores primarily under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 750 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving international growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow at Waldenbooks by containing costs. Specifically, the Company opened 32 domestic Borders stores in 2003 and expects to open a reduced number in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately six to eight international store openings annually. Full year profitability is expected to be achieved by the International segment in 2004. The Waldenbooks segment has experienced decreased comparable sales percentages for the past several years primarily due to the overall decrease in mall traffic and the impact of superstore openings. As a result, the Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2003. In addition, the Company plans to provide returns to shareholders through dividends (recently announced) and share repurchases by utilizing free cash flow generation by the business. In May 2003, the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). In November 2003, the Board of Directors declared a quarterly dividend of $0.08 per share on the Company’s common stock, payable January 28, 2004 to shareholders of record at the close of business January 7, 2004. The Company intends to pay regular quarterly dividends, subject to Board approval, going forward.

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

In November of 2003, the Company announced a multi-year extension of the Mirror Sites and Express In-Store Pick Up agreements with Amazon.

In August of 2003, the Company entered into an agreement with FAO, Inc. (FAO), a specialty retailer of toys and juvenile products in the United States, by which Borders would provide certain books, music and movies to FAO for sale in its FAO Schwarz, Zany Brainy and The Right Start stores. FAO in turn would provide certain products from its assortment for sale within Borders superstores. Borders shipped merchandise related to this agreement to FAO in late October 2003. In early December 2003, FAO filed voluntary petitions under Chapter 11 of the Bankruptcy Code for itself and its operating subsidiaries ZB Company, Inc. and FAO Schwarz, Inc. FAO disclosed that, at the request of its lenders, it had engaged liquidators to sell inventory of all three of its brands pending the outcome of its efforts to find buyers for the FAO Schwarz and The Right Start businesses. As result, the Company may be required to write-off a net receivable, totaling $1.4 million net of tax, for the merchandise shipped to FAO.

The Company’s third quarters of 2003 and 2002 consisted of the 13 weeks ended October 26, 2003 and October 27, 2002, respectively.

Results of Operations

The following table presents the Company’s consolidated statement of operations data, as a percentage of sales, for the periods indicated.

	13 WEEKS ENDED		39 WEEKS ENDED
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	0.9	0.9	0.9

Total revenue	101.1	100.9	100.9	100.9
Cost of merchandise sold (including occupancy)	75.6	75.2	75.5	74.7
Inventory writedowns	-	-	-	-

Gross margin	25.5	25.7	25.4	26.2
Selling, general and administrative expenses	24.9	25.2	24.9	25.2
Pre-opening expense	0.3	0.4	0.2	0.2
Asset impairments and other writedowns	(0.1)	-	-	-

Operating income	0.4	0.1	0.3	0.8
Interest expense	0.3	0.5	0.3	0.4

Income (loss) before income tax	0.1	(0.4)	-	0.4
Income tax	-	(0.2)	-	0.2

Net income (loss)	0.1%	(0.2)%	-%	0.2%

Consolidated Results -- Comparison of the 13 weeks ended October 26, 2003 to the 13 weeks ended October 27, 2002

Sales
Consolidated sales increased $58.1 million, or 7.7%, to $807.9 million in 2003 from $749.8 million in 2002. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores and an increase in Borders’ comparable store sales. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures. Please see “Segment Results” for a detailed discussion of the changes in sales.

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

Gross margin
Consolidated gross margin increased $12.7 million, or 6.6%, to $205.7 million in 2003 from $193.0 million in 2002. As a percentage of sales, however, it decreased to 25.5% in 2003 from 25.7% in 2002. This primarily resulted from a decrease in gross margin as a percentage of sales for the Borders segment (and to a lesser extent, a decrease in the International segment), partially offset by a slight increase in the Waldenbooks segment. The decline in the Borders and International segments was primarily due to increased occupancy costs as a percentage of sales and increased bestseller discounts.

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

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (SG&A) increased $11.7 million, or 6.2%, to $201.0 million in 2003 from $189.3 million in 2002. As a percentage of sales, however, it decreased to 24.9% in 2003 from 25.2% in 2002. This decrease primarily resulted from decreases in SG&A expenses as a percentage of sales for the Waldenbooks and International segments. The Waldenbooks’ decrease was primarily due to a decrease in store operating expenses as a percentage of sales as a result of disciplined cost controls and decreased administrative expenses. International SG&A expenses as a percentage of sales improved as the result of store payroll expenses, store operating expenses and other administrative expenses increasing at rates less than sales growth.

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

Asset impairments and other writedowns
In the third quarter of 2003, Borders recognized as income an insurance reimbursement of $1.5 million related to the September 11, 2001 loss of the Borders store in the World Trade Center. Of this, $0.9 million was related to asset impairments and other writedowns, $ 0.3 million was related to pre-opening expenses and $0.3 million was related to business interruption coverage.

Partially offsetting the reimbursement was $0.3 million in store closure costs incurred by Waldenbooks.

Interest expense
Consolidated interest expense decreased $1.6 million, or 42.1%, to $2.2 million in 2003 from $3.8 million in 2002. This was primarily due to lower average debt levels in 2003 as compared to 2002, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes
The Company’s effective tax rate was 38.0% in 2003 and 2002.

Net income (loss)
Due to the factors mentioned above, net income as a percentage of sales increased to 0.1% in 2003 from a net loss of (0.2)% in 2002, and net income dollars increased to $0.5 million in 2003 from a net loss of $(1.8) million in 2002.

Consolidated Results -- Comparison of the 39 weeks ended October 26, 2003 to the 39 weeks ended October 27, 2002

Sales
Consolidated sales increased $121.1 million, or 5.3%, to $2,386.2 million in 2003 from $2,265.1 million in 2002. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores, partially offset by a decrease in Borders’ comparable store sales. A decrease in sales of the Waldenbooks segment also partially offset the increase in consolidated sales, due primarily to store closures and a decrease in comparable store sales. Please see “Segment Results” for a detailed discussion of the changes in sales.

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

Gross margin
Consolidated gross margin increased $13.7 million, or 2.3%, to $606.3 million in 2003 from $592.6 million in 2002. As a percentage of sales, consolidated gross margin decreased to 25.4% in 2003 from 26.2% in 2002. This was primarily due to a decrease in Borders (and to a lesser extent International) gross margin as a percentage of sales partially offset by an increase in the Waldenbooks gross margin percentage. In the Borders segment, the reduction was primarily due to increased occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined, and increased bestseller discounts. In the Waldenbooks segment, the improvement was due to lower distribution costs as a percentage of sales, related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage) and a decrease in store occupancy costs as a percentage of sales.

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

Selling, general and administrative expenses
Consolidated SG&A increased $23.1 million, or 4.0%, to $593.5 million in 2003 from $570.4 million in 2002. As a percentage of sales, SG&A decreased to 24.9% in 2003 from 25.2% in 2002. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the International and Waldenbooks’ segments, while the Borders segment remained flat. The improvement in the International segment was primarily the result of store and administrative payroll costs, store operating expenses and corporate administrative expenses increasing at rates less than the sales growth. The Waldenbooks improvement was primarily due to decreased store operating expenses and administrative expenses.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, advertising, referral fee income and other.

Asset impairments and other writedowns
In the second quarter of 2003, Waldenbooks incurred store closure costs of $0.6 million.

In the third quarter of 2003, Borders recognized as income an insurance reimbursement of $1.5 million related to the September 11, 2001 loss of the Borders store in the World Trade Center. Of this, $0.9 million was related to asset impairments and other writedowns, $0.3 million was related to pre-opening expenses already incurred and $0.3 million was related to business interruption coverage.

Partially offsetting the third quarter Borders reimbursement was $0.3 million in store closure costs incurred by Waldenbooks.

Interest expense
Consolidated interest expense decreased $1.7 million, or 19.5%, to $7.0 million in 2003 from $8.7 million in 2002. This was primarily due to lower average debt levels in 2003 as compared to 2002, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes
The Company’s effective tax rate was 38.0% in 2003 and 2002.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 0.0% in 2003 from 0.2% in 2002, and net income dollars decreased to $0.2 million in 2003 from $5.5 million in 2002.

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

	13 WEEKS ENDED		39 WEEKS ENDED
Borders	October 26,	October 27,	October 26,	October 27,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$551.7	$511.8	$1,643.2	$1,559.9
Net income	$7.4	$6.3	$22.8	$29.3
Net income as % of sales	1.3%	1.2%	1.4%	1.9%
Depreciation expense	$17.7	$16.6	$52.4	$49.2
Interest (income) expense	$(0.1)	$1.4	$(1.4)	$2.0
Store openings	16	15	32	28
Store closings	-	-	-	-
Store count	436	391	436	391

Comparison of the 13 weeks ended October 26, 2003 to the 13 weeks ended October 27, 2002

Sales
Borders’ sales increased $39.9 million, or 7.8%, to $551.7 million in 2003 from $511.8 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings of $36.4 million and comparable store sales increases of $3.5 million.

Comparable store sales increased 1.5% in 2003. Borders’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are fourteen, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2003 was due primarily to the book, movie, and gifts and stationery categories, which experienced strong positive comparable store sales, partially offset by negative comparable store sales in the music category. Sales of books improved on a comparable store basis as a result of several factors including the improved retail environment, more popular new releases, and the Company’s continued implementation of category plans. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The decrease in the music category was primarily the result of the sale of fewer popular releases in the current year as compared to the prior year. The impact of price changes on comparable store sales was not significant.

Gross margin
Gross margin as a percentage of sales decreased 0.3% in 2003 compared to 2002. The largest contributor to this decrease was a 0.6% increase in store occupancy costs as a percentage of sales primarily as a result of the stores’ rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores’ rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility. In addition, the gross margin percentage decreased approximately 0.2% due to increased bestseller discounts. Offsetting these items was an increase in other revenues from third party café vendors of 0.3% and other decreased costs of 0.2%. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased approximately 6.6% in 2003 primarily due to new store openings, partially offset by the decrease in gross margin percentage noted above.

Selling, general and administrative expenses
SG&A as a percentage of sales remained flat in 2003 compared to 2002. This was primarily the result of a decrease of 0.4% of administrative costs as a percentage of sales, offset by a 0.3% increase in store operating expenses and an increase of 0.1% corporate administrative payroll costs as a percentage of sales.

SG&A dollars increased approximately 7.9% in 2003 primarily due to new store openings and the increased store payroll and operating expenses required.

Asset impairments and other writedowns
In the third quarter of 2003, Borders recognized as income an insurance reimbursement of $1.5 million related to the September 11, 2001 loss of the Borders store in the World Trade Center. Of this, $0.9 million related to asset impairments and other writedowns, $0.3 million related to pre-opening expenses already incurred and $0.3 million related to business interruption coverage.

Depreciation expense
Depreciation expense increased $1.1 million, or 6.6%, to $17.7 million in 2003 from $16.6 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest (income) expense
Interest income increased $1.5 million, or 107.1%, to income of $(0.1) million in 2003 from an expense of $1.4 million in 2002. This was due to the generation of positive cash flow.

Net income
Due to the factors mentioned above, net income as a percentage of sales increased to 1.3% in 2003 from 1.2% in 2002, and net income dollars increased to $7.4 million in 2003 from $6.3 million in 2002.

Comparison of the 39 weeks ended October 26, 2003 to the 39 weeks ended October 27, 2002

Sales
Borders’ sales increased $83.3 million, or 5.3%, to $1,643.2 million in 2003 from $1,559.9 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings of $103.7 million and comparable store sales decreases of $20.4 million.

Comparable store sales decreased 0.6% in 2003. The comparable store sales decrease for 2003 was due primarily to the war in Iraq impacting an already slow economy and difficult retail sales environment. The resulting reduction in customer traffic led to decreased comparable sales across most categories including the two largest, books and music. Partially offsetting the weakness in the music and book categories, however, were increased comparable store sales in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Gross margin
Gross margin as a percentage of sales decreased 1.0% in 2003 compared to 2002, primarily due to higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 0.7% as a result of the stores’ rent expense representing a higher percentage of sales. This was primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales declined. In addition, stores’ rent costs represented a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility. In addition, gross margin as a percentage of sales declined due to increased product costs of 0.5% as a result of increased bestseller discounts. Offsetting these increased expenses was an increase in other revenues from third party café vendors of 0.1% and a decrease in distribution costs of 0.1%. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased $6.3 million, or 1.4%, to $440.7 million in 2003 from $434.4 million in 2002, which was primarily due to the increase in sales dollars partially offset by the decrease in the gross margin percentage.

Selling, general and administrative expenses
SG&A as a percentage of sales remained flat in 2003 compared to 2002.

SG&A dollars increased approximately 5.2% in 2003 primarily due to new store openings and the increased store payroll and operating expenses required.

Asset impairments and other writedowns
In the third quarter of 2003, Borders recognized as income an insurance reimbursement of $1.5 million related to the September 11, 2001 loss of the Borders store in the World Trade Center. Of this, $0.9 million related to asset impairments and other writedowns, $0.3 million related to pre-opening expenses already incurred and $0.3 million related to business interruption coverage.

Depreciation expense
Depreciation and amortization expense increased $3.2 million, or 6.5%, to $52.4 million in 2003 from $49.2 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest (income) expense
Interest income increased $3.4 million, or 170.0%, to income of $(1.4) million in 2003 from an expense of $2.0 million in 2002. This was due to the generation of positive cash flow.

Net income
Due to the factors mentioned above, net income as a percentage of sales decreased to 1.4% in 2003 from 1.9% in 2002, and net income dollars decreased to $22.8 million in 2003 from $29.3 million in 2002.

	13 WEEKS ENDED		39 WEEKS ENDED
Waldenbooks	October 26,	October 27,	October 26,	October 27,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$161.5	$164.6	$480.5	$502.9
Other revenue	$6.0	$6.3	$18.0	$18.9
Net income (loss)	$0.7	$(0.8)	$3.8	$(0.2)
Net income (loss) as % of sales	0.4%	(0.5)%	0.8%	0.0%
Depreciation expense	$4.0	$4.5	$12.1	$13.6
Interest income	$9.7	$8.2	$28.3	$24.6
Store openings	-	3	4	3
Store closings	9	5	32	21
Store count	750	809	750	809

Comparison of the 13 weeks ended October 26, 2003 to the 13 weeks ended October 27, 2002

Sales
Waldenbooks’ sales decreased $3.1 million, or 1.9%, to $161.5 million in 2003 from $164.6 million in 2002. This decrease was comprised of increased comparable store sales of $2.3 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $5.4 million.

Comparable store sales increased 1.3% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales increase for 2003 was due primarily to the success of the Company’s strategy to optimize Waldenbooks’ store base by closing underperforming stores. Sales of books also aided the improvement of comparable store sales as a result of more popular new releases.

Other revenue
Waldenbooks’ other revenue consists of membership income from the Preferred Reader Program. Other revenue dollars decreased 0.5% from $6.0 million in 2003 and $6.3 million in 2002.

Gross margin
Gross margin as a percentage of sales increased 0.1% in 2003 as compared to 2002, primarily due to a decrease of 0.9% in store rent expense as a percentage of sales, resulting from the optimization of the store base. Also contributing to this improvement was a decrease of 0.4% in distribution costs, related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage). This was offset by a 1.2% increase in product costs as a percentage of sales, due to increased bestseller discounts. Overall, Waldenbooks’ merchandise mix did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars decreased approximately 1.6% in 2003, primarily due to store closings, partially offset by the increase in gross margin percentage.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased 0.7% in 2003 compared to 2002. This decrease was primarily due to decreased store operating expenses of 0.6% and decreased administrative expenses of 0.3%. Partially offsetting these factors was a 0.1% increase in store payroll expenses and increased administrative payroll costs of 0.1% as a percentage of sales.

SG&A dollars decreased 1.2% in 2003 primarily due to store closings and the decrease in SG&A percentage discussed above.

Asset impairments and other writedowns
In the third quarter of 2003, Waldenbooks incurred $0.3 million in store closure costs, while there were no charges incurred in 2002.

Depreciation expense
Depreciation expense decreased $0.5 million, or 11.1%, to $4.0 million in 2003 from $4.5 million in 2002, primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income
Interest income increased $1.5 million, or 18.3%, to $9.7 million in 2003 from $8.2 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income (loss)
Due to the factors mentioned above, net income as a percentage of sales increased to 0.4% in 2003 from a loss of (0.5)% in 2002, while net income dollars increased $1.5 million to $0.7 million in 2003 from a loss of $(0.8) million in 2002.

Comparison of the 39 weeks ended October 26, 2003 to the 39 weeks ended October 27, 2002

Sales
Waldenbooks’ sales decreased $22.4 million, or 4.5%, to $480.5 million in 2003 from $502.9 million in 2002. This decrease was comprised of decreased comparable store sales of $6.5 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $15.9 million.

Comparable store sales decreased 1.3% in 2003. The comparable store sales decrease for 2003 was due primarily to decreased mall traffic and the impact of superstore openings.

Other revenue
Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, was largely consistent in 2003 with 2002.

Other revenue dollars were $18.0 million in 2003 and $18.9 million in 2002.

Gross margin
Gross margin as a percentage of sales increased approximately 0.2% in 2003 as compared to 2002. Contributing to this improvement was a decrease of 0.2% in distribution costs, related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage) and a decrease in store occupancy costs of 0.1% due to store closures. These factors were partially offset by a 0.1% increase in product costs. Overall, Waldenbooks’ merchandise mix did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars decreased approximately 3.9% in 2003, primarily due to store closings and the decrease in comparable store sales, partially offset by the increase in gross margin percentage.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased 0.4% in 2003 compared to 2002. This decrease was primarily due to decreased store operating expenses of 0.5% and decreased corporate administrative expenses of 0.3%. Partially offsetting these factors was a 0.2% increase in store payroll expenses, an increase of 0.1% corporate administrative payroll costs as a percentage of sales and decreased vendor-advertising income of 0.1% as a percentage of sales.

SG&A dollars decreased 5.8% in 2003 primarily due to store closings.

Asset impairments and other writedowns
During the first 39 weeks of 2003, Waldenbooks incurred store closure costs of $0.9 million, while there were no charges incurred during the first 39 weeks 2002.

Depreciation expense
Depreciation expense decreased $1.5 million, or 11.0%, to $12.1 million in 2003 from $13.6 million in 2002. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income
Interest income increased $3.7 million, or 15.0%, to $28.3 million in 2003 from $24.6 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income (loss)
Due to the factors mentioned above, net income as a percentage of sales increased to 0.8% in 2003 from 0.0% in 2002, while net income dollars increased $4.0 million, to $3.8 million in 2003 from a loss of $(0.2) million in 2002.

	13 WEEKS ENDED		39 WEEKS ENDED
International	October 26,	October 27,	October 26,	October 27,
(dollar amounts in millions)	2003	2002	2003	2002

Sales	$94.7	$73.4	$262.5	$202.3
Net loss	$(2.1)	$(3.6)	$(9.8)	$(13.5)
Net loss as % of sales	(2.2)%	(4.9)%	(3.7)%	(6.7)%
Depreciation expense	$3.0	$2.3	$8.8	$6.9
Interest expense	$4.7	$4.5	$14.0	$12.5
Superstore store openings	2	6	7	7
Superstore store count	37	29	37	29
Books etc. store openings	1	1	1	1
Books etc. store closings	-	-	2	-
Books etc. store count	36	37	36	37

Comparison of the 13 weeks ended October 26, 2003 to the 13 weeks ended October 27, 2002

Sales
International sales increased $21.3 million, or 29.0%, to $94.7 million in 2003 from $73.4 million in 2002. This is primarily the result of new superstore openings, and to a lesser extent, comparable store sales increases (which include all stores open more than one year).

The impact of price changes on comparable store sales was also not significant.

Gross margin
Gross margin as a percentage of sales decreased 0.6% in 2003 as compared to 2002, due primarily to an increase in store occupancy costs of 1.3% as a percentage of sales, offset by a decrease in product costs of 0.7% as a percentage of sales. The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased approximately 26.0% in 2003 primarily due to new store openings.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased 1.9% in 2003 compared to 2002. This improvement was primarily the result of decreased store payroll costs of 1.3%, store operating expenses of 0.5% and administrative payroll of 0.5% as a percentage of sales. These decreases as a percentage of sales were due to the aforementioned costs increasing at rates less than sales growth. Partially offsetting these decreases was an increase in administrative expenses of 0.4% as a percentage of sales.

SG&A dollars increased 17.8% in 2003 primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense
Depreciation expense increased $0.7 million, or 30.4%, to $3.0 million in 2003 from $2.3 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense
Interest expense increased $0.2 million, or 4.4%, to $4.7 million in 2003 from $4.5 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss
Due to the factors mentioned above, net loss as a percentage of sales decreased to 2.2% in 2003 as compared to 4.9% in 2002, and net loss dollars decreased $1.5 million, or 41.7%, to $2.1 million in 2003 from $3.6 million in 2002.

Comparison of the 39 weeks ended October 26, 2003 to the 39 weeks ended October 27, 2002

Sales
International sales increased $60.2 million, or 29.8%, to $262.5 million in 2003 from $202.3 million in 2002. This is primarily the result of new superstore openings. In 2003, the Company opened seven international superstores and one Books etc. store in the United Kingdom.

The impact of price changes on comparable store sales was also not significant.

Gross margin
Gross margin as a percentage of sales decreased 0.1% in 2003 as compared to 2002, primarily the result of a 1.0% increase in store occupancy costs as a percentage of sales, partially offset by an increase in third party café income of 0.9% as a percentage of sales. The overall mix of book, music, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased approximately 28.5% in 2003 primarily due to new store openings.

Selling, general and administrative expenses
SG&A as a percentage of sales decreased approximately 2.6% in 2003 compared to 2002. This improvement was primarily the result of decreased store payroll costs of 1.1%, store operating expenses of 0.5%, administrative payroll of 0.6%, and administrative expenses of 0.4% as a percentage of sales. These decreases as a percentage of sales were due to the aforementioned costs increasing at rates less than sales growth.

SG&A dollars increased approximately 15.8% in 2003 primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense
Depreciation and amortization expense increased $1.9 million, or 27.5%, to $8.8 million in 2003 from $6.9 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense
Interest expense increased $1.5 million, or 12.0%, to $14.0 million in 2003 from $12.5 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net loss
Due to the factors mentioned above, net loss as a percentage of sales decreased to 3.7% in 2003 as compared to 6.7% in 2002, and net loss dollars decreased $3.7 million, or 27.4%, to $9.8 million in 2003 from $13.5 million in 2002.

	13 WEEKS ENDED		39 WEEKS ENDED
Corporate	October 26,	October 27,	October 26,	October 27,
(dollar amounts in millions)	2003	2002	2003	2002

Net loss	$(5.5)	$(3.7)	$(16.6)	$(10.1)
Interest expense	$7.3	$6.1	$22.7	$18.8

Comparison of the 13 weeks ended October 26, 2003 to the 13 weeks ended October 27, 2002

Net loss consists of various corporate governance costs and income. Net loss dollars increased $1.8 million, or 48.6%, to $5.5 million in 2003 from $3.7 million in 2002. This was primarily due to increases in interest expense and various governance costs as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

Comparison of the 39 weeks ended October 26, 2003 to the 39 weeks ended October 27, 2002

Net loss consists of various corporate governance costs and income. Net loss dollars decreased $6.5 million, or 64.4%, to $16.6 million in 2003 from $10.1 million in 2002. This was primarily due to an increase in corporate general and administrative payroll costs, an increase in various governance costs, and an increase in interest as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store web-based commerce technologies, and corporate information technology spending.

Net cash used for operations was $84.3 million and $117.8 million for the 39 weeks ended October 26, 2003 and October 27, 2002, respectively. Operating cash inflows for the period primarily reflects operating results net of non-cash depreciation, as well as an increase in accounts payable and a decrease in accounts receivable. Operating cash outflows for the period primarily resulted from increases in inventory and prepaid expenses, as well as decreases in expenses payable, accrued liabilities, other long-term assets and liabilities and taxes payable during the period.

Net cash used for investing was $79.5 million and $85.7 million for the 39 weeks ended October 26, 2003 and October 27, 2002, respectively, which primarily funded capital expenditures for new stores, the refurbishment of existing stores and technology investments.

Net cash provided by financing was $2.8 million and $80.5 million for the 39 weeks ended October 26, 2003 and October 27, 2002, respectively, resulting primarily from borrowings on the Company’s Credit Agreement and proceeds from the exercise of employee stock options, partially offset by the Company’s repurchase of stock.

The Company expects capital expenditures to be approximately $105.0 million to $115.0 million for the full year of 2003, resulting primarily from new domestic superstore openings. In addition, capital expenditures will result from international store openings, refurbishment of a number of existing stores, and investment in information technology spending. The Company has opened 32 domestic Borders superstores and seven international stores in 2003. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.1 million, inventory requirements (net of related accounts payable) of $1.1 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Credit Agreement. The Company believes funds generated from operations and borrowings under the Credit Agreement will be sufficient to fund its anticipated capital requirements for the next several years.

In May 2003, the Board of Directors authorized an increase in the Company’s share repurchase program to $150.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). During the 39 weeks ended October 26, 2003 and October 27, 2002, $31.5 million and $64.0 million of common stock was repurchased, respectively. The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $152.1 million. The Company plans to continue the repurchase of its common stock, subject to the Company’s market conditions and trading.

In November 2003, the Board of Directors declared a quarterly dividend of $0.08 per share, which equals approximately $6.0 million, on the Company’s common stock, payable January 28, 2004 to shareholders of record at the close of business January 7, 2004. The Company intends to pay regular quarterly dividends, subject to Board approval, going forward.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, dispose of assets, repurchase its common stock and/or declare dividends in excess of an aggregate $225.0 million over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. As of October 26, 2003 the Company was in compliance with all covenants contained within this agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of October 26, 2003 the Company was in compliance with all covenants contained within this agreement.

In August 2003, the Company entered into an interest rate swap, which effectively converted the fixed interest rate on the Company’s Notes to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company has designated this swap agreement as a fair market value hedge. The notional amount of the swap agreement is $50.0, and it expires concurrently with the due date of the Notes.

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

There were 2, 21 and 7 properties financed through the Original Lease Facility at October 26, 2003, October 27, 2002 and January 26, 2003, respectively, with financed values of $13.8 million, $93.8 million and $36.3 million. The Company has recorded $12.9 million, $48.7 million and $19.0 million of the amounts under the Original Lease Facility as capitalized leases under “Other assets” (for the capital lease assets) and “Long-term capital lease and financing obligations” (for the capital lease liabilities) on the consolidated balance sheets at October 26, 2003, October 27, 2002 and January 26, 2003, respectively. These amounts have been treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of October 26, 2003. In the third quarter of 2003, the Company permanently financed, through long-term leases, two properties that had been financed through the Original Lease Facility with a total value of approximately $6.1 million, which had been capitalized.

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

The following table summarizes the Company's significant financing and lease obligations at October 26, 2003:

			Fiscal Year
				2008 and
(dollars in millions)	2003	2004-2005	2006-2007	thereafter	Total

Credit Agreement borrowings	$136.9	$--	$--	$--	$136.9
Capital lease obligations	--	2.1	2.1	--	4.2
Operating lease obligations	81.0	613.9	574.2	2,452.4	3,721.5
Senior guaranteed notes	--	--	50.7	--	50.7

Total	$217.9	$616.0	$627.0	$2,452.4	$3,913.3

Lease Facility guarantees (1)	$13.8	$--	$--	$--	$13.8

(1) Includes $12.9 million treated as capital lease and financing obligations.

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $81.4 million and $83.4 million as of October 26, 2003 and October 27, 2002, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

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

Furthermore, properties financed through the Lease Financing Facilities are evaluated under various accounting literature including EITF 92-1, “Allocation of Residual Value or First-Loss Guarantee to Minimum Lease Payments in Leases Involving Land and Buildings”, EITF 97-1, “Implementation Issues in Accounting for Lease Transactions Including those Involving Special Purpose Entities”, and EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, among others. Based on the results of analysis performed by the Company, leases of the properties financed through the Original Lease Facility at October 26, 2003 are recorded as capital leases in the consolidated financial statements of the Company.

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

The Company leases two properties from unconsolidated variable interest entities (VIEs) that had borrowings outstanding under the Original Lease Facility at October 26, 2003. Third parties have invested capital at risk equal to or in excess of 5% of the assets of the VIEs, with the remainder being financed through borrowings under the Original Lease Facility. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at October 26, 2003. Rather, the Company accounts for these arrangements as capital leases. Accordingly, the capitalizable portion of the leased facilities and the related borrowings are reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At October 26, 2003, the maximum loss that the Company could incur under these guarantees approximated $13.8 million.

The Company also leases two properties from unconsolidated VIEs that had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIE through long-term leases during the first quarter of 2003. Third parties have invested capital at risk equal to 5% of the assets of the VIEs, with the remainder being financed through borrowings unrelated to the Lease Financing Facilities. This, and certain other criteria, allow the Company not to consolidate the VIEs in the Company’s financial statements at October 26, 2003. Rather, the Company accounts for these arrangements as operating leases. Accordingly, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. Independent of the Company’s obligations relating to these leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. At October 26, 2003, the maximum loss that the Company could incur under these guarantees approximated $6.0 million.

The Company expects to begin consolidating the four VIEs mentioned above in the quarter ending January 25, 2004, because it believes it is the VIEs’ primary beneficiary under FIN 46‘s requirements. At January 25, 2004, consolidation of these VIEs would have the effect of increasing property and equipment by $7.0 million, net of accumulated depreciation of $1.6, and increasing long-term capital lease and financing obligations by $6.9. Minority interests of $1.7 million would also be reported, and the Company would record a charge of $1.0 million, net of tax, as a cumulative effect of change in accounting principle.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s Form 10-K Annual Report for the fiscal year ended January 26, 2003, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect since the filing of the Company’s Form 10-Q Report for the fiscal quarter ended July 27, 2003 except as follows:

With respect to the claims of certain states and private litigants attempting to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce, the Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the State of Illinois under the Illinois False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Company’s Mirror Site Agreement with Amazon. The action, including the relief sought, is similar to the actions in Tennessee and Nevada described in the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 2003 and its 10-Q Report for the fiscal quarter ended July 27, 2003, respectively. Also, the Tennessee action has been dismissed by the court, but the appeal period has not yet expired.

On September 30, 2003, the Court in the Intimate Bookshop litigation granted the Motion For Summary Judgment of the Company and Barnes & Noble, Inc. and subsequently dismissed the case. Intimate has filed a Notice of Appeal.

Although an adverse resolution the lawsuits or claims described or referred to above could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that any such litigation or claims will have a material effect on its liquidity or financial position.

In addition to the matters described or referred to above, the Company is from time to time involved in or affected by other litigation and claims incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, action which are asserted to be maintainable as class action suits) the Company does not believe that any such other litigation or claims will have a material adverse effect on its liquidity, financial position or results of operations.

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
Subsequent to the 13 weeks ended October 26, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on November 20, 2003, furnished a press release with earnings information for the quarter ended October 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(Registrant)

Date: December 10, 2003	By: /s/ Edward W. Wilhelm
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
Subsequent to the 13 weeks ended October 26, 2003 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on November 20, 2003, furnished a press release with earnings information for the quarter ended October 26, 2003.