Form 10-K
period 2004-01-25
BORDERS GROUP INC
filed 2004-03-26
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to                   .

Commission File Number 1-13740

BORDERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3294588 (I.R.S. Employer Identification No.)

100 Phoenix Drive, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip code)

(734) 477-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the act:

Title of Class	Name of Exchange on which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,387,051,607 based upon the closing market price of $17.95 per share of Common Stock on the New York Stock Exchange as of July 25, 2003.

Number of shares of Common Stock outstanding as of March 23, 2004: 78,316,235

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the May 20, 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

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

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 25, 2004, the Company operated 482 superstores under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 716 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 36 bookstores under the Books etc. name in the United Kingdom.

Segment Information

The Company is organized based upon the following operating segments: domestic Borders stores, International Borders and Books etc. stores, Waldenbooks stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs).

Borders

Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. A key element of the Company’s strategy is to continue its growth and increase its profitability through the ongoing expansion and refinement of its Borders superstore operations. In 2003, the Company opened 41 new Borders superstores, achieved average sales per square foot of $229 and average sales per superstore of $5.8 million. Borders superstores also achieved compound annual net sales growth of 5.4%, 8.0% and 13.6% for the three years ended January 25, 2004, January 26, 2003 and January 27, 2002, respectively.

Each Borders superstore offers customers a vast assortment of books, music and movies, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 97,000 book titles, with individual store selections ranging from 59,000 titles to 176,000 titles, across numerous categories, including many hard-to-find titles. As of January 25, 2004, 435 of the 445 domestic Borders superstores were in a book, music and movie format, which also feature an extensive selection of pre-recorded music, with an emphasis on hard-to-find recordings and categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 26,000 titles of music and over 9,000 titles of movies.

Borders superstores average 25,200 square feet in size, including approximately 12,900 square feet devoted to books, 4,100 square feet devoted to music, 1,300 square feet devoted to a café, 800 square feet devoted to newsstand, 600 square feet devoted to movies and 200 square feet devoted to gifts and stationery. Stores opened in 2003 averaged 20,600 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

The number of Borders domestic stores located in each state and the District of Columbia as of January 25, 2004 are listed below:

Number of
State	Stores

Alaska	1
Arizona	10
California	70
Colorado	13
Connecticut	7
Delaware	2
District of Columbia	3
Florida	26
Georgia	15
Hawaii	6
Idaho	2
Illinois	32
Indiana	11
Iowa	3
Kansas	6
Kentucky	3
Louisiana	1
Maine	2
Maryland	11
Massachusetts	13
Michigan	17
Minnesota	8
Mississippi	1
Missouri	8
Montana	3
Nebraska	2
Nevada	6
New Hampshire	4
New Jersey	17
New Mexico	4
New York	24
North Carolina	8
Ohio	16
Oklahoma	4
Oregon	7
Pennsylvania	20
Rhode Island	2
South Dakota	1
Tennessee	6
Texas	18
Utah	4
Vermont	1
Virginia	11
Washington	9
West Virginia	1
Wisconsin	6

Total	445

Waldenbooks

Waldenbooks is the nation’s leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks generates cash flow that the Company uses to finance the Company’s growth initiatives. Waldenbooks achieved average sales per square foot of $275 and average sales per store of $1.1 million for 2003. Waldenbooks stores average approximately 3,900 square feet in size, and carry an average of 17,800 titles, ranging from 4,900 in an airport store to 29,900 in a large format store. Waldenbooks also operates one of the longest-running customer loyalty programs in the nation, the Preferred Reader Program.

The number of Waldenbooks stores located in each state and the District of Columbia as of January 25, 2004 are listed below:

Number of
State	Stores

Alabama	4
Alaska	5
Arizona	8
Arkansas	6
California	53
Colorado	11
Connecticut	13
Delaware	3
District of Columbia	2
Florida	41
Georgia	21
Hawaii	11
Idaho	3
Illinois	34
Indiana	16
Iowa	11
Kansas	7
Kentucky	10
Louisiana	6
Maine	2
Maryland	19
Massachusetts	23
Michigan	25
Minnesota	7
Mississippi	5
Missouri	14
Montana	4
Nebraska	5
Nevada	3
New Hampshire	5
New Jersey	23
New Mexico	2
New York	39
North Carolina	21
North Dakota	3
Ohio	38
Oklahoma	10
Oregon	9
Pennsylvania	50
Rhode Island	5
South Carolina	12
South Dakota	2
Tennessee	10
Texas	44
Utah	3
Vermont	4
Virginia	27
Washington	14
West Virginia	8
Wisconsin	13
Wyoming	2

Total	716

International

The Company’s International operations began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its International operations to establish a presence on four continents. The Company opened seven International superstores in 2003.

International superstores as of January 25, 2004 are listed below:

Number of
Country	Stores

Australia	9
New Zealand	1
Puerto Rico	2
Singapore	1
United Kingdom	24

Total	37

International superstores, which operate under the Borders name, achieved average sales per square foot of $340 and average sales per store of $9.2 million for 2003. International superstores range between 14,200 and 42,400 square feet in size, and are located in both city center as well as suburban locations. All International superstores offer book, music and movie products. Furthermore, the Company believes it has a competitive advantage due to its depth of system-driven assortment and level of service. In addition, all International superstores offer cafés. Those cafés located in the United Kingdom are licensed to and operated by Starbucks Coffee Company (U.K.) Limited. In addition, the Company licenses the gifts and stationery departments in its United Kingdom and Singapore superstores to Paperchase Products Limited. The Company owns 14.7% of Paperchase Products Limited. Currently, four of the 10 highest-volume Borders superstores are International stores.

The Company also operated 36 stores under the Books etc. name in the United Kingdom as of January 25, 2004, which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores primarily offer books and average 4,700 square feet in size, with the largest being 10,700 square feet and the smallest being 600 square feet.

Borders.com and Waldenbooks.com

From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com, Inc. (Amazon) for Amazon to develop and operate a Web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com Web site and the Internet. In 2002, the Company entered into an additional agreement with Amazon, for Amazon to develop and operate a Web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

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

Also in 2002, Borders entered into an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up the merchandise at Borders stores in the United States (Express In-Store Pick Up). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store. The Company also pays referral fees to Amazon pursuant to this agreement. This service was offered to customers beginning November 27, 2002.

In November of 2003, the Company announced a multi-year extension of the Mirror Sites and Express In-Store Pick Up agreements with Amazon.

Distribution

The Company believes that its centralized distribution system, consisting of 13 distribution facilities worldwide, combined with Borders’ use of its proprietary “expert” system to manage inventory, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 87% and 71% of the books carried by Borders and Waldenbooks, respectively, are processed through the Company’s distribution facilities. Approximately 85% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores. New release titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 95% of its music and movie inventory to its stores.

As of January 25, 2004, the Company utilized distribution centers in the following localities:

Locality, Country	Number

Auckland, New Zealand	1
California, United States	1
Indiana, United States	1
Ohio, United States	1
Pennsylvania, United States	1
Puerto Rico	2
Singapore	1
St. Columb, United Kingdom	1
Tennessee, United States	3
Victoria, Australia	1

Total	13

The Company has a 200,000 square-foot fulfillment center in La Vergne, Tennessee that supported Borders.com prior to August 2001. Pursuant to the Mirror Site agreement with Amazon as discussed above, Amazon assumed the fulfillment of online orders upon the transition to a co-branded site in August 2001. This fulfillment center also distributed the Company’s special order merchandise to Borders’ and Waldenbooks’ stores. Pursuant to a March 15, 2001 agreement, Ingram Book Group (Ingram) became the primary provider of book fulfillment services for the Company’s special order sales. The transaction included the sale to Ingram of a large percentage of the book inventory housed in this fulfillment center. The Company has since converted the La Vergne facility to support other products and retail store growth.

In general, books can be returned to their publishers at cost. Borders’ and Waldenbooks’ stores return books to the Company’s centralized returns center in Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.

Employees

As of January 25, 2004, the Company had a total of approximately 15,000 full-time employees and approximately 17,300 part-time employees. When hiring new employees, the Company considers a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. In general, the Company’s employees are not represented by unions, with the exception of the employees of two Borders stores. Employees of both stores elected to be represented by the United Food and Commercial Workers International Union (UFCW). The employees of one of these stores have ratified a two-year contract.

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

Relationship with Kmart

General. Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. On January 22, 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from Chapter 11 on May 6, 2003. Such filings have not affected the operations of the Company.

Kmart and the Company continue to have the following contractual relationships.

Tax Allocation and Indemnification Agreement: Prior to the completion of its initial public offering (IPO), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (Tax Allocation Agreement) the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart has agreed to pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company’s tax liability for previous years will not be affected by any increase or decrease in Kmart’s tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company’s separate company taxes.

Lease Guaranty Agreement: Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to an aggregate liability of $10.0 million or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0 million, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Gregory P. Josefowicz	51	Chairman, President and Chief Executive Officer
Vincent E. Altruda	54	President, Borders Stores Worldwide
Thomas D. Carney	57	Senior Vice President, General Counsel and Secretary
Daniel T. Smith	39	Senior Vice President, Human Resources
Michael G. Spinozzi	44	Executive Vice President, Chief Marketing Officer
Cedric J. Vanzura	40	President, Waldenbooks and Corporate Information Technology
Edward W. Wilhelm	45	Senior Vice President, Chief Financial Officer

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

Vincent E. Altruda has served as President of the Company’s International operations since December 1997 and as President of Borders Stores Worldwide since February 2004. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Operations.

Thomas D. Carney has been Senior Vice President, General Counsel and Secretary of the Company since December 1994. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit, Michigan.

Daniel T. Smith has served as Senior Vice President of Human Resources of the Company since March 2000. From April 1998 to March 2000, Mr. Smith served as Vice President of Human Resources of Waldenbooks. Mr. Smith served as Director of Human Resources for Waldenbooks from April 1996 to April 1998. He also served as Director of Compensation and Benefits of the Company from July 1995 to April 1996.

Michael G. Spinozzi has served as Executive Vice President and Chief Marketing Officer of the Company since January 2002. He also served as Senior Vice President of Sales and Marketing of Borders Stores from March 2001 to January 2002. Prior to joining the Company, he spent 19 years with Jewel-Osco stores, a food and drug retailer that is currently a division of Albertson’s, Inc., and was most recently Senior Vice President of Marketing and Merchandising.

Cedric J. Vanzura has served as President of Waldenbooks and Corporate Information Technology since March 2003. Prior to rejoining the Company, Mr. Vanzura served as Chief Strategy Officer, Information Systems and Services for General Motors Corporation from 2000 to 2003. He was President and Chief Operating Officer for Lifemasters, a national disease management provider, from 1999 to 2000. From 1994 to 1999, Mr. Vanzura served in a variety of management positions with the Company, most recently as President of Borders Online.

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

Expansion Strategy

The Company’s growth strategy is dependent principally on its ability to open new superstores and operate them profitably. The Company has been engaged in an aggressive expansion program, pursuant to which it has opened 41 domestic superstores in 2003. In 2004, however, the Company expects to open 18 to 20 domestic superstores. The Company is reducing the number of domestic superstore openings in order to ensure adequate focus and resources will be available for an expanded remodel program, through which the Company expects to complete major remodels of 40 to 50 existing stores. The Company has also opened seven International superstores in 2003, and expects to open six to eight International superstores in 2004.

In general, the rate of the Company’s expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and the Company’s ability to manage the operational aspects of its growth. It also depends upon the availability of adequate capital, which in turn depends in a large part upon cash flow generated by Borders and Waldenbooks.

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

Seasonality

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. During 2003, 35.5% of the Company’s sales and 96.4% of the Company’s operating income were generated in the fourth quarter. The

Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends.

Competition

The retail book business is highly competitive. Competition within the retail book industry is fragmented, with Borders facing direct competition from other national superstore operators, as well as regional chains and superstores. In addition, Borders and Waldenbooks compete with each other, as well as other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs and mass merchandisers. In the future, Borders and Waldenbooks may face additional competition from other categories of retailers entering the retail book market.

The music and movie businesses are also highly competitive and Borders faces competition from large established music chains, established movie chains, as well as specialty retail stores, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

The Internet has emerged as a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books and music over the Internet is highly competitive. In addition, the Company faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of music content.

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. In addition, sales are dependent on a hit-driven merchandising strategy. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its expansion strategy.

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

Potential for Uninsured Losses and/or Claims

The Company is subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, or floods, for which no, or limited, insurance coverage is maintained. The Company is also subject to risk of losses which may arise from adverse litigation results.

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

Availability of Information

The Company’s Web site is located at www.bordersgroupinc.com. The Company makes available on this Web site under “Investors”, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission. Also available on this Web site under “Investors”, free of charge, is a copy of the Company’s Code of Ethics Relating to Financial Reporting.

Item 2. Properties

Borders leases all of its stores. Borders’ store leases have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 25, 2004, the average unexpired term under Borders’ existing store leases in the United States was 12.6 years prior to the exercise of any options. The expiration of Borders’ leases for stores open at January 25, 2004 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or about January 31	Stores

2004	10
2005	6
2006	6
2007	7
2008	12
2009 and later	404

Total	445

Waldenbooks leases all of its stores. Waldenbooks’ store leases generally have an initial term of 10 years. At present, the average unexpired term under Waldenbooks’ existing store leases is approximately 2.5 years. The expiration of Waldenbooks’ leases for stores open at January 25, 2004 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or about January 31	Stores

2004	326
2005	95
2006	67
2007	46
2008	67
2009 and later	115

Total	716

The Company leases all of its International superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing International store leases is approximately 13.7 years. The expiration of International superstore leases for stores open at January 25, 2004 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or about January 31	Stores

2004	—
2005	1
2006	—
2007	1
2008	2
2009 and later	33

Total	37

Books etc. operated 36 stores in the United Kingdom as of January 25, 2004. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 10.4 years.

The Company leases a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

Item 3. Legal Proceedings

In August 1998, The Intimate Bookshop, Inc. (Intimate) and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Inc., and others alleging violations of the Robinson-Patman Act. On September 30, 2003, the Court granted the defendants’ Motion For Summary Judgment and dismissed the case. Intimate filed a Notice of Appeal and, on January 30, 2004, the matter was settled for an amount that is not material.

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Café. On January 28, 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has agreed to pay $3.5 million to resolve all claims asserted in the litigation.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court recently issued an order granting the motion as to certain of plaintiff’s claims, denying it as others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this lawsuit and has expensed as incurred all legal costs to date. Although an adverse resolution of the matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this litigation will have a material effect on its liquidity or financial position.

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the States of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the States of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired.

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

In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits) the Company does not believe that any such other litigation or claims will have a material adverse effect on its liquidity, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for the Company’s Common Stock.

	High	Low

Fiscal Quarter 2003
First Quarter	$15.84	$13.60
Second Quarter	$18.60	$15.50
Third Quarter	$21.76	$17.64
Fourth Quarter	$22.98	$21.20

Fiscal Quarter 2002
First Quarter	$24.40	$21.38
Second Quarter	$24.20	$14.90
Third Quarter	$19.44	$15.48
Fourth Quarter	$19.79	$15.36

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol BGP.

As of March 23, 2004, 3,126 holders of record held the Company’s Common Stock.

In November 2003, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.2 million in total, on the Company’s common stock, payable January 28, 2004 to stockholders of record at the close of business January 7, 2004. The Company intends to pay regular quarterly cash dividends, subject to Board approval, going forward. The declaration and payment of dividends is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Company has the following equity compensation plans in effect at January 25, 2004 (number of shares in thousands):

	Number of	Weighted-	Number of
	Shares	Average	Shares Available
Plan Category	Outstanding	Exercise Price	for Issuance

Plans approved by stockholders:
1995 Stock Option Plan	10,290	$19.93	109
Director Plan	105	20.16	—
Management Stock Purchase Plan	—	—	3,369
Plans not approved by stockholders:
1998 Stock Option Plan	2,158	18.26	—
International Stock Option Plan	490	20.28	—

Total plans	13,043	$19.67	3,478

The exercise price of options granted under the Plans is fair market value as of the date of grant, and options have terms of up to 10 years. The number of options granted to individual employees under the Plans varies according to the level of the employee’s position with the Company.

The 1998 Stock Option Plan and the Stock Option Plan for International Employees, which expired on December 31, 2003, provided for the grant of stock options to a broad base of employees of the Company. Executive officers of the Company are not eligible to participate in either of these Plans.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 25,	Jan. 26,	Jan. 27,	Jan. 28,	Jan. 23,
	2004	2003	2002	2001(1)	2000
(dollars in millions except per share data)
Statement of Operations Data
Borders sales	$2,470.2	$2,319.0	$2,234.1	$2,107.7	$1,841.1
Waldenbooks sales	820.9	852.2	902.1	944.3	959.1
International sales	407.5	314.9	251.7	219.2	168.2

Total sales	$3,698.6	$3,486.1	$3,387.9	$3,271.2	$2,968.4

Operating income	$205.6	$193.9	$157.0	$135.1	$171.0

Income from continuing operations	$122.1	$111.7	$87.4	$73.8	$94.0
Discontinued operations (net of tax)	—	—	—	30.2	3.7
Cumulative effect of accounting change (net of tax)	2.1	—	—	—	—

Net income	$120.0	$111.7	$87.4	$43.6	$90.3

Per Share Data
Diluted earnings per common share from continuing operations	$1.54	$1.36	$1.06	$0.92	$1.17
Diluted loss per common share from discontinued operations	—	—	—	(0.38)	(0.04)
Diluted loss per common share from cumulative effect of accounting change	(0.02)	—	—	—	—

Diluted earnings per common share	$1.52	$1.36	$1.06	$0.54	$1.13

Cash dividends declared per common share	$0.08	$—	$—	$—	$—

Balance Sheet Data
Working capital	$548.6	$453.7	$335.4	$217.2	$170.3
Total assets	$2,466.2	$2,268.2	$2,179.3	$2,047.1	$1,914.8
Short-term borrowings	$140.7	$112.1	$81.6	$143.5	$133.4
Long-term debt, including current portion	$57.3	$50.0	$—	$—	$—
Long-term capital lease obligations, including current portion	$0.4	$19.6	$51.4	$15.8	$18.8
Stockholders’ equity	$1,153.0	$1,030.6	$949.9	$846.5	$802.6

(1)	The Company’s 2000 fiscal year consisted of 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 25, 2004, the Company operated 482 superstores under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 716 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 36 bookstores under the Books etc. name in the United Kingdom.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company opened 41 domestic Borders stores in 2003 and expects to open a reduced number in 2004, in order to ensure adequate focus and resources will be available for an expanded remodel program, through which the Company expects to complete major remodels of 40 to 50 existing stores. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately six to eight International store openings annually. The International segment achieved full year profitability for the first time in 2003 and full year profit growth is expected going forward. The Waldenbooks segment has experienced negative comparable sales percentages for the past several years, but at a lesser rate in 2003, primarily due to the overall decrease in mall traffic and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser rate going forward. In addition, Waldenbooks manages the Company’s small format stores, including those in airports and outlet malls and selective growth in these small format stores is expected in 2004. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2004. In addition, subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In May 2003, the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). In November 2003, the Board of Directors declared its first-ever quarterly cash dividend of $0.08 per share on the Company’s common stock, payable January 28, 2004 to stockholders of record at the close of business January 7, 2004.

From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com, Inc. (Amazon) for Amazon to develop and operate a Web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com Web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a Web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

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

Also in 2002, Borders entered into an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up their merchandise at Borders stores in the United States (Express In-Store Pick Up). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store, and classifies this revenue as a component of “Sales” in the Company’s consolidated statements of operations. The Company also pays referral fees to Amazon pursuant to this agreement. This service was offered to customers beginning November 27, 2002.

In November of 2003, the Company announced a multi-year extension of the Mirror Sites and Express In-Store Pick Up agreements with Amazon.

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. References herein to years are to the Company’s fiscal years.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Jan. 25,	Jan. 26,	Jan. 27,
	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Other revenue	0.9	0.8	0.8

Total revenue	100.9	100.8	100.8
Cost of merchandise sold (includes occupancy)	72.5	72.0	71.7
Fulfillment center and other inventory writedowns	—	0.1	0.3

Gross margin	28.4	28.7	28.8
Selling, general and administrative expenses	22.3	22.5	23.1
Legal settlement expense	0.1	—	0.1
Pre-opening expense	0.2	0.2	0.2
Asset impairments and other writedowns	0.3	0.4	0.7
Goodwill amortization	—	—	0.1

Operating income	5.5	5.6	4.6
Interest expense	0.2	0.4	0.4

Income before income tax	5.3	5.2	4.2
Income tax	2.0	2.0	1.6

Income before cumulative effect of accounting change	3.3	3.2	2.6
Cumulative effect of accounting change (net of tax)	0.1	—	—

Net income	3.2%	3.2%	2.6%

Consolidated Results — Comparison of 2003 to 2002

Sales

Consolidated sales increased $212.5 million, or 6.1%, to $3,698.6 million in 2003 from $3,486.1 million in 2002. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures.

Comparable store sales for all Borders superstores increased 0.5% in 2003. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2003 was due primarily to the movie and gifts and stationery categories, which experienced strong positive comparable store sales, partially offset by negative comparable store sales in the music category. Comparable store sales of books remained relatively flat for the year. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. Negative comparable store sales in the music category were consistent with the overall decline in music industry sales. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 0.6% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2003 was primarily due to decreased mall traffic and the impact of superstore openings. These factors were partially offset by seasonal kiosks sales, which increased 15.6% over the prior year, primarily due to an increased number of kiosks and to improved execution of the Company’s kiosk strategy. This also slightly increased the calendar category’s percentage of Waldenbooks’ overall merchandise mix relative to the book and sideline categories. The impact of price changes on comparable store sales was not significant.

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

Gross margin

Consolidated gross margin increased $46.0 million, or 4.6%, to $1,047.6 million in 2003 from $1,001.6 million in 2002. As a percentage of sales, however, consolidated gross margin decreased by 0.3%, to 28.4% in 2003 from 28.7% in 2002. This primarily resulted from a decrease in gross margin as a percentage of sales for the Borders segment, partially offset by an increase in the International and Waldenbooks segments. The decline in the Borders segment was primarily due to increased occupancy costs as a percentage of sales and increased bestseller discounts. The increase in the International segment resulted from a decrease in merchandise costs, due to improved vendor terms in the United Kingdom and the weakness of the U.S. dollar. The increase in the Waldenbooks segment was due to decreased product costs.

The Company classifies the following items as “Cost of merchandise sold (includes occupancy)” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network from cost of sales and include them in other financial statement lines.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $34.1 million, or 4.3%, to $820.0 million in 2003 from $785.9 million in 2002. As a percentage of sales, however, it decreased 0.2% to 22.3% in 2003 from 22.5% in 2002. This decrease primarily resulted from decreases in SG&A expenses as a percentage of sales for the International and Borders segments, partially offset by an increase in Waldenbooks SG&A as a percentage of sales.

International SG&A expenses as a percentage of sales improved as the result of store payroll expenses, store operating expenses, administrative payroll, other administrative expenses and advertising costs increasing at rates less than sales growth. The Borders decrease was related to increased income from the Company’s gift certificate program, resulting from favorable redemption trends, and a decrease in store operating expenses due to disciplined cost controls at the store level. The Waldenbooks increase was primarily due to increased store payroll expenses, partially offset by a decrease in store operating expenses, as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Legal settlement expense

In January 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has agreed to pay $3.5 million, categorized as “Legal settlement expense” in the consolidated statements of operations during 2003, to resolve all claims asserted in the California overtime litigation. This action was brought by two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present.

Asset impairments and other writedowns

In 2003, the Company recorded a $6.4 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders and Waldenbooks stores. In addition, the Company recorded a $0.6 million charge related to the closure costs of certain Waldenbooks stores. The Company also recorded a $4.5 million charge related to the impairment of certain capitalized technology initiatives, resulting from the Company’s reevaluation of its technology strategy.

In 2002, the Company recorded a $14.0 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders, Waldenbooks and Books etc. stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and a Books etc. store and recorded a $0.9 million charge for the closing costs of those stores.

Interest expense

Consolidated interest expense decreased $3.9 million, or 31.0%, to $8.7 million in 2003 from $12.6 million in 2002. This was primarily due to lower average debt levels resulting largely from increased cash flow generated by the Borders segment.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.0% in 2003 compared to 38.4% in 2002. This was primarily due to increased profit in foreign jurisdictions which are taxed at a lower rate than domestic profit.

Cumulative effect of accounting change

In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).

Net income

Due to the factors mentioned above, net income as a percentage of sales remained flat at 3.2% in 2003 and 2002, and net income dollars increased to $120.0 million in 2003 from $111.7 million in 2002.

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

Comparable store sales for all Borders superstores decreased 1.2% in 2002. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there were 14, representing approximately 3% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2002 was due primarily to the music category, which experienced negative comparable store sales. Among other factors, this was primarily the result of fewer high-impact new releases in the current year as compared to the prior year. Also impacting the overall decrease was a comparable sales decrease in the book category, which also suffered from fewer significant new releases in 2002 as compared to 2001. Partially offsetting the weakness in the music and book categories, however, were increased comparable store sales in the movie and gifts and stationery categories. Sales of the movie category improved on a comparable store basis primarily as the result of increased sales of DVDs. This increase resulted from the increasing popularity of the DVD format. Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 3.2% in 2002. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2002 was due primarily to decreased mall traffic and the impact of superstore openings. These factors were partially offset by seasonal kiosk sales, which increased 14.1% over the prior year, primarily due to an increased number of kiosks and to improved execution of the Company’s kiosk strategy. This also slightly increased the calendar category’s percentage of Waldenbooks’ overall merchandise mix relative to the book and sideline categories. The impact of price changes on comparable store sales was not significant.

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

Gross margin

Consolidated gross margin increased $25.8 million, or 2.6%, to $1,001.6 million in 2002 from $975.8 million in 2001. As a percentage of sales, consolidated gross margin decreased by 0.1%, to 28.7% in 2002 from 28.8% in 2001. Gross margin in 2001 was negatively impacted by an $8.7 million charge taken by the Borders segment for the writedown of inventory affected by the Company’s agreement with Ingram Book Company (Ingram). On March 15, 2001, the Company announced an agreement with Ingram, a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. The agreement included the sale to Ingram of a large percentage of the book inventory housed in the Company’s fulfillment center in LaVergne, Tennessee, which handled the function assumed by Ingram. Excluding this charge, 2002 gross margin as a percentage of sales decreased approximately 0.3% as compared to 2001, primarily resulting from decreased gross margin percentages in the Borders, Waldenbooks, and International segments. This was primarily due to all segments incurring higher occupancy costs as a percentage of sales. In the Borders and Waldenbooks segments, this was the result of occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined.

The Company classifies the following items as “Cost of merchandise sold” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, which may exclude items such as their distribution and occupancy costs from cost of sales and include them in other financial statement lines.

Selling, general and administrative expenses

Consolidated SG&A increased $3.9 million, or 0.5%, to $785.9 million in 2002 from $782.0 million in 2001. As a percentage of sales, however, it decreased 0.6% to 22.5% in 2002 from 23.1% in 2001. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders segment and, to a lesser extent, the International and Waldenbooks segments. The improvement at Borders was primarily the result of a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon, coupled with a decrease in store operating expenses as a percentage of sales due to disciplined cost controls at the store level. The improvement in the International segment was primarily the result of general and administrative payroll costs, store payroll costs and store operating expenses increasing at rates less than sales growth. The improvement in the Waldenbooks segment was primarily due to a decrease in corporate administrative expenses as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and other.

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

Goodwill amortization

In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption had the impact of eliminating the Company’s goodwill amortization and increasing net income by approximately $2.7 million in 2002. In 2001, the Company recorded $2.7 million of goodwill amortization.

Asset impairments and other writedowns

In 2002, the Company recorded a $14.0 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders, Waldenbooks and Books etc. stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and a Books etc. store and recorded a $0.9 million charge for the closing costs of those stores.

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

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate was 38.4% in 2002 compared to 38.7% in 2001. The decrease is primarily due to the elimination of goodwill amortization which is not deductible for tax purposes.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 3.2% in 2002 from 2.6% in 2001, and net income dollars increased to $111.7 million in 2002 from $87.4 million in 2001.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). Amounts relating to the Company-owned and -operated Borders.com Web site, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Corporate segment. See “Note 15 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders

	2003	2002	2001

(dollar amounts in millions)
Sales	$2,470.2	$2,319.0	$2,234.1
Net income	$100.5	$102.5	$72.1
Net income as % of sales	4.1%	4.4%	3.2%
Depreciation and amortization expense	$70.2	$66.7	$65.4
Interest (income) expense	$(1.9)	$2.5	$9.1
Store openings	41	41	29
Store closings	—	—	1
Store count	445	404	363

Borders — Comparison of 2003 to 2002

Sales

Borders’ sales increased $151.2 million, or 6.5%, to $2,470.2 million in 2003 from $2,319.0 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings.

Gross margin

Gross margin as a percentage of sales decreased approximately 0.7% in 2003 compared to 2002. The largest contributor to this decrease was a 0.7% increase in store occupancy costs as a percentage of sales primarily as a result of the stores’ rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores’ rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility. In addition, the gross margin percentage decreased approximately 0.2% due to increased bestseller discounts. Offsetting these items was an increase in referral fees of 0.1% and decreased distribution costs of 0.1%. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased approximately 3.9% in 2003 primarily due to new store openings, partially offset by the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales improved 0.4% in 2003 compared to 2002, primarily as a result of a decrease of 0.3% of administrative costs as a percentage of sales. The decrease in administrative costs was due to increased income from the Company’s gift certificate program resulting from favorable redemption trends. In addition there was a decrease of 0.1% in store operating expenses due to disciplined cost controls at the store level. Store payroll, corporate administrative payroll and advertising costs remained flat as a percentage of sales.

SG&A dollars increased approximately 4.7% in 2003 compared to 2002, primarily due to new store openings and the increased store payroll and operating expenses required.

Asset impairments and other writedowns

In 2003, the Company recorded a $6.1 million writedown related to the impairment of assets at certain underperforming Borders stores. Borders also incurred a $3.0 million writedown related to the impairment of certain capitalized technology initiatives.

In 2002, the Company recorded a $2.9 million writedown related to the impairment of assets at certain underperforming Borders stores.

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million, or 5.2%, to $70.2 million in 2003 from $66.7 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest income

Interest increased $4.4 million to $1.9 million of income in 2003 from expense of $2.5 million in 2002. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.

Cumulative effect of accounting change

In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of FIN 46.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 4.1% in 2003 from 4.4% in 2002, and net income dollars decreased to $100.5 million in 2003 from $102.5 million in 2002.

Effect of terrorist attacks on September 11, 2001

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2003, 2002 or 2001 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $18.7 million to date.

During 2003, Borders recognized as income an insurance reimbursement of $2.8 million related to the September 11, 2001 loss. Of this, $0.7 million represented business interruption proceeds for 2003. This was categorized as “Cost of merchandise sold” in the consolidated statements of operations, because the store’s lost income would primarily have been categorized as “Gross margin” in the consolidated statements of operations. In addition, $1.8 million was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.

During 2002, the Company recognized a $2.9 million gain from insurance proceeds related to the terrorist attacks. Of this, $1.2 million represented business interruption proceeds for 2002. The remaining $1.7 million gain primarily represented the excess of lost assets’ replacement value over their net book value.

During 2001, net asset values of $8.0 million (net of straight-line rent reserves of $2.0 million) were written off against the allocated 2001 property insurance proceeds of $11.0 million. Gains were categorized in the consolidated statements of operations as follows: $1.0 million in “Selling, general and administrative” and $2.0 million in “Cost of merchandise sold.” In addition, $2.0 million of business interruption proceeds were recorded in “Cost of merchandise sold” to offset otherwise lost profits from the store.

The Company expects to recover additional insurance amounts, up to a maximum of approximately $1.2 million, based upon capital expenditures and pre-opening costs in replacement stores, which will be recognized when collection of such additional recoveries is assured.

Borders — Comparison of 2002 to 2001

Sales

Borders’ sales increased $84.9 million, or 3.8%, to $2,319.0 million in 2002 from $2,234.1 million in 2001. This increase was comprised of non-comparable sales primarily associated with 2002 and 2001 store openings of $129.5 million, comparable store sales decreases of $35.7 million, and decreased Borders.com sales of $8.9 million (due to the Mirror Site agreement with Amazon).

Gross margin

Gross margin as a percentage of sales increased approximately 0.2% in 2002 compared to 2001. Gross margin in 2001 was negatively impacted by an $8.7 million charge taken for the writedown of inventory affected by the Company’s agreement with Ingram. Excluding this charge, 2002 gross margin as a percentage of sales decreased approximately 0.2%, primarily due to higher store occupancy costs as a percentage of sales. Store occupancy costs as a percentage of sales increased 0.6% in 2002 compared to 2001 primarily as a result of the stores’ rent expense representing a higher percentage of sales. This was primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales declined. In addition, new stores’ rent costs represented a higher percentage of sales due to the permanent refinancing in 2002 of certain stores previously financed through the Original Lease Facility. Partially offsetting the increase in store occupancy costs was an increase in referral fees of 0.1%, along with decreases in product costs of 0.2% and distribution costs of 0.1% as a percentage of sales. The overall mix of book, music, movie, cafe, and gifts and stationery merchandise sold by Borders stores did not change significantly in 2002 as compared to 2001.

Gross margin dollars increased approximately 4.5% in 2002 primarily due to new store openings and the $8.7 million charge taken in 2001 for the writedown of inventory affected by the Company’s agreement with Ingram. Partially offsetting these factors were increased store occupancy costs associated with new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales improved 0.6% in 2002 compared to 2001. Of this, 0.3% was primarily due to a reduction in Borders.com operating expenses in 2002 in conjunction with the Mirror Site agreement with Amazon. The remaining improvement was primarily due to a decrease of 0.3% in store operating expenses as a percentage of sales due to disciplined cost controls at the store level.

SG&A dollars increased approximately 1.1% in 2002 primarily due to new store openings and the increased store payroll and operating expenses required.

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

Waldenbooks

	2003	2002	2001

(dollar amounts in millions)

Sales	$820.9	$852.2	$902.1
Other revenue	$24.1	$25.0	$25.3
Net income	$49.0	$41.4	$39.5
Net income as % of sales	6.0%	4.9%	4.4%
Depreciation expense	$18.4	$20.7	$21.4
Interest income	$38.8	$33.5	$28.3
Store openings	5	4	11
Store closings	67	53	53
Store count	716	778	827

Waldenbooks — Comparison of 2003 to 2002

Sales

Waldenbooks’ sales decreased $31.3 million, or 3.7%, to $820.9 million in 2003 from $852.2 million in 2002. This decrease was comprised of decreased comparable store sales of $4.9 million and decreased non-comparable sales associated with 2003 and 2002 store closings of $26.4 million.

Other revenue

Waldenbooks’ other revenue, which consists primarily of membership income from the Preferred Reader Program, decreased 3.6% to $24.1 million in 2003 from $25.0 million in 2002.

Gross margin

Gross margin as a percentage of sales increased 0.4% as a percentage of sales in 2003 as compared to 2002, primarily due to decreased product costs of 0.3% as a percentage of sales resulting from the increased sales of calendars, which offered higher gross margin percentages than other categories, and a decrease in distribution costs of 0.1% as a percentage of sales related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage).

Gross margin dollars decreased approximately 2.0% in 2003 primarily due to store closings, partially offset by the increase in gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1% in 2003 compared to 2002, primarily resulting from a 0.2% increase in store payroll expenses as a percentage of sales, partially offset by a 0.1% decrease in store operating expenses as a percentage of sales.

SG&A dollars decreased 3.3% in 2003 primarily due to store closings, partially offset by the increase in SG&A percentage discussed above.

Asset impairments and other writedowns

In 2003, Waldenbooks incurred $0.3 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company recorded an asset impairment charge of $0.6 million related to the closure costs of certain Waldenbooks stores. Waldenbooks also incurred a $1.4 million writedown related to the impairment of certain capitalized technology initiatives.

In 2002, the Company incurred approximately $8.2 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company adopted a plan in 2002 to close certain Waldenbooks stores and recorded a $0.8 million charge in 2002 for the related closing costs.

Depreciation

Depreciation expense decreased $2.3 million, or 11.1%, to $18.4 million in 2003 from $20.7 million in 2002. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.

Interest income

Interest income increased $5.3 million, or 15.8% to $38.8 million in 2003 from $33.5 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 6.0% in 2003 from 4.9% in 2002, while net income dollars increased $7.6 million, or 18.4%, to $49.0 million in 2003 from $41.4 million in 2002.

Waldenbooks — Comparison of 2002 to 2001

Sales

Waldenbooks’ sales decreased $49.9 million, or 5.5%, to $852.2 million in 2002 from $902.1 million in 2001. This decrease was comprised of decreased comparable store sales of $20.7 million and decreased non-comparable sales associated with 2002 and 2001 store closings of $29.2 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, decreased 1.2% to $25.0 million in 2002 from $25.3 million in 2001.

Gross margin

Gross margin as a percentage of sales decreased approximately 0.2% in 2002 as compared to 2001. Contributing to this decrease was a 0.7% increase in store occupancy expenses as a percentage of sales, due primarily to rent expense for stores remaining open more than one year remaining essentially flat while comparable stores sales declined. This was partially offset by lower product costs of 0.2%, resulting primarily from the increased sales of calendars, which offered higher gross margin percentages than other categories. In addition, there was a decrease of 0.2% in distribution costs, related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage). Other revenue as a percentage of sales also improved 0.1%.

Gross margin dollars decreased approximately 6.4% in 2002, primarily due to store closings, the decrease in comparable store sales, and the decrease in gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.1% in 2002 compared to 2001. This decrease was primarily due to a 0.6% decrease in corporate administrative expenses as a percentage of sales, partially offset by increased store payroll expenses as a percentage of sales of 0.5%.

SG&A dollars decreased approximately 6.0% in 2002 primarily due to store closings.

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

International

	2003	2002	2001

(dollar amounts in millions)
Sales	$407.5	$314.9	$251.7
Net income (loss)	$0.1	$(12.3)	$(7.5)
Net income (loss) as % of sales	—%	(3.9)%	(3.0)%
Depreciation and amortization expense	$12.0	$9.7	$9.4
Interest expense	$19.0	$17.2	$14.3
Superstore store openings	7	8	8
Superstore store count	37	30	22
Books etc. store openings	1	1	5
Books etc. store closings	2	—	—
Books etc. store count	36	37	36

International — Comparison of 2003 to 2002

Sales

International sales increased $92.6 million, or 29.4%, to $407.5 million in 2003 from $314.9 million in 2002, primarily resulting from new superstore openings. In 2003, the Company opened seven International superstores and one Books etc. store in the United Kingdom. In addition, 7.2% of the sales growth year-over-year was related to favorable exchange rates. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased 0.8% in 2003 as compared to 2002, primarily the result of a decrease of 0.6% in merchandise costs as a percentage of sales. The decrease in merchandise cost as a percentage of sales is primarily due to improved vendor terms in the Company’s U.K. operations. The weakness of the U.S. dollar also contributed to the improvement in product costs, primarily benefiting the Company’s operations in countries with a relatively high percentage of U.S.-sourced merchandise. Also contributing to the increase in the gross margin percentage was an increase of 0.4% in third party café income and improvements of 0.2% in distribution costs as a percentage of sales, due to the improved leverage and efficiency in servicing the additional volume of new stores. Partially offsetting these factors were increased occupancy costs of 0.4% as a percentage of sales due to new store openings and landlord-imposed rent adjustments. The overall mix of book, music, movie, café, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.

Gross margin dollars increased approximately 33.9% in 2003 primarily due to new store openings along with the favorable impact of exchange rates on sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased approximately 2.6% in 2003 compared to 2002. This improvement was primarily the result of decreases as a percentage of sales in: store payroll costs of 1.0%, resulting from a change in the U.K. store management structure to allow more flexibility in leveraging sales; store operating expenses of 0.6%, due to leverage achieved in security, supplies, and repairs and maintenance costs; administrative payroll of 0.5%, due to costs remaining flat to 2002 levels; administrative expenses of 0.3%, due to costs remaining relatively flat to 2002 levels; and advertising expenses of 0.2%, due to reduced spending.

SG&A dollars increased approximately 13.9% in 2003 primarily due to store openings and the increased store payroll and operating expenses required coupled with the impact of exchange rates.

Asset impairments and other writedowns

In 2003, the International segment incurred a $0.1 million writedown related to the impairment of certain capitalized technology initiatives.

In 2002, the Company incurred approximately $2.9 million of asset impairment charges related to underperforming Books etc. stores. In addition, the Company adopted a plan in 2002 to close a Books etc. store and recorded a $0.1 million charge for the related closing costs.

Depreciation and amortization

Depreciation and amortization expense increased $2.3 million, or 23.7%, to $12.0 million in 2003 from $9.7 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense increased $1.8 million, or 10.5%, to $19.0 million in 2003 from $17.2 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales was slightly positive in 2003 as compared to a loss of 3.9% in 2002, and net income dollars increased $12.4 million to $0.1 million in 2003 from a loss of $12.3 million in 2002.

Exchange rates positively impacted the comparison of 2003 net income to 2002 net loss by approximately $1.6 million. Foreign currency transaction gains/ (losses) were $(0.4) million in 2003 and $0.1 million in 2002.

International — Comparison of 2002 to 2001

Sales

International sales increased $63.2 million, or 25.1%, to $314.9 million in 2002 from $251.7 million in 2001, primarily resulting from new superstore openings. In 2002, the Company opened five International stores in the United Kingdom and three stores in Australia. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales decreased 0.8% in 2002 as compared to 2001, primarily the result of a 0.6% increase in occupancy costs as a percentage of sales. Also impacting the decrease was a 0.3% increase in merchandise costs as a percentage of sales. The increase in merchandise costs as a percentage of sales is primarily due to the Company’s growth of its U.K. operations, which have typically experienced higher product costs than the International segment’s other countries. The Company’s U.K. operations represented a larger percentage of the International segment’s total operations in 2002 than in 2001. Occupancy costs increased as a percentage of sales due to new store openings and landlord-imposed rent adjustments. Partially offsetting these factors were improvements of 0.1% in distribution costs as a percentage of sales. The overall mix of book, music, movie, cafe, and sideline merchandise sold by International superstores, and the mix of books and sidelines offered by Books etc. stores, did not change significantly, or affect margin rates significantly, in 2002 as compared to 2001.

Gross margin dollars increased approximately 20.6% in 2002 primarily due to new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased approximately 0.5% in 2002 compared to 2001. This improvement was primarily the result of general and administrative payroll costs, store payroll costs and store operating expenses, all of which increased at rates less than sales growth. Although general and administrative payroll costs, store payroll costs and store operating expenses increased in dollars, the increase in sales reduced these expenses as a percentage of sales.

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

Exchange rates positively impacted the comparison of 2002 net loss to 2001 net loss by approximately $0.6 million. Foreign currency transaction gains were $0.1 million and $0.3 million in 2002 and 2001 respectively.

Corporate

	2003	2002	2001

(dollar amounts in millions)
Interest expense	$30.4	$26.4	$19.3
Net loss	$29.6	$19.9	$16.7

The Corporate segment includes unallocated interest expense, various corporate governance costs and corporate incentive costs.

Corporate — Comparison of 2003 to 2002

Net loss dollars increased $9.7 million, or 48.7%, to $29.6 million in 2003 from $19.9 million in 2002. This was primarily due to the tentative settlement of the California overtime litigation, increased interest expense, increased corporate incentive payments, increased legal defense costs and a receivable writedown. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.

Corporate — Comparison of 2002 to 2001

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

Net cash provided by continuing operations was $228.1 million, $189.2 million, and $265.0 million in 2003, 2002, and 2001, respectively. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation and asset impairments and other writedowns, as well as an increase in accounts payable, taxes payable and other long-term liabilities and a decrease in deferred income taxes. Operating cash outflows for the period resulted from increases in inventories, other long-term assets, prepaid expenses and accounts receivable, as well as a decrease in accrued payroll and other liabilities. The most significant cash outflow was related to the increase in inventory, which was partially offset by an increase in accounts payable. The increase in inventories resulted from new store growth, which was partially offset by continued efficiencies in the existing store base.

Net cash used by discontinued operations was $0.8 million in 2001, which represents the cash needed for the operations of All Wound Up. In January 2001, the Company adopted a plan to discontinue operations of All Wound Up, a seasonal retailer of interactive toys and novelty merchandise the Company had acquired in March 1999. Accordingly, the operating results of All Wound Up have been segregated from continuing operations.

Net cash used for investing in 2003 was $103.4 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflect the opening of 48 new superstores and five new Waldenbooks stores, including four new airport stores. In fiscal 2002 capital expenditures were $121.5 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2002 reflect the opening of 49 new superstores and four new Waldenbooks stores. In fiscal 2001 capital expenditures were $90.7 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2001 reflect the opening of 37 new superstores and 11 new Waldenbooks stores. Additional capital spending in 2003, 2002 and 2001 reflected the development and installation of in-store Web-based technology and spending on corporate information technology streamlining.

In 2003, the Company acquired substantially all assets used in or related to the operations of two stores in Louisville, Kentucky from Hawley-Cooke Booksellers, Inc. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

Net cash used for financing was $15.8 in 2003, resulting primarily from the Company’s repurchase of common stock of $44.0 million, which was partially offset by proceeds of $27.4 million from exercise of employee stock options. Net cash provided by financing in 2002 was $8.4 million, resulting primarily from the issuance of $50.0 million senior guaranteed notes and the issuance of common stock under the Company’s employee benefit plans of $18.8 million, partially offset by the repurchase of common stock of $74.8 million. Net cash used for financing in 2001 was $41.1 million, resulting primarily from the paydown of the Company’s Credit Agreement of $58.2 million and the repurchase of common stock of $17.7 million, partially offset by $34.9 million received from the issuance of common stock under the Company’s employee benefit plans.

The Company expects capital expenditures to be approximately $110.0 million in 2004, resulting primarily from new domestic superstore openings and a major remodel program related to 40 to 50 domestic Borders superstore locations. In addition, capital expenditures will result from International store openings and investment in information technology. The Company currently plans to open approximately 18 to 20 domestic Borders superstores and six to eight international stores in 2004. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company also plans to perform major remodels of 40 to 50 domestic Borders superstore locations. Average cash requirements for a major remodel of a Borders superstore are between $0.3 million to $0.4 million. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing if necessary through the Lease Financing Facilities and Credit

Agreement, discussed below. The Company believes funds generated from operations, borrowings under the Credit Agreement and financing through the Lease Financing Facilities will be sufficient to fund its anticipated capital requirements for the next several years.

In May 2003, the Board of Directors authorized an increase in the Company’s share repurchase program to $150.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $143.4 million. During 2003, 2002, and 2001, $44.0 million, $74.8 million, and $17.7 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2004, subject to the Company’s share price and capital needs.

In November 2003, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.2 million in total, on the Company’s common stock, payable January 28, 2004 to stockholders of record at the close of business January 7, 2004. The Company intends to pay regular quarterly cash dividends, subject to Board approval, going forward.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, dispose of assets, repurchase its common stock and/or declare dividends in excess of an aggregate $225.0 million over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. As of January 25, 2004 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $126.9 million at January 25, 2004 and $112.1 million at January 26, 2003.

The Company currently has in place two interest rate swaps which effectively convert a portion of the Credit Agreement’s variable rate exposure to fixed interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), the Company has designated these swap agreements as cash flow hedges. The notional amounts of these agreements total $73.0 million and the agreements expire concurrently with the expiration of the Credit Agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of January 25, 2004 the Company was in compliance with all covenants contained within this agreement.

In August 2003, the Company entered into an interest rate swap agreement which effectively converted the fixed interest rate on the Company’s Notes to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company has designated this swap agreement as a fair market value hedge. The notional amount of the swap agreement is $50.0 million, and it expires concurrently with the due date of the Notes. In March 2004, the Company entered into an agreement to terminate this swap if a termination value of $1.6 million is reached.

In the quarter ended January 25, 2004, the Company began consolidating $19.7 million of debt related to certain properties consolidated pursuant to FIN 46 (described below) in its consolidated balance sheets.

The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”), which were amended in May 2003, to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $25.0 million. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the Company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust. At January 25, 2004, the maximum loss that the Company could incur under these guarantees approximated $13.8 million.

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

There were two and seven properties financed through the Original Lease Facility at January 25, 2004 and January 26, 2003, respectively, with financed values of $13.8 million and $36.3 million. The two properties financed through the Original Lease Facility at January 25, 2004 were consolidated by the Company, pursuant to the provisions of FIN 46, as discussed below. Of the amount financed under the Original Lease Facility at January 26, 2003, the Company had recorded $19.0 million as capitalized leases, under “Other assets” (for the capital lease assets) and “Long-term capital lease obligations” (for the capital lease liabilities) on the consolidated balance sheets at January 26, 2003. These amounts were treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of January 25, 2004 or January 26, 2003.

In 2003, lessors permanently financed five properties that had been previously financed through the Original Lease Facility with a total value of approximately $22.5 million, two of which had been capitalized and three of which had not been capitalized at January 26, 2003.

Pursuant to the requirements of FIN 46, the Company believes that it is the primary beneficiary of the two variable interest entities (VIEs) that own the two properties financed under the Original Lease Facility at January 25, 2004. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004 and recorded land, property and equipment, net of accumulated depreciation, of $12.5 million, short-term borrowings of $13.8 million, and minority interest of $1.3 million at January 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

The Company also believes it is the primary beneficiary of two additional VIEs, both of which had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIEs during 2003. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004, and recorded property and equipment, net of accumulated depreciation, of $5.5 million, long-term debt of $5.9 million, and minority interest of $0.4 million at January 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

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

The following table summarizes the Company’s significant contractual obligations:

	Fiscal Year
				2009 and
	2004	2005-2006	2007-2008	thereafter	Total
(dollars in millions)
Credit Agreement borrowings	$126.9	$—	$—	$—	$126.9
Capital lease obligations	0.4	—	—	—	0.4
Operating lease obligations	314.7	590.0	558.6	2,177.8	3,641.1
Senior guaranteed notes	—	50.0	—	—	50.0
Debt of consolidated VIEs	13.9	0.4	0.4	5.0	19.7

Total	$455.9	$640.4	$559.0	$2,182.8	$3,838.1

Lease Facility guarantees(1)	$13.8	$—	$—	$—	$13.8

(1)	Included as debt of consolidated VIEs.

Seasonality

The Company’s business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the holiday selling season.

	Fiscal 2003 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.4	$826.9	$807.9	$1,312.4
Operating income (loss)	(5.5)	9.8	3.0	198.3
% of full year:
Sales	20.3%	22.4%	21.8%	35.5%
Operating income (loss)	(2.7)	4.8	1.5	96.4

	Fiscal 2002 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.7	$763.6	$749.8	$1,221.0
Operating income	8.7	8.0	0.8	176.4
% of full year:
Sales	21.6%	21.9%	21.5%	35.0%
Operating income	4.5	4.1	0.4	91.0

	Fiscal 2001 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$729.9	$739.8	$713.7	$1,204.5
Operating income (loss)	(26.0)	4.1	(1.4)	180.3
% of full year:
Sales	21.5%	21.8%	21.1%	35.6%
Operating income (loss)	(16.5)	2.6	(0.9)	114.8

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

Asset Impairments

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over each store’s remaining lease term, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

Goodwill Impairment

Pursuant to the provisions of FAS 142, the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments Borders, Waldenbooks and Corporate, and the country components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is estimated using a discounted cash flow model which depended on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. As of January 25, 2004, no impairment of goodwill existed.

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $86.9 million and $81.0 million as of January 25, 2004 and January 26, 2003, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

Leases

All leases, including those for properties financed through the Lease Financing Facilities, are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (FAS 13), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification.

Gift Certificates

The Company sells gift certificates to its customers and provides for the face value of all certificates issued within the last 12 months. For certificates older than 12 months, the Company provides for a portion of the certificates’ face value based upon historical redemption trends. To the extent that future redemption patterns differ from those historically experienced, significant variations in the recorded reserves may result.

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

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Prior to the adoption of EITF 02-16, all consideration and costs pursuant to co-operative advertising programs were included in the “Selling, general and administrative expenses” line of the consolidated statements of operations. The Company has reclassified the vendor consideration in prior years to conform to current year presentation and EITF 02-16. Additionally, the Company has recorded $0.9 million of vendor consideration as a reduction to its inventory balance at January 25, 2004.

The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

New Accounting Guidance

In November 2002, the Emerging Issues Task Force issued EITF 02-16, which was effective for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior years’ vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.9 million of excess vendor consideration as a reduction to its inventory balance at January 25, 2004.

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the interpretation requires consolidation of variable interest entities created prior to January 31, 2003 beginning in the fourth quarter of 2003. See “Liquidity and Capital Resources” for further discussion of the impact on the Company in fiscal 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have an impact on the Company’s consolidated financial position or disclosures in fiscal 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have an impact on the Company’s consolidated financial position or disclosures in fiscal 2003.

Related Party Transactions

The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed though a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of interest rate swaps and forward foreign currency exchange contracts.

Interest rate risk

The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is currently utilizing interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates.

The Company is also subject to risk associated with the fair value of its $50.0 million of Notes which are fixed-rate debt. To eliminate this risk, the Company is currently utilizing an interest rate swap, effectively converting the Notes’ fixed interest rate to a variable rate.

LIBOR is the rate upon which the Company’s variable rate debt and its payments under the Lease Financing Facilities are principally based. If LIBOR were to increase 1% for the full year of 2004 as compared to 2003, the Company’s after-tax earnings, after considering the effects of its existing interest rate swap agreements, would decrease approximately $1.4 million based on the Company’s expected average outstanding debt, including its indirect borrowings under the Original Lease Facility, as of January 25, 2004.

Foreign currency exchange risk

The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At January 25, 2004, the Company had no foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions except per share data)

	Fiscal Year Ended
	Jan. 25,	Jan. 26,	Jan. 27,
	2004	2003	2002

Sales	$3,698.6	$3,486.1	$3,387.9
Other revenue	32.4	28.6	26.0

Total revenue	$3,731.0	$3,514.7	$3,413.9
Cost of merchandise sold (includes occupancy)	2,682.6	2,511.3	2,428.0
Fulfillment center and other inventory writedowns	0.8	1.8	10.1

Gross margin	1,047.6	1,001.6	975.8
Selling, general and administrative expenses	820.0	785.9	782.0
Legal settlement expense	3.5	—	2.4
Pre-opening expense	7.0	6.9	6.3
Asset impairments and other writedowns	11.5	14.9	25.4
Goodwill amortization	—	—	2.7

Operating income	205.6	193.9	157.0
Interest expense	8.7	12.6	14.4

Income before income tax	196.9	181.3	142.6
Income tax provision	74.8	69.6	55.2

Income before cumulative effect of accounting change	122.1	111.7	87.4
Cumulative effect of accounting change (net of tax)	2.1	—	—

Net income	$120.0	$111.7	$87.4

Earnings (loss) per common share data (Note 2)
Diluted:
Income before cumulative effect of accounting change	$1.54	$1.36	$1.06
Cumulative effect of accounting change (net of tax)	(0.02)	—	—

Net income	$1.52	$1.36	$1.06

Weighted-average common shares outstanding	79.1	82.0	82.7
Basic:
Income before cumulative effect of accounting change	$1.57	$1.39	$1.08
Cumulative effect of accounting change (net of tax)	(0.03)	—	—

Net income	$1.54	$1.39	$1.08

Weighted-average common shares outstanding	77.9	80.3	80.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 25,	Jan. 26,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$378.8	$269.1
Merchandise inventories	1,235.6	1,183.3
Accounts receivable and other current assets	98.3	88.9

Total current assets	1,712.7	1,541.3
Property and equipment, net	577.7	553.8
Other assets	70.2	74.5
Deferred income taxes	1.3	2.1
Goodwill	104.3	96.5

Total assets	$2,466.2	$2,268.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$141.2	$112.7
Trade accounts payable	595.9	565.4
Accrued payroll and other liabilities	281.8	280.1
Taxes, including income taxes	133.1	120.7
Deferred income taxes	12.1	8.7

Total current liabilities	1,164.1	1,087.6
Long-term debt	57.2	50.0
Long-term capital lease obligations	—	19.0
Other long-term liabilities	90.2	81.0
Commitments and contingencies (Note 9)	—	—

Total liabilities	1,311.5	1,237.6
Minority interest	1.7	—

Total liabilities and minority interest	1,313.2	1,237.6

Stockholders’ equity:
Common stock, 200,000,000 shares authorized; 78,273,341 and 78,731,922 shares issued and outstanding at January 25, 2004 and January 26, 2003, respectively	646.3	657.0
Deferred compensation	(0.6)	(0.2)
Accumulated other comprehensive income	24.1	4.4
Retained earnings	483.2	369.4

Total stockholders’ equity	1,153.0	1,030.6

Total liabilities, minority interest and stockholders’ equity	$2,466.2	$2,268.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Fiscal Year Ended
	Jan. 25,	Jan. 26,	Jan. 27,
	2004	2003	2002

Cash provided by (used for):
Operations
Income from continuing operations	$120.0	$111.7	$87.4
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	104.1	97.1	96.2
Decrease in deferred income taxes	6.0	14.0	6.3
(Increase) decrease in other long-term assets	(14.0)	7.7	(0.4)
Increase in other long-term liabilities	8.3	7.0	6.4
Asset impairments and other writedowns	10.8	13.4	16.7
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	(37.9)	6.2	20.4
(Increase) decrease in accounts receivable	(3.1)	(9.3)	10.1
Increase in prepaid expenses	(3.3)	(4.6)	(4.9)
Increase (decrease) in accounts payable	25.2	(77.3)	18.2
Increase in taxes payable	17.7	30.5	15.3
Decrease in accrued payroll and other liabilities	(5.7)	(7.2)	(6.7)

Net cash provided by continuing operations	228.1	189.2	265.0
Net cash used for discontinued operations	—	—	(0.8)

Net cash provided by operations	228.1	189.2	264.2

Investing
Capital expenditures	(100.5)	(121.5)	(90.7)
Acquisition	(2.9)	—	—

Net cash used for investing	(103.4)	(121.5)	(90.7)

Financing
Net funding from long-term debt	—	50.0	—
Net repayment of long-term capital lease obligations	(0.3)	(1.0)	(0.1)
Net repayment of credit facility	1.1	15.4	(58.2)
Issuance of common stock	27.4	18.8	34.9
Repurchase of common stock	(44.0)	(74.8)	(17.7)

Net cash provided by (used for) financing	(15.8)	8.4	(41.1)

Effect of exchange rates on cash and equivalents	0.8	2.8	(1.3)

Net increase in cash and equivalents	109.7	78.9	131.1
Cash and equivalents at beginning of year	269.1	190.2	59.1

Cash and equivalents at end of year	$378.8	$269.1	$190.2

Supplemental cash flow disclosures:
Interest paid	$9.2	$11.0	$14.6
Income taxes paid	$56.3	$26.9	$33.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in millions except share amounts)

				Accumulated
	Common Stock			Other
			Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income (Loss)	Earnings	Total

Balance at January 28, 2001	78,649,501	$685.2	$(1.0)	$(8.0)	$170.3	$846.5

Net income	—	—	—	—	87.4	87.4
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Cumulative effect of change in accounting principle, net of tax benefit of $1.0	—	—	—	(1.6)	—	(1.6)
Change in fair value of derivatives, net of tax benefit of $0.9	—	—	—	(1.5)	—	(1.5)

Comprehensive income						79.9
Issuance of common stock	3,729,906	34.9	—	—	—	34.9
Repurchase and retirement of common stock	(1,176,440)	(17.7)	—	—	—	(17.7)
Tax benefit of equity compensation	—	5.5	—	—	—	5.5
Change in deferred compensation	—	—	0.8	—	—	0.8

Balance at January 27, 2002	81,202,967	$707.9	$(0.2)	$(15.5)	$257.7	$949.9

Net income	—	—	—	—	111.7	111.7
Foreign currency translation adjustments	—	—	—	17.7	—	17.7
Change in fair value of derivatives, net of tax provision of $1.4	—	—	—	2.2	—	2.2

Comprehensive income						131.6
Issuance of common stock	1,515,955	18.8	—	—	—	18.8
Repurchase and retirement of common stock	(3,987,000)	(74.8)	—	—	—	(74.8)
Tax benefit of equity compensation	—	5.1	—	—	—	5.1

Balance at January 26, 2003	78,731,922	$657.0	$(0.2)	$4.4	$369.4	$1,030.6

Net income	—	—	—	—	120.0	120.0
Foreign currency translation adjustments	—	—	—	19.0	—	19.0
Change in fair value of derivatives, net of tax provision of $0.4	—	—	—	0.7	—	0.7

Comprehensive income						139.7
Cash dividends declared ($0.08 per common share)	—	—	—	—	(6.2)	(6.2)
Issuance of common stock	2,094,005	27.4	—	—	—	27.4
Repurchase and retirement of common stock	(2,552,586)	(44.0)	—	—	—	(44.0)
Tax benefit of equity compensation	—	5.9	—	—	—	5.9
Change in deferred compensation	—	—	(0.4)	—	—	(0.4)

Balance at January 25, 2004	78,273,341	$646.3	$(0.6)	$24.1	$483.2	$1,153.0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 25, 2004, the Company operated 482 superstores under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 716 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 36 bookstores under the Books etc. name in the United Kingdom.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year: The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. Fiscal 2001 consisted of 52 weeks and ended January 27, 2002. References herein to years are to the Company’s fiscal years.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. Foreign currency transaction gains/(losses) were $(0.4), $0.1, and $0.3 in 2003, 2002, and 2001, respectively.

Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

Inventories: Merchandise inventories are valued on a first-in, first-out (FIFO) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $86.9 and $81.0 as of January 25, 2004, and January 26, 2003, respectively.

Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the term of the lease, generally over three to 20 years. Other annual rates used in computing depreciation for financial statement purposes are 2% to 3% for buildings and 10% to 33% for other fixtures and equipment. Amortization of assets under capital leases is included in depreciation expense.

The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying values of long-lived assets. If the expected future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows.

Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which the Company adopted effective January 28, 2002, goodwill is not amortized but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

is subject to annual impairment tests in accordance with FAS 142. Adoption of the provisions of FAS 142 had the impact of eliminating the Company’s goodwill amortization in 2002 and 2003.

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

Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), as amended, the Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other stockholders’ equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company includes fair value changes of derivatives (net of tax) and exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $(0.2) and $(0.9) for derivatives and $24.3 and $5.3 for exchange rate fluctuations as of January 25, 2004 and January 26, 2003, respectively.

Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company’s segments.

From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com (Amazon) for Amazon to develop and operate a Web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com Web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a Web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002.

Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites, and includes this income as a component of “Other revenue” in the Company’s consolidated statements of operations. The agreements contain mutual indemnification provisions, including provisions that essentially allocate between the parties responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.

The Company had previously categorized referral fees as a component of “Selling, general and administrative expenses” in the Company’s consolidated statements of operations, but has determined that categorization as “Other revenue” is more appropriate. Accordingly, the referral fees have been reclassified for all periods presented.

Also in 2002, Borders entered into an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up their merchandise at Borders stores in the United States (Express In-Store Pick Up). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store, and classifies this revenue as a component of “Sales” in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Company’s consolidated statements of operations. The Company also pays referral fees to Amazon pursuant to this agreement. This service was offered to customers beginning November 27, 2002.

In November of 2003, the Company announced a multi-year extension of the Mirror Sites and Express In-Store Pick Up agreements with Amazon.

Pre-Opening Costs: The Company expenses pre-opening costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”

Closing Costs: Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which the Company adopted effective January 1, 2003, the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure subsequent to December 31, 2002.

Prior to the adoption of FAS 146, the Company applied the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for all stores it had identified for closure as of December 31, 2002, and provided for expenses directly related to the discontinuance of operations of the stores identified.

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

Gift Certificates: The Company sells gift certificates to its customers and provides for the face value of all certificates issued within the last 12 months. For certificates older than 12 months, the Company provides for a portion of the certificates’ face value based upon historical redemption trends.

Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $35.9, $36.1 and $38.5 of gross advertising expenses in 2003, 2002 and 2001, respectively.

The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Prior to the adoption of EITF 02-16, all consideration and costs pursuant to co-operative advertising programs were included in the “Selling, general and administrative” line of the consolidated statements of operations. The Company has reclassified the vendor consideration in prior years to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.9 of vendor consideration as a reduction to its inventory balance at January 25, 2004.

The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

Advertising costs not part of the programs listed above are included in the “Selling, general and administrative” line of the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (FAS 123). Total stock-based employee compensation expense and related earnings per share amounts for 2002 and 2001 differ from that previously disclosed due to the inadvertent prior year exclusion of certain awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	2003	2002	2001

Net income, as reported	$120.0	$111.7	$87.4
Add: Stock-based employee expense included in reported net income, net of related tax effects	0.1	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	7.4	11.5	14.2

Pro forma net income	$112.7	$100.3	$73.3

Earnings per share:
Diluted — as reported	$1.52	$1.36	$1.06
Diluted — pro forma	$1.42	$1.22	$0.89
Basic — as reported	$1.54	$1.39	$1.08
Basic — pro forma	$1.45	$1.25	$0.91

See “Note 13 — Stock-Based Benefit Plans” for further discussion of the Company’s equity-based compensation plans.

New Accounting Guidance: In November 2002, the Emerging Issues Task Force issued EITF 02-16, which was effective for all vendor arrangements entered into after December 31, 2002. The Consensus requires that consideration received from a vendor be considered a reduction of the prices of vendor’s products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. In fiscal 2003, the Company has reclassified the prior years’ vendor consideration to conform to current year presentation and EITF 02-16. Additionally, the Company recorded $0.9 of vendor consideration as a reduction to its inventory balance at January 25, 2004.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the interpretation requires consolidation of variable interest entities created prior to January 31, 2003 beginning in the fourth quarter of 2003. See “Note 10 — Debt” and “Note 11 — Leases” for further discussion of the impact on the Company in fiscal 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have an impact on the Company’s consolidated financial position or disclosures in fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have an impact on the Company’s consolidated financial position or disclosures in fiscal 2003.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 —	WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2003	2002	2001

Weighted-average common shares outstanding — basic	77,905	80,280	80,559
Dilutive effect of employee stock options	1,206	1,753	2,165

Weighted-average common shares outstanding — diluted	79,111	82,033	82,724

Unexercised employee stock options to purchase 4.2 million, 7.5 million, and 4.6 million common shares as of January 25, 2004, January 26, 2003, and January 27, 2002, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

NOTE 3 —	ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In the fourth quarter of 2003, the Company recorded a charge of $6.4 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $6.1 related to underperforming domestic Borders superstores and $0.3 related to underperforming Waldenbooks stores. Also in the fourth quarter of 2003, the Company incurred a $4.5 charge related to the impairment of certain capitalized technology initiatives, with $3.0, $1.4, and $0.1 allocated to the Borders, Waldenbooks and International segments, respectively.

In the fourth quarter of 2002, the Company recorded a charge of $14.0 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $2.9 related to underperforming domestic Borders superstores, $8.2 related to underperforming Waldenbooks stores and $2.9 related to underperforming Books etc. stores.

In the fourth quarter of 2001, the Company recorded a charge of $6.9 primarily related to the impairment of certain long-lived assets related to leasehold improvements and furniture and fixtures of underperforming Waldenbooks stores.

The charges taken for these impairments are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.

Store Closings: In accordance with the provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure. These expenses typically pertain to inventory markdowns, asset impairments, and store payroll

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

and other costs. When the Company closes any of its stores, the inventory of the closed stores is either returned to vendors or marked down and sold. Stores’ leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

Waldenbooks stores average between five to seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other Waldenbooks or Borders store locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the closing plans is not significant.

During 2003, the Company recorded a $1.4 charge for the closing costs relating to the closure of 67 underperforming Waldenbooks stores (net of a $0.9 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.1 of asset impairments and $0.5 of store payroll and other costs. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $1.4 charge is a $0.8 charge for inventory markdowns of the stores to be closed, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

During the fourth quarter of 2002, the Company adopted a plan to close 65 underperforming Waldenbooks stores. As a result of this plan, the Company recorded a $2.2 charge for the closing costs of the stores (net of a $0.6 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.5 of asset impairments, and $0.3 of store payroll and other costs which were incurred subsequent to the stores’ scheduled closure in 2002. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $2.2 charge is a $1.4 charge for inventory markdowns of the stores to be closed, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

During the fourth quarter of 2001, the Company recorded a $3.9 charge for the closing costs relating to the planned closure of 67 underperforming Waldenbooks stores. This charge included $0.8 of lease termination costs, $0.6 of asset impairments, and $1.1 of store payroll and other costs, categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $3.9 charge is a $1.4 charge for inventory markdowns of the stores to be closed, categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

Pursuant to Waldenbooks’ store closing plans, 67 stores were closed during 2003, 53 stores were closed during 2002 and 53 stores were closed during 2001.

The following table summarizes Waldenbooks’ store closing reserve:

2001 Charge	$3.9
2001 Cash payments	(0.5)

Reserve balance at January 27, 2002	$3.4

2002 Charge	2.8
2002 Reserve adjustment	(0.6)
2002 Cash payments	(3.0)

Reserve balance at January 26, 2003	$2.6

2003 Charge	2.3
2003 Reserve adjustment	(0.9)
2003 Cash payments	(2.9)

Reserve balance at January 25, 2004	$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The following table summarizes the sales and operating loss for the stores closed in each of the following fiscal years:

	2003	2002	2001

Sales	$28.6	$22.5	$22.6
Operating loss	(0.6)	(0.3)	(0.7)

During the fourth quarter of 2003, the Company recorded a $0.1 charge for the estimated future lease obligations of a Books etc. store closed in 2003, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.

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

Fulfillment Center: On March 15, 2001, the Company announced an agreement with Ingram Book Group (Ingram), a wholesaler of books, spoken audio and magazines, pursuant to which Ingram provides fulfillment services for the Company’s special order book sales. This agreement with Ingram resulted in a first quarter 2001 charge of approximately $16.0 primarily related to the writedown of assets used by the Company-owned facility to fulfill special order sales, including warehouse equipment, hardware, and software, and is included in “Asset impairments and other writedowns” on the consolidated statements of operations. This agreement also resulted in a first quarter 2001 charge of $12.7 for the writedown of fulfillment center inventory. In the fourth quarter of 2001, the Company reversed approximately $4.0 of this charge as a result of favorable experience in the disposition of the inventory. The net charge of $8.7 is categorized as “Fulfillment center and other inventory writedowns” on the consolidated statements of operations.

NOTE 4 — GOODWILL

Effective January 28, 2002, the Company adopted FAS 142, “Goodwill and Other Intangible Assets.” As required by FAS 142, the Company no longer amortizes goodwill, but reviews annually (or more frequently if impairment indicators arise) for impairment. Upon adoption and at the annual testing date of January 25, 2004, the Company determined that there was no impairment of goodwill for any of its reporting units. The following net income and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization, as required by FAS 142.

	2003	2002	2001

Adjusted net income:
Net income	$120.0	$111.7	$87.4
Goodwill amortization	—	—	2.7

Adjusted net income	$120.0	$111.7	$90.1

Diluted earnings per share:
Net income	$1.52	$1.36	$1.06
Goodwill amortization	—	—	0.03

Adjusted net income	$1.52	$1.36	$1.09

Basic earnings per share:
Net income	$1.54	$1.39	$1.08
Goodwill amortization	—	—	0.04

Adjusted net income	$1.54	$1.39	$1.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 5 — EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2003, 2002 or 2001 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $18.7 to date.

During 2003, Borders recognized as income an insurance reimbursement of $2.8 related to the September 11, 2001 loss. Of this, $0.7 represented business interruption proceeds for 2003. This was categorized as “Cost of merchandise sold” in the consolidated statements of operations, because the store’s lost income would primarily have been categorized as “Gross margin” in the consolidated statements of operations. In addition, $1.8 was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.

During 2002, the Company recognized a $2.9 gain from insurance proceeds related to the terrorist attacks. Of this, $1.2 represented business interruption proceeds for 2002. The remaining $1.7 primarily represented the excess of lost assets’ replacement value over their net book value.

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

The Company expects to recover additional insurance amounts, up to a maximum of approximately $1.2, based upon capital expenditures and pre-opening costs in replacement stores which will be recognized when collection of such additional recoveries is assured.

NOTE 6 — LEGAL SETTLEMENT

In January 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has agreed to pay $3.5, categorized as “Legal settlement expense” in the consolidated statements of operations during 2003, to resolve all claims asserted in the California overtime litigation. This action was brought by two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2003	2002

Property and equipment
Land	$11.8	$10.2
Buildings	26.9	5.2
Leasehold improvements	429.6	384.3
Furniture and fixtures	848.5	790.5
Construction in progress	24.4	31.0

	1,341.2	1,221.2
Less — accumulated depreciation and amortization	(763.5)	(667.4)

Property and equipment, net	$577.7	$553.8

NOTE 8 — INCOME TAXES

The income tax provision from operations consists of the following:

	2003	2002	2001

Current
Federal	$61.2	$45.1	$36.1
State and local	9.1	8.0	5.5
Foreign	0.3	—	0.2
Deferred
Federal	0.2	16.8	14.4
State and local	0.3	0.1	0.4
Foreign	3.7	(0.4)	(1.4)

Total income tax provision	$74.8	$69.6	$55.2

A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2003	2002	2001

Federal statutory rate	$69.0	$63.5	$49.9
State and local taxes, net of federal tax benefit	6.1	5.3	3.8
Other	(0.3)	0.8	1.5

Total income tax provision	$74.8	$69.6	$55.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Deferred tax assets and liabilities resulted from the following:

	2003	2002

Deferred tax assets
Accruals and other current liabilities	$4.3	$5.1
Deferred revenue	4.6	5.9
Other long-term liabilities	—	1.4
Deferred compensation	2.3	0.9
Deferred rent	26.0	24.8
Net operating losses	9.7	11.4
Asset impairments and other writedowns	13.7	12.7

Total deferred tax assets	60.6	62.2

Deferred tax liabilities
Inventory	18.3	18.0
Property and equipment	45.8	46.6
Net state deferred tax liability	3.3	3.0
Other	4.0	1.2

Total deferred tax liabilities	71.4	68.8

Net deferred tax assets (liabilities)	$(10.8)	$(6.6)

The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $23.1 as of January 25, 2004, $35.3 as of January 26, 2003, and $33.1 as of January 27, 2002. These losses have an indefinite carryforward period.

Consolidated domestic income (loss) before taxes was $195.2 in 2003, $194.7 in 2002, and $149.0 in 2001. The corresponding amounts for foreign operations were $1.7 in 2003, $(13.4) in 2002, and $(6.4) in 2001.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Café. On January 28, 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

agreed to pay $3.5 to resolve all claims asserted in the litigation. The Company classified this charge as “Legal settlement expense” in the consolidated statements of operations in 2003. See “Note 6 — Legal Settlement” for further discussion.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court recently issued an order granting the motion as to certain of plaintiff’s claims, denying it as others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this lawsuit and has expensed as incurred all legal costs to date. Although an adverse resolution of the matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this litigation will have a material effect on its liquidity or financial position.

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state alleges should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site Agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the States of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the States of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired.

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

Relationship with Kmart — General: Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. On January 22, 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from Chapter 11 on May 6, 2003. Such filings have not affected the operations of the Company.

Kmart and the Company continue to have the following contractual relationships.

Tax Allocation and Indemnification Agreement: Prior to the completion of its initial public offering (IPO), the Company was included in the consolidated federal income tax returns of Kmart and filed on a combined basis with Kmart in certain states. Pursuant to a tax allocation and indemnification agreement between the Company and Kmart (Tax Allocation Agreement) the Company will remain obligated to pay to Kmart any income taxes the Company would have had to pay if it had filed separate tax returns for the tax period beginning on January 26, 1995, and ending on June 1, 1995, the date of the consummation of the IPO (to the extent that it has not previously paid such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

amounts to Kmart). In addition, if the tax liability attributable to the Company for any previous tax period during which the Company was included in a consolidated federal income tax return filed by Kmart or a combined state return is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to Kmart the amount of any increase in such liability and Kmart has agreed to pay to the Company the amount of any decrease in such liability (in either case together with interest and penalties). The Company’s tax liability for previous years will not be affected by any increase or decrease in Kmart’s tax liability if such increase or decrease is not directly attributable to the Company. After completion of the IPO, the Company continued to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any tax year in which it was a member of any consolidated group of which Kmart was the common parent. Pursuant to the Tax Allocation Agreement, however, Kmart agreed to indemnify the Company for any federal income tax liability of Kmart or any of its subsidiaries (other than that which is attributable to the Company) that the Company could be required to pay and the Company agreed to indemnify Kmart for any of the Company’s separate company taxes.

Lease Guaranty Agreement: Borders’ leases for 13 of its retail stores and its distribution center in Harrisburg, Pennsylvania have been guaranteed by Kmart. Under the terms of a lease guaranty, indemnification and reimbursement agreement entered into upon completion of the IPO, as amended, (Lease Guaranty Agreement), the underlying leases will be transferable by Borders, subject to a right of first refusal in favor of Kmart with respect to sites within a three-mile radius of a Kmart store and, with respect to all other sites, a right of first offer in favor of Kmart. The Company and Borders are required to indemnify Kmart with respect to (i) any liabilities Kmart may incur under the lease guarantees, except those liabilities arising from the gross negligence or willful misconduct of Kmart, and (ii) any losses incurred by Kmart after taking possession of any particular premises, except to the extent such losses arise solely from the acts or omissions of Kmart. Under the terms of the Lease Guaranty Agreement, in the event of (i) the Company’s or Borders’ failure to provide any required indemnity, (ii) a knowing and material violation of the limitations on transfers of guaranteed leases set forth in the agreement, or (iii) certain events of bankruptcy, Kmart will have the right to assume any or all of the guaranteed leases and to take possession of all of the premises underlying such guaranteed leases; provided, that in the event of a failure or failures to provide required indemnities, the remedy of taking possession of all of the premises underlying the guaranteed leases may be exercised only if such failures relate to an aggregate liability of $10.0 or more and only if Kmart has provided 100 days’ prior written notice. In the event of a failure to provide required indemnities resulting in losses of more than the equivalent of two months rent under a particular lease but less than $10.0, Kmart may exercise such remedy of possession as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates and one additional premise for each such premises to which the failure relates, up to a maximum, in any event, of five additional premises, and thereafter, with respect to such additional premises, Kmart remedies and indemnification rights shall terminate. In the event of a failure to provide required indemnities resulting in liabilities of less than the equivalent of two months rent under a particular lease, Kmart may exercise such remedy of possession only as to the premises underlying the guaranteed lease or leases to which the failure to provide the indemnity relates. The Lease Guaranty Agreement will remain in effect until the expiration of all lease guarantees, which the Company believes will be in January 2020.

NOTE 10 —	DEBT

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $126.9 at January 25, 2004 and $112.1 at January 26, 2003. The weighted average interest rate in 2003 and 2002 was approximately 5.4% and 4.5%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Term Loan: On July 30, 2002, the Company issued $50.0 of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes are being used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage.

Debt of Consolidated VIEs: The Company includes the debt of certain VIEs consolidated pursuant to FIN 46 (described below) in its consolidated balance sheets. Scheduled principal payments of this debt as of January 25, 2004 total $13.9 in 2004, $0.2 in 2005, $0.2 in 2006, $0.2 in 2007, $0.2 in 2008, $5.0 in all later years, and in the aggregate, total $19.7.

As of January 25, 2004 the Company was in compliance with its debt covenants.

NOTE 11 —	LEASES

Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for terms of three to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks’ leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

Lease Commitments: Future minimum lease payments under operating leases at January 25, 2004 total $314.7 in 2004, $300.9 in 2005, $289.1 in 2006, $286.1 in 2007, $272.5 in 2008, $2,177.8 in all later years, and in the aggregate, total $3,641.1.

Rental Expenses: A summary of operating lease minimum and percentage rental expense follows:

	2003	2002	2001

Minimum rentals	$352.6	$322.1	$303.1
Percentage rentals	2.0	1.6	1.8

Total	$354.6	$323.7	$304.9

Capitalized Leases: The Company accounts for certain computer equipment under capital leases. Scheduled principal payments of capitalized leases as of January 25, 2004 total $0.4, due in 2004.

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”), which were amended in May 2003, to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2004 (2005 if certain conditions are satisfied). In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $25.0. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the Company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust. At January 25, 2004, the maximum loss that the Company could incur under these guarantees approximated $13.8.

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

There were two and seven properties financed through the Original Lease Facility at January 25, 2004 and January 26, 2003, respectively, with financed values of $13.8 and $36.3. The two properties financed through the Original Lease Facility at January 25, 2004 were consolidated by the Company, pursuant to the provisions of FIN 46, as discussed below. Of the amount financed under the Original Lease Facility at January 26, 2003, the Company had recorded $19.0 as capitalized leases, under “Other assets” (for the capital lease assets) and “Long-term capital lease obligations” (for the capital lease liabilities) on the consolidated balance sheets at January 26, 2003. These amounts were treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of January 25, 2004 or January 26, 2003.

In 2003, lessors permanently financed five properties that had been previously financed through the Original Lease Facility with a total value of approximately $22.5, two of which had been capitalized and three of which had not been capitalized at January 26, 2003.

Consolidated VIEs: Pursuant to the requirements of FIN 46, the Company believes that it is the primary beneficiary of the two variable interest entities (VIEs) that own the two properties financed under the Original Lease Facility at January 25, 2004. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004 and recorded land, property and equipment, net of accumulated depreciation, of $12.5, short-term borrowings of $13.8, and minority interest of $1.3 at January 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

The Company also believes it is the primary beneficiary of two additional VIEs, both of which had borrowings outstanding under the Original Lease Facility at January 26, 2003, but whose borrowings had been permanently financed by the VIEs during 2003. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004, and recorded property and equipment, net of accumulated depreciation, of $5.5, long-term debt of $5.9, and minority interest of $0.4 at January 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Mortgage Notes: During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at January 25, 2004 was approximately $28.8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 12 —	EMPLOYEE BENEFIT PLANS

Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $4.3, $4.2, and $3.2 for 2003, 2002 and 2001, respectively.

NOTE 13 —	STOCK-BASED BENEFIT PLANS

Stock Option Plans: The Company has various stock option plans pursuant to which the Company may grant options to purchase its common stock. The exercise price of options granted under these plans will generally not be less than the fair value per share of the Company’s common stock at the date of grant with vesting periods up to six years from grant date and maximum option terms up to 10 years from grant date. At January 25, 2004, the Company has 33.9 million shares authorized for the grant of stock options under these plans.

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

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-
	Number	Average
All Plans	of Shares	Exercise Price

Outstanding at January 28, 2001	17,654	17.82
Granted	3,326	16.51
Exercised	2,659	12.25
Forfeited	2,906	19.34
Outstanding at January 27, 2002	15,415	18.11
Granted	3,232	20.02
Exercised	1,305	12.42
Forfeited	2,273	20.52
Outstanding at January 26, 2003	15,069	18.76
Granted	1,455	21.24
Exercised	1,907	12.90
Forfeited	1,574	20.63
Outstanding at January 25, 2004	13,043	19.67
Balance exercisable at
January 27, 2002	7,619	18.22
January 26, 2003	8,832	18.59
January 25, 2004	8,750	19.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $5.93, $6.94, and $6.09 in 2003, 2002 and 2001, respectively.

The Company has the following equity compensation plans in effect at January 25, 2004 (number of shares in thousands):

	Number of	Weighted-	Number of
	Shares	Average	Shares Available
Plan Category	Outstanding	Exercise Price	for Issuance

Plans approved by stockholders:
1995 Stock Option Plan	10,290	$19.93	109
Director Plan	105	20.16	—
Management Stock Purchase Plan	—	—	3,369
Plans not approved by stockholders:
1998 Stock Option Plan	2,158	18.26	—
International Stock Option Plan	490	20.28	—

Total plans	13,043	$19.67	3,478

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

	2003	2002	2001

Risk-free interest rate	1.5-3.4%	2.2-5.3%	3.1-5.4%
Expected life	3-5 years	3-10 years	3-10 years
Expected volatility	35.2-41.6%	46.3%	33.3-47.5%
Expected dividends	0.0-1.5%	0.0%	0.0%

The following table summarizes the information regarding stock options outstanding at January 25, 2004 (number of shares in thousands):

	Outstanding			Exercisable

Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$6.81-$10.22	832	1.4	$ 8.69	832	$ 8.69
$10.23-$13.63	1,789	2.7	12.86	1,729	12.86
$13.64-$17.03	2,594	3.7	14.73	1,737	14.66
$17.04-$20.44	2,193	4.6	17.62	856	17.84
$20.45-$27.25	2,727	4.5	22.66	750	23.89
$27.26-$30.66	2,360	3.4	29.79	2,360	29.79
$30.67-$34.06	548	3.9	31.67	486	31.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A summary of the information relative to the Company’s stock purchase plans follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock issued under stock purchase plans:
Management plan
2001	24	13.26	16.57
2002	28	18.26	23.91
2003	82	13.56	17.29
Employee plan
2001	35	16.52	19.43
2002	35	15.29	17.99
2003	34	15.24	17.92

NOTE 14 — FINANCIAL INSTRUMENTS

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

The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is currently utilizing two interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates. In accordance with the provisions of FAS 133, the Company has designated these interest rate swap agreements as cash flow hedges.

The Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to cash flow hedges are included in interest expense. For the year ended January 25, 2004, unrealized after-tax net gains of $0.7 related to cash flow hedges were recorded in other comprehensive income. As of January 25, 2004, $0.2 net unrealized losses related to interest rate swaps were included in accumulated other comprehensive income, none of which is expected to be reclassified into earnings during the next 12 months. The hedge ineffectiveness for the year ending January 25, 2004 was not material.

A portion of the Company’s borrowings is based on a fixed interest rate. In August 2003, the Company entered into an interest rate swap to convert the fixed rate, upon which the $50.0 of Notes are based, to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company has designated this swap agreement as a fair market value hedge. In March 2004 the Company entered into an agreement to terminate this swap if a termination value of $1.6 is reached. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair market value hedge are recorded in the Company’s consolidated statements of operations, as are changes in the fair value of the hedged debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

As of January 25, 2004, and January 26, 2003, the Company had the following interest rate swaps in effect:

January 25, 2004
Notional Amount	Strike Rate	Period	Fair Market Value

$36.5(a)	4.9%	10/98-6/05	$(0.4)
$36.5(a)	4.7%	9/98-6/05	$(0.1)
$50.0	variable	8/03-7/06	$1.4

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

January 26, 2003
Notional Amount	Strike Rate	Period	Fair Market Value

$75.0	5.7%	1/00-1/03	$(0.3)
$33.0(a)	6.6%	10/98-10/03	$(0.7)
$33.0(a)	6.9%	9/98-9/03	$(0.6)

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

NOTE 15 — SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). Amounts relating to the Company-owned and -operated Borders.com Web site, other than intercompany interest expense (net of related taxes), have been classified in the Borders segment for all periods presented. Intercompany interest charges (net of related taxes) relating to Borders.com have been included in the Corporate segment.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	2003	2002	2001

Sales
Borders	$2,470.2	$2,319.0	$2,234.1
Waldenbooks	820.9	852.2	902.1
International	407.5	314.9	251.7

Total sales	$3,698.6	$3,486.1	$3,387.9

Interest expense (income)
Borders	$(1.9)	$2.5	$9.1
Waldenbooks	(38.8)	(33.5)	(28.3)
International	19.0	17.2	14.3
Corporate	30.4	26.4	19.3

Total interest expense	$8.7	$12.6	$14.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2003	2002	2001

Income tax provision (benefit)
Borders	$63.8	$64.2	$48.8
Waldenbooks	30.5	24.5	23.7
International	(2.9)	(6.1)	(6.4)
Corporate	(16.6)	(13.0)	(10.9)

Total income tax expense	$74.8	$69.6	$55.2

Depreciation and amortization expense
Borders	$70.2	$66.7	$65.4
Waldenbooks	18.4	20.7	21.4
International	12.0	9.7	9.4
Corporate	—	—	—

Total depreciation and amortization expense	$100.6	$97.1	$96.2

Net income (loss)
Borders	$100.5	$102.5	$72.1
Waldenbooks	49.0	41.4	39.5
International	0.1	(12.3)	(7.5)
Corporate	(29.6)	(19.9)	(16.7)

Total net income	$120.0	$111.7	$87.4

Total assets
Borders	$1,360.9	$1,310.0	$1,339.3
Waldenbooks	320.5	334.1	380.0
International	365.0	320.3	257.7
Corporate	419.8	303.8	202.3

Total assets	$2,466.2	$2,268.2	$2,179.3

Capital expenditures
Borders	$65.7	$66.0	$40.5
Waldenbooks	5.8	7.3	7.5
International	14.0	24.4	24.6
Corporate	15.0	23.8	18.1

Total capital expenditures	$100.5	$121.5	$90.7

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2003	2002	2001

Borders	$11.4	$10.0	$8.5
Walden	5.8	5.3	3.9
International	—	—	—

Total	$17.2	$15.3	$12.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Long-lived assets by geographic area are as follows:

	2003	2002	2001

Long-lived assets:
Domestic	$535.6	$532.9	$580.3
International	217.9	194.0	156.9

Total long-lived assets	$753.5	$726.9	$737.2

NOTE 16 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2003 Quarter Ended
	April	July	October	January

Total revenue	$758.7	$834.3	$817.1	$1,320.9
Gross margin	189.0	212.6	206.1	439.9
Income (loss) before cumulative effect of accounting change	(4.8)	4.5	0.5	121.9
Diluted earnings (loss) per common share	(0.06)	0.06	0.01	1.53
Basic earnings (loss) per common share	(0.06)	0.06	0.01	1.56
Net income (loss)	(4.8)	4.5	0.5	119.8
Diluted earnings (loss) per common share	(0.06)	0.06	0.01	1.50
Basic earnings (loss) per common share	(0.06)	0.06	0.01	1.53

	Fiscal 2002 Quarter Ended
	April	July	October	January

Total revenue	$758.5	$770.6	$757.0	$1,228.6
Gross margin	199.1	201.1	193.3	408.1
Net income (loss)	3.9	3.4	(1.8)	106.2
Diluted earnings (loss) per common share	0.05	0.04	(0.02)	1.32
Basic earnings (loss) per common share	0.05	0.04	(0.02)	1.34

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders

of Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. as of January 25, 2004 and January 26, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. at January 25, 2004 and January 26, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 25, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, effective January 28, 2002 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 11 to the consolidated financial statements, effective January 25, 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ ERNST & YOUNG LLP

Detroit, Michigan

March 11, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.” Information pertaining to directors of the Company required by Item 10 is included under the caption “Election of Directors” in the Company’s Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders.

Code of Ethics and Other Corporate Governance Information

Information regarding the Company’s Business Conduct Policy and its Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Party Transactions

Not applicable.

Item 14: Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in the Proxy Statement dated April 14, 2004 for the Company’s May 20, 2004 Annual Meeting of Stockholders.

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

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(14)	Restated bylaws of Borders Group, Inc.
10	.1(14)	Form of Severance Agreement
10	.2(4)	Borders Group, Inc. Stock Option Plan
10	.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10	.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10	.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10	.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10	.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan

Exhibit
Number		Description

10	.12(16)	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.13(16)	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10	.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10	.31(9)	1998 Borders Group, Inc. Stock Option Plan
10	.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10	.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement
10	.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
10	.41(17)	Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
10	.42(17)	Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
10	.43(17)	Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
10	.44(17)	Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
10	.45(17)	Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
10	.46(17)	Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
10	.47(17)	Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
10	.48(17)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.

Exhibit
Number		Description

10	.49(18)	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.50(18)	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.51(19)	Amendment No. 2 to the Multicurrency Revolving Credit Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.52(19)	Omnibus Amendment No. 2 dated as of May 20, 2003, relating to the Amended and Restated Participation Agreement, the Amended and restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.53(19)	Amendment No. 1 to the Master Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.54(20)	Borders Group, Inc. Long Term Incentive Plan
10.55		Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
14.1		Code of Ethics Relating to Financial Reporting
14.2		Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 26, 2003 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002 (Filed No. 1-13740).

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2003 (Filed No. 1-13740).

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(b) Financial Statement Schedules:

All financial statement schedules are omitted as they are not applicable or the required information is included in the consolidated financial statements of the Registrant.

(c) Reports on Form 8-K:

During the fiscal year ended January 25, 2004 there were three reports filed on Form 8-K. The report dated and filed on May 22, 2003 was filed under Item 9. Regulation FD Disclosure and furnished a press release with earnings information for the quarter ended April 27, 2003. The report dated and filed on August 22, 2003 was filed under Item 9. Regulation FD Disclosure and furnished a press release with earnings information for the quarter ended July 27, 2003. The report dated and filed on November 20, 2003 was filed under Item 9. Regulation FD Disclosure and furnished a press release with earnings information for the quarter ended October 26, 2003. Subsequent to the year ended January 25, 2004 and prior to the filing of this Form 10-K, there were two reports filed on Form 8-K. The report dated and filed on February 11, 2004 was filed under Item 9. Regulation FD Disclosure and furnished a press release with sales information for the quarter and year ended January 25, 2004. The report dated and filed on March 11, 2004 was filed under Item 9. Regulation FD Disclosure and furnished a press release with earnings information for the quarter and year ended January 25, 2004.

(d) Financial Statement Schedules:

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

Name	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Chairman, Chief Executive Officer, and President	March 25, 2004

/s/ EDWARD W. WILHELM Edward W. Wilhelm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2004

/s/ JOEL J. COHEN Joel J. Cohen	Director	March 25, 2004

/s/ ROBERT F. DIROMUALDO Robert F. DiRomualdo	Director	March 25, 2004

/s/ PETER R. FORMANEK Peter R. Formanek	Director	March 25, 2004

/s/ AMY B. LANE Amy B. Lane	Director	March 25, 2004

/s/ VICTOR L. LUND Victor L. Lund	Director	March 25, 2004

/s/ DR. EDNA GREENE MEDFORD Dr. Edna Greene Medford	Director	March 25, 2004

/s/ GEORGE R. MRKONIC George R. Mrkonic	Director	March 25, 2004

/s/ LAWRENCE I. POLLOCK Lawrence I. Pollock	Director	March 25, 2004

/s/ BETH M. PRITCHARD Beth M. Pritchard	Director	March 25, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(4)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(9)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(14)	Restated bylaws of Borders Group, Inc.
10	.1(14)	Form of Severance Agreement
10	.2(4)	Borders Group, Inc. Stock Option Plan
10	.3(14)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(2)	Tax Allocation Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10	.5(2)	Lease Guaranty Agreement dated May 24, 1995 between Borders Group, Inc. and Kmart Corporation
10	.6(15)	First Amendment to Lease Guaranty Agreement between Borders Group, Inc. and Kmart Corporation
10	.7(1)	Borders Group, Inc. Management Stock Purchase Plan.
10	.8(6)	First Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.9(7)	Second Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.10(9)	Third Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.11(14)	Fourth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.12(16)	Fifth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.13(16)	Sixth Amendment to the Borders Group, Inc. Management Stock Purchase Plan
10	.14(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.15(3)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.16(9)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.17(9)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.18(13)	Borders Group, Inc. Annual Incentive Bonus Plan
10	.24(5)	Amended and Restated Multicurrency Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.25(5)	Amended and Restated Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.26(5)	Appendix A to Participation Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(5)	Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(5)	Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.29(10)	Omnibus Amendment No. 1 to Amended and Restated Guarantee Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.30(8)	Borders Group, Inc. Stock Option Plan for International Employees
10	.31(9)	1998 Borders Group, Inc. Stock Option Plan
10	.32(12)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10	.33(9)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.35(11)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.37(12)	Amended Schedule II to the Amended and Restated Credit Agreement among Borders Group, Inc., its subsidiaries and Parties thereto
10	.38(14)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.39(14)	Form of Lease Guaranty Related to Lease Facility Agreement

Exhibit
Number		Description

10	.40(14)	Form of Environmental Indemnity Related to Lease Facility Agreement
10	.41(17)	Multicurrency Revolving Credit Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and other Parties thereto.
10	.42(17)	Omnibus Amendment dated as of June 21, 2002 relating to the Amended and Restated Participation Agreement, the Amended and Restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group, Inc., its subsidiaries and Parties thereto.
10	.43(17)	Master Agreement dated as of June 21, 2002 among Borders Group, Inc., certain of its subsidiaries and the other Parties thereto.
10	.44(17)	Loan Agreement dated as of June 21, 2002 among Atlantic Financial Group, LTD, the Financial Institutions party thereto, and Suntrust Bank relating to the Borders Group, Inc. Lease Financing Facility.
10	.45(17)	Guaranty Agreement dated as of June 21, 2002 from Borders Group, Inc., and certain of its subsidiaries.
10	.46(17)	Construction Agency Agreement dated as of June 21, 2002 among Borders Inc. and Atlantic Financial Group, LTD.
10	.47(17)	Master Lease Agreement dated as of June 21, 2002 between Borders Inc., certain other subsidiaries of Borders Group, Inc. and Atlantic Financial Group, LTD.
10	.48(17)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.49(18)	Amendment No. 2 to the Credit Agreement dated as of August 12, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.50(18)	Amendment No. 1 to the Multicurrency Revolving Credit Agreement dated as of September 18, 2002 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.51(19)	Amendment No. 2 to the Multicurrency Revolving Credit Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.52(19)	Omnibus Amendment No. 2 dated as of May 20, 2003, relating to the Amended and Restated Participation Agreement, the Amended and restated Credit Agreement, the Amended and Restated Guarantee Agreement, and certain other agreements among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.53(19)	Amendment No. 1 to the Master Agreement dated as of May 20, 2003 among Borders Group Inc., certain of its subsidiaries and other Parties thereto.
10	.54(20)	Borders Group, Inc. Long Term Incentive Plan
10.55		Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
14.1		Code of Ethics Relating to Financial Reporting
14.2		Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 1995 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(4)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 1997 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 22, 1995 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 1998 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 1999 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Proxy Statement dated May 24, 2000 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2001 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 26, 2003 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002 (Filed No. 1-13740)

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2003 (Filed No. 1-13740).

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).