Form 10-Q
period 2004-04-25
BORDERS GROUP INC
filed 2004-05-28
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2004

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

Yes   X            No

Shares Outstanding As of
Title of Class	May 21, 2004
Common Stock	77,579,203

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	11

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	21

Item 4.	Controls and Procedures	21

Part II - Other Information

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	N/A
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	April 25,	April 27,
	2004	2003

Sales	$830.8	$751.4
Other revenue	7.3	7.2

Total revenue	838.1	758.6
Cost of merchandise sold, including occupancy costs	627.2	569.6
Inventory writedowns	0.1	-

Gross margin	210.8	189.0
Selling, general and administrative expenses	203.0	193.0
Pre-opening expense	0.7	1.5
Asset impairments and other writedowns	0.4	-

Operating income (loss)	6.7	(5.5)
Interest expense	1.9	2.2

Income (loss) before income tax	4.8	(7.7)
Income tax provision (benefit)	1.8	(2.9)

Net income (loss)	$3.0	$(4.8)

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$0.04	$(0.06)

Weighted average common shares outstanding (in millions)	79.8	78.4
Basic:
Income (loss) per common share	$0.04	$(0.06)

Weighted average common shares outstanding (in millions)	78.2	78.4

Dividends declared per common share	$0.08	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	April 25,	April 27,	January 25,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$234.4	$136.4	$378.8
Merchandise inventories	1,271.7	1,189.5	1,235.6
Accounts receivable and other current assets	95.6	99.0	98.3

Total current assets	1,601.7	1,424.9	1,712.7
Property and equipment, net of accumulated depreciation
of $772.3, $677.3 and $763.5 at April 25, 2004,
April 27, 2003 and January 25, 2004, respectively	525.9	543.7	577.7
Other assets	72.3	90.3	70.2
Deferred income taxes	1.1	2.0	1.3
Goodwill	102.5	95.1	104.3

Total assets	$2,303.5	$2,156.0	$2,466.2

Liabilities, Minority Interest and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$130.1	$116.7	$141.2
Trade accounts payable	576.5	546.9	595.9
Accrued payroll and other liabilities	249.9	265.0	281.8
Taxes, including income taxes	60.7	54.0	133.1
Deferred income taxes	12.1	8.7	12.1

Total current liabilities	1,029.3	991.3	1,164.1
Long-term debt	56.2	50.0	57.2
Long-term capital lease obligations	-	19.0	-
Other long-term liabilities	95.5	82.4	90.2

Total liabilities	1,181.0	1,142.7	1,311.5
Minority interest	1.7	-	1.7

Total liabilities and minority interest	1,182.7	1,142.7	1,313.2

Stockholders' equity:
Common stock; 200,000,000 shares authorized;
77,762,697, 78,086,696 and 78,273,341 issued and
outstanding at April 25, 2004, April 27, 2003
and January 25, 2004, respectively	623.3	646.5	646.3
Deferred compensation	(0.8)	(0.5)	(0.6)
Accumulated other comprehensive income	18.3	2.7	24.1
Retained earnings	480.0	364.6	483.2

Total stockholders' equity	1,120.8	1,013.3	1,153.0

Total liabilities, minority interest and stockholders' equity	$2,303.5	$2,156.0	$2,466.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 13 WEEKS ENDED APRIL 25, 2004
(dollars in millions except share amounts)
(UNAUDITED)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 25, 2004	78,273,341	$646.3	$(0.6)	$24.1	$483.2	$1,153.0

Net income	-	-	-	-	3.0	3.0
Currency translation adjustment	-	-	-	(6.0)	-	(6.0)
Change in fair value of
derivatives, net of tax of $0.1	-	-	-	0.2	-	0.2

Comprehensive loss						(2.8)
Cash dividends declared ($0.08 per
common share)	-	-	-	-	(6.2)	(6.2)
Issuance of common stock	1,625,682	20.7	-	-	-	20.7
Repurchase and retirement of
common stock	(2,136,326)	(50.1)	-	-	-	(50.1)
Change in deferred
compensation	-	-	(0.2)	-	-	(0.2)
Tax benefit of equity
compensation	-	6.4	-	-	-	6.4

Balance at April 25, 2004	77,762,697	$623.3	$(0.8)	$18.3	$480.0	$1,120.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 Weeks Ended
	April 25,	April 27,
	2004	2003

Cash provided by (used for):
Operations
Net income / (loss)	$3.0	$(4.8)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	24.2	24.2
Increase in other long-term assets	(2.3)	(15.9)
Increase in other long-term liabilities	1.8	1.6
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(39.3)	(7.3)
Decrease in accounts receivable	10.8	23.2
Increase in prepaid expenses	(5.7)	(33.8)
Decrease in accounts payable	(18.0)	(17.9)
Decrease in taxes payable	(65.8)	(66.5)
Decrease in expenses payable and accrued liabilities	(26.0)	(14.7)

Net cash used for operations	(117.3)	(111.9)
Investing
Capital expenditures	(13.5)	(16.4)
Proceeds from sale-leaseback of assets	32.3	-

Net cash provided by (used for) investing	18.8	(16.4)
Financing
Net repayment of long-term capital lease obligations	(0.4)	(0.2)
Net funding from (repayment of) credit facility	(7.2)	6.9
Issuance of common stock	20.7	3.1
Payment of cash dividends	(6.2)	-
Repurchase of common stock	(50.1)	(13.8)

Net cash used for financing	(43.2)	(4.0)

Effect of exchange rates on cash and equivalents	(2.7)	(0.4)
Net decrease in cash and equivalents	(144.4)	(132.7)

Cash and equivalents at beginning of year	378.8	269.1

Cash and equivalents at end of period	$234.4	$136.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended January 25, 2004.

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At April 25, 2004, the Company operated 485 superstores primarily under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 712 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Café. On January 28, 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has agreed to pay $3.5 to resolve all claims asserted in the litigation. The Company classified this charge as “Legal settlement expense” in the consolidated statements of operations in 2003.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court recently issued an order granting the motion as to certain of plaintiff’s claims, denying it as others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this lawsuit and has expensed as incurred all legal costs to date. Although an adverse resolution of the matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this litigation will have a material effect on its liquidity or financial position.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the stateshould have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the States of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the States of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, declare dividends, dispose of assets, repurchase its common stock in excess of $225.0 over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $116.3 at April 25, 2004, $116.3 at April 27, 2003 and $126.9 at January 25, 2004.

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

Lease Financing Facilities. The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2006. In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $25.0. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the Company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust. At April 25, 2004, the maximum loss that the Company could incur under these guarantees approximated $13.8.

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

There were two, four and two properties financed through the Original Lease Facility at April 25, 2004, April 27, 2003 and January 25, 2004, respectively, with financed values of $13.8, $22.6 and $13.8. The two properties financed through the Original Lease Facility at April 25, 2004 and January 25, 2004 were consolidated by the Company, pursuant to the provisions of Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as discussed below. Of the amount financed under the Original Lease Facility at April 27, 2003, the Company had recorded $19.0 as capitalized leases, under “Other assets” (for the capital lease assets) and “Long-term capital lease obligations” (for the capital lease liabilities) on the consolidated balance sheets at April 27, 2004. These amounts were treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of April 25, 2004, April 27, 2003 or January 25, 2004.

Consolidated VIEs: Pursuant to the requirements of FIN 46, the Company is the primary beneficiary of the two variable interest entities (VIEs) that own the two properties financed under the Original Lease Facility at April 25, 2004. As a result, the Company consolidates these VIEs and has recorded land, property and equipment, net of accumulated depreciation, of $12.0, short-term borrowings of $13.8, and minority interest of $1.3 at April 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

The Company also is the primary beneficiary of two additional VIEs, due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5, long-term debt of $5.8, and minority interest of $0.4 at April 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Mortgage Notes: During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at April 25, 2004 was approximately $28.3.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

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

	13 Weeks Ended
	April 25,	April 27,
	2004	2003
Net income (loss), as reported	$3.0	$(4.8)
Add: Stock-based employee expense
included in reported net income,
net of related tax effects	0.1	-
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of tax	1.3	2.0

Pro-forma net income (loss)	$1.8	$(6.8)

Earnings (loss) per share:
Basic -- as reported	$0.04	$(0.06)
Basic -- pro-forma	$0.02	$(0.09)
Diluted -- as reported	$0.04	$(0.06)
Diluted -- pro-forma	$0.02	$(0.09)

NOTE 5- SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs, and corporate incentive costs).

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

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $67.2 and $73.3 at April 25, 2004 and April 27, 2003, respectively, whose related depreciation expense has been allocated to the Borders, Waldenbooks and International segments. Depreciation expense allocated to the Borders segment totaled $2.4 and $2.8 for the 13 weeks ended April 25, 2004 and April 27, 2003, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.1 and $1.5 for the 13 weeks ended April 25, 2004 and April 27, 2003, respectively. Depreciation expense allocated to the International segment totaled $0.1 and $0.0 for the 13 weeks ended April 25, 2004 and April 27, 2003, respectively.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

	13 Weeks Ended
	April 25,	April 27,
	2004	2003
Sales
Borders	$577.3	$521.5
Walden	150.8	150.3
International	102.7	79.6

Total sales	$830.8	$751.4

Net income (loss)
Borders	$10.5	$4.8
Walden	2.9	0.5
International	(3.2)	(4.2)
Corporate	(7.2)	(5.9)

Total net income (loss)	$3.0	$(4.8)

Total assets
Borders	$1,392.6	$1,337.2
Walden	304.1	318.5
International	362.6	314.5
Corporate	244.2	185.8

Total assets	$2,303.5	$2,156.0

NOTE 6 - SALE-LEASEBACK TRANSACTIONS

In March 2004, the Company entered into an agreement with GE Pension Limited to sell and subsequently leaseback the Company-owned property at 120 Charing Cross Road, London U.K. WC2J 0JR, owned by its Books, Etc. subsidiary. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement, therefore, the assets associated with the property were removed from the Company’s condensed consolidated balance sheets.

The transaction was recorded in the International segment. The sale proceeds were $32.3 and the net book value of the property upon the completion date of the sale was $28.4. Direct costs associated with the transaction were $0.4. A deferred gain of $3.5 was recorded on the consolidated balance sheets in “Other long-term liabilities” and will be amortized over the 20-year term of the operating lease.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 25, 2004, the Company operated 485 superstores under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 712 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 36 bookstores under the Books etc. name in the United Kingdom.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company expects to open 18 to 20 domestic Borders stores and will undertake an expanded remodel program, through which the Company expects to complete major remodels of 40 to 50 existing stores in 2004. International store growth over the next several years will primarily focus on existing markets with approximately six to eight International store openings annually. The International segment achieved full year profitability for the first time in 2003 and full year profit growth is expected going forward. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years primarily due to the overall decrease in mall traffic and the impact of superstore openings; however, as a result of the successful plan to optimize the Waldenbooks store base, the comparable store sales percentages are generally improving. The Company is continuing to implement this plan in order to continue improving sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser rate going forward. In addition, Waldenbooks manages the Company’s kiosks and small format stores, including those in airports and outlet malls and selective growth in these small format stores is expected in 2004. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2004. In addition, subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In March 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable April 28, 2004 to stockholders of record at the close of business April 7, 2004, and in May 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable July 28, 2004 to stockholders of record at the close of business July 7, 2004. In May 2003, the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

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

The Company’s first quarters of 2004 and 2003 consisted of the 13 weeks ended April 25, 2004 and April 27, 2003, respectively.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended
	April 25,	April 27,
	2004	2003

Sales	100.0%	100.0%
Other revenue	0.9	1.0

Total revenue	100.9	101.0
Cost of merchandise sold (including occupancy)	75.5	75.8
Inventory writedowns	-	-

Gross margin	25.4	25.2
Selling, general and administrative expenses	24.5	25.7
Pre-opening expense	0.1	0.2
Asset impairments and other writedowns	-	-

Operating income (loss)	0.8	(0.7)
Interest expense	0.2	0.3

Income (loss) before income tax	0.6	(1.0)
Income tax provision (benefit)	0.2	(0.4)

Net income (loss)	0.4%	(0.6)%

Consolidated Results - Comparison of the 13 weeks ended April 25, 2004 to the 13 weeks ended April 27, 2003

Sales

Consolidated sales increased $79.4 million, or 10.6%, to $830.8 million in 2004 from $751.4 million in 2003. This resulted primarily from increased sales in the Borders, International segments, along with a slight increase in sales from the Waldenbooks segment.

Comparable store sales for all Borders superstores increased 4.3% in 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2004 was due primarily to the book, movie and gifts and stationery categories, which experienced strong positive comparable store sales, partially offset by negative comparable store sales in the music category. Comparable store sales of books increased due to continued strength in bestsellers. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales increased 5.6% in 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales increase for 2004 was primarily due to improved conversion of mall traffic. The impact of price changes on comparable store sales was not significant.

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

Gross margin

Consolidated gross margin increased $21.8 million, or 11.5%, to $210.8 million in 2004 from $189.0 million in 2003. As a percentage of sales, consolidated gross margin increased to 25.4% in 2004 from 25.2% in 2003. This was primarily due to the Waldenbooks and International segments’ gross margin as a percentage of sales increasing, while the Borders segment remained flat. In the Waldenbooks segment, the improvement was primarily due to occupancy costs for stores open more than one year remaining essentially flat while comparable store sales improved. The International segment improvement was due to higher third party vendor income from café operations and lower costs related to shrink and distribution as a percentage of sales, offset by an increase in occupancy costs as a percentage of sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $10.0 million, or 5.2%, to $203.0 million in 2004 from $193.0 million in 2003. As a percentage of sales, SG&A decreased to 24.5% in 2004 from 25.7% in 2003. This decrease primarily resulted from reduced corporate non-payroll costs as percentage of sales for the Borders, Waldenbooks and International segments.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $0.3 million, or 13.6%, to $1.9 million in 2004 from $2.2 million in 2003. This was primarily due to lower average debt levels in 2004 as compared to 2003, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 37.0% in 2004 compared to 38.0% in 2003.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales increased to net income of 0.4% in 2004 from a net loss of 0.6% in 2003, and net income dollars increased to net income of $3.0 million in 2004 from a net loss of $4.8 million in 2003.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). See “Note 5 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders

	13 Weeks Ended
	April 25,	April 27,
(dollar amounts in millions)	2004	2003

Sales	$577.3	$521.5
Net income	$10.5	$4.8
Net income as % of sales	1.8%	0.9%
Depreciation expense	$17.3	$17.3
Interest income	$1.8	$0.9
Store openings	4	8
Store closings	1	-
Store count	448	412

Borders - Comparison of the 13 weeks ended April 25, 2004 to the 13 weeks ended April 27, 2003

Sales

Borders’ sales increased $55.8 million, or 10.7%, to $577.3 million in 2004 from $521.5 million in 2003. This increase was comprised of comparable store sales increases of $19.7 million and non-comparable sales increases of $36.1 million primarily associated with 2004 and 2003 store openings.

Gross margin

Gross margin as a percentage of sales remained flat at 26.5% in 2004 as compared to 2003. Store occupancy costs as a percentage of sales decreased 0.2% as a result of the stores’ rent expense representing a lower percentage of sales, primarily due to rent expense for stores open more than one year remaining essentially flat while comparable store sales improved. This was offset by an increase in markdowns, freight and product costs of 0.2% as a percentage of sales.

Gross margin dollars increased $14.7 million, or 10.6%, to $153.1 million in 2004 from $138.4 million in 2003, which was primarily due to the increase in comparable store sales and the increase in the gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 23.7% in 2004 from 25.0% in 2003. This was primarily due to an decrease of 0.8% in corporate non-payroll costs as a percentage of sales, due to disciplined costs controls at the corporate level, a decrease of 0.5% in store operating expenses as a percentage of sales, a decrease of 0.3% in corporate payroll costs as a percentage of sales and a decrease of 0.1% in store payroll as a percentage of sales, partially offset by a 0.4% increase in advertising expenses as a percentage of sales.

SG&A dollars increased $6.6 million, or 5.1%, to $137.0 million in 2004 from $130.4 million in 2003 primarily due to increased store payroll expenses resulting from new store openings.

Effect of terrorist attacks on September 11, 2001

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2003, 2002 or 2001 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $19.9 million to date.

In the first quarter of 2004, Borders recognized as income an insurance reimbursement of $1.2 million related to the September 11, 2001 loss. Of this, $0.9 million was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.

The Company does not expect to recover additional insurance amounts related to its loss.

Depreciation expense

Depreciation expense remained flat at $17.3 million in 2004 as compared to 2003.

Interest income

Interest income increased $0.9 million, or 100.0%, to $1.8 million in 2004 from $0.9 million in 2003. This was the result of Border’s continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 1.8% in 2004 from 0.9% in 2003, and net income dollars increased $5.7 million, or 118.8%, to $10.5 million in 2004 from $4.8 million in 2003.

Waldenbooks

	13 Weeks Ended
	April 25,	April 27,
(dollar amounts in millions)	2004	2003

Sales	$150.8	$150.3
Other revenue	$5.4	$6.0
Net income	$2.9	$0.5
Net income as % of sales	1.9%	0.3%
Depreciation expense	$3.5	$4.1
Interest income	$10.5	$9.3
Store openings	1	2
Store closings	5	6
Store count	712	774

Waldenbooks - Comparison of the 13 weeks ended April 25, 2004 to the 13 weeks ended April 27, 2003

Sales

Waldenbooks’ sales increased $0.5 million, or 0.3%, to $150.8 million in 2004 from $150.3 million in 2003. This increase was comprised of increased comparable store sales of $8.1 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $7.6 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, was largely consistent in 2004 with 2003.

Other revenue dollars were $5.4 million in 2004 and $6.0 million in 2003.

Gross margin

Gross margin as a percentage of sales increased to 24.5% in 2004 from 23.1% in 2003. This was primarily due to a 1.3% decrease in store occupancy expenses as a percentage of sales, as a result of rent expense for stores remaining open more than one year remaining essentially flat while comparable stores sales improved. In addition, distribution and other costs improved 0.6% as a percentage of sales. This was partially offset by a decrease of 0.4% in other revenue as a percentage of sales and an increase in markdowns and product costs of 0.1% as a percentage of sales.

Gross margin dollars increased $2.3 million, or 6.6%, to $37.0 million in 2004 from $34.7 million in 2003, primarily due to the increase in comparable store sales and the increase in gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 28.1% in 2004 from 28.7% in 2003. This was primarily due decreased corporate non-payroll expenses of 0.5% as a percentage of sales due to disciplined costs controls at the corporate level and decreased advertising expenses of 0.1% as a percentage of sales.

SG&A dollars decreased $0.8 million, or 1.9%, to $42.4 million in 2004 from $43.2 million in 2003 primarily due to store closings.

Depreciation expense

Depreciation expense decreased $0.6 million, or 14.6%, to $3.5 million in 2004 from $4.1 million in 2003. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $1.2 million, or 12.9%, to $10.5 million in 2004 from $9.3 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 1.9% in 2004 from 0.3% in 2003, while net income dollars increased $2.4 million, to $2.9 million in 2004 from $0.5 million in 2003.

International

	13 Weeks Ended
	April 25,	April 27,
(dollar amounts in millions)	2004	2003

Sales	$102.7	$79.6
Net loss	$3.2	$4.2
Net loss as % of sales	3.1%	5.3%
Depreciation expense	$3.4	$2.8
Interest expense	$4.7	$4.6
Superstore store openings	-	3
Superstore store count	37	33
Books etc. store closings	-	1
Books etc. store count	36	36

International - Comparison of the 13 weeks ended April 25, 2004 to the 13 weeks ended April 27, 2003

Sales

International sales increased $23.1 million, or 29.0%, to $102.7 million in 2003 from $79.6 million in 2002. Of this increase in sales, 17.0% was due to the translation of foreign currencies to U.S. dollars. The remaining 12% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased to 20.2% in 2004 from 20.0% in 2003. The International segment experienced a 0.2% increase in third party vendor income from café operations as a percentage of sales, due to its agreement with Starbucks Coffee Company (U.K.) Limited. In addition, gross margin as a percentage of sales was impacted by decreases of 0.2% in shrink and 0.2% in distribution costs as a percentage of sales, primarily due to the annualization of superstores opened in fiscal 2003. Offsetting these factors was a 0.4% increase in occupancy costs as a percentage of sales, which resulted from currency fluctuations and the annualization of superstores opened in fiscal 2003.

Gross margin dollars increased $4.8 million, or 30.2%, to $20.7 million in 2004 from $15.9 million in 2003, primarily due to new superstore openings.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 20.8% in 2004 from 22.5% in 2003. This improvement was primarily the result of decreases, as a percentage of sales, in store payroll costs of 1.3% due to changes in the store management structure and store operating expenses of 0.4% due to disciplined cost controls at the store level. Although these expenses increased in dollars, they increased at rates less than sales growth. In addition corporate non-payroll costs decreased 0.3%, due to increased income from the Company’s gift certificate program based on favorable redemption trends. Offsetting those improvements was an increase in advertising costs of 0.3% as a percentage of sales, due to increased spending targeted at driving sales.

SG&A dollars increased $3.5 million, or 19.6%, to $21.4 million in 2004 from $17.9 million in 2003, primarily due to currency fluctuations, as well as 2003 superstore openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.6 million, or 21.4%, to $3.4 million in 2004 from $2.8 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense increased $0.1 million, or 2.2%, to $4.7 million in 2004 from $4.6 million in 2003.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 3.1% in 2004 as compared to 5.3% in 2003, and net loss dollars decreased $1.0 million, or 23.8%, to $3.2 million in 2004 from $4.2 million in 2003.

Corporate

	13 Weeks Ended
	April 25,	April 27,
(dollar amounts in millions)	2004	2003

Interest expense	$9.5	$7.8
Net loss	$7.2	$5.9

Corporate - Comparison of the 13 weeks ended April 25, 2004 to the 13 weeks ended April 27, 2003

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $1.3 million, or 22.0%, to $7.2 million in 2004 from $5.9 million in 2003. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases in 2004, partially offset by a reduction in various governance costs as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued expansion of in-store web-based commerce technologies, and corporate information technology streamlining.

Net cash used for operations was $117.3 million and $111.9 million for the 13 weeks ended April 25, 2004 and April 27, 2003, respectively. Operating cash outflows for the period resulted from decreases in taxes payable, expenses payable and accrued liabilities and accounts payable, as well as increases in inventories, prepaid expenses and other long-term assets. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated fiscal 2003 taxes. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, as well as a decrease in accounts receivable and an increase in other long-term liabilities.

Net cash provided by investing was $18.8 million, which primarily resulted from proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale, totaling $32.3 million were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and will be amortized over the 20 year term of the operating lease.

In fiscal 2004, capital expenditures were $13.5 million, which reflects the opening of three new superstores and one new airport store,

operated by the Waldenbooks segment. In fiscal 2003, capital expenditures were $16.4 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflected the opening of 11 new superstores and two new airport stores, operated by the Waldenbooks segment. Additional capital spending in 2003 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining.

The Company expects capital expenditures to be approximately $110.0 million for the full year of 2004, resulting primarily from new domestic superstore openings and a major remodel program related to 40 to 50 domestic Borders superstore locations. In addition, capital expenditures will result from International store openings and investment in information technology. The Company currently plans to open approximately 18 to 20 domestic Borders superstores and six to eight international stores in 2004. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. The Company also expects to open two to six new airport stores in 2004. Average cash requirements to open a new or expanded Waldenbooks store range from $0.4 million to $0.7 million, depending on the size and format of the store. The Company also plans to perform major remodels of 40 to 50 domestic Borders superstore locations. Average cash requirements for a major remodel of a Borders superstore are between $0.3 million to $0.4 million. The Company plans to lease new store locations predominantly under operating leases.

Net cash used for financing was $43.2 million, resulting from the repurchase of common stock totaling $50.1 million, the repayment of the credit facility of $7.2 million, the payment of the Company’s January cash dividend of $6.2 million and the repayment of long-term capital lease obligations of $0.4 million, offset by $20.7 million of proceeds from stock option exercises. Net cash used for financing in 2003 was $4.0 million, resulting primarily from the repurchase of common stock, partially offset by funding from the credit facility and the issuance of common stock.

The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $113.5 million. During the 13 weeks ended April 25, 2004 and April 27, 2003, $50.1 million and $13.8 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2004, subject to the Company’s share price and capital needs.

In April 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.2 million in total, on the Company’s common stock, payable April 28, 2004 to stockholders of record at the close of business April 7, 2004, and in May 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable July 28, 2004 to stockholders of record at the close of business July 7, 2004. The Company intends to pay regular quarterly cash dividends, subject to Board approval, going forward.

At the Annual Stockholders Meeting in May of 2004, the shareholders approved the Borders Group, Inc. 2004 Long-Term Incentive Plan as detailed in the Company’s Proxy Statement dated April 14, 2004. This plan will replace the existing stock option and restricted stock plans on a going-forward basis, which will allow the Company to reduce its annual stock grants as a percentage of outstanding shares by implementing a greater use of restricted stock while reducing the number of stock options issued.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in May 2003 and will expire in June 2005. The Credit Agreement provides for borrowings of up to $450.0 million. Borrowings under the Credit Agreement bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge, dispose of assets, repurchase its common stock and/or declare dividends in excess of an aggregate $225.0 million over the term of the Agreement (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company), and requires the Company to meet certain financial measures regarding fixed coverage, leverage, tangible net worth and capital expenditures. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. As of April 25, 2004 the Company was in compliance with all covenants contained within this agreement.

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

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of April 25, 2004 the Company was in compliance with all covenants contained within this agreement.

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

The Company has two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. The original facility (the “Original Lease Facility”) will expire in June 2006. In June of 2002, the Company established a new facility (the “New Lease Facility”), which will expire in 2007. The aggregate amount available under the Lease Financing Facilities is $25.0 million. Properties to be financed after the effective date of the New Lease Facility will be financed under that Facility, and no additional properties will be financed under the Original Lease Facility. The Lease Financing Facilities provide financing to lessors of properties leased to the Company or its subsidiaries through loans from lenders for up to 95% of a project’s cost. Additionally, under the New Lease Facility, the unaffiliated lessor will make equity contributions approximating 5% of the cost of each project. The lessors under the Original Lease Facility have made similar contributions.

Independent of the Company’s obligations relating to the leases, the Company and certain of its subsidiaries guarantee payment when due of all amounts required to be paid to the third-party lenders. The principal amount guaranteed is limited to approximately 89% of the original cost of a project so long as the Company is not in default under the lease relating to such project. The agreements relating to both of the Lease Financing Facilities contain covenants and events of default that are similar to those contained in the Credit Agreement described above. Security interests in the properties underlying the leases and in the Company’s interests in the leases have been given to the lenders. The Lease Financing Facilities contain cross default provisions with respect to the obligations of the Company under the Credit Agreement and certain other agreements to which the Company is a party. There also are cross default provisions with respect to the obligations relating to the Lease Financing Facilities of Wilmington Trust Company, as owner trustee of a grantor trust formed for the Lease Financing Facilities, and the unaffiliated beneficial owner of the grantor trust. At April 25, 2004, the maximum loss that the Company could incur under these guarantees approximated $13.8 million.

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

There were two, four and two properties financed through the Original Lease Facility at April 25, 2004, April 27, 2003 and January 25, 2004, respectively, with financed values of $13.8 million, $22.6 million and $13.8 million. The two properties financed through the Original Lease Facility at April 25, 2004 and January 25, 2004 were consolidated by the Company, pursuant to the provisions of Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as discussed below. Of the amount financed under the Original Lease Facility at April 27, 2003, the Company had recorded $19.0 million as capitalized leases, under “Other assets” (for the capital lease assets) and “Long-term capital lease obligations” (for the capital lease liabilities) on the consolidated balance sheets at April 27, 2003. These amounts were treated as non-cash items on the consolidated statements of cash flows. There were no borrowings under the New Lease Facility as of April 25, 2004, April 27, 2003 or January 25, 2004.

Consolidated VIEs: Pursuant to the requirements of FIN 46, the Company is the primary beneficiary of the two variable interest entities (VIEs) that own the two properties financed under the Original Lease Facility at April 25, 2004. As a result, the Company consolidates these VIEs and has recorded land, property and equipment, net of accumulated depreciation, of $12.0 million, short-term borrowings of $13.8 million, and minority interest of $1.3 million at April 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

The Company also is the primary beneficiary of two additional VIEs, due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5 million, long-term debt of $5.8 million, and minority interest of $0.4 million at April 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

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

The following table summarizes the Company's significant financing and lease obligations at April 25, 2004:

			Fiscal Year
				2009 and
(dollars in millions)	2004	2005-2006	2007-2008	thereafter	Total

Credit Agreement borrowings	$116.3	$-	$-	$-	$116.3
Capital lease obligations	-	-	-	-	-
Operating lease obligations	246.4	613.6	578.9	2,293.5	3,732.4
Senior guaranteed notes	-	-	50.0	-	50.0
Debt of consolidated VIE’s	13.8	0.4	0.4	5.0	19.6

Total	$376.5	$614.0	$629.3	$2,298.5	$3,918.3

Lease Facility guarantees (1)	$13.8	$-	$-	$-	$13.8

(1) Included as debt of consolidated VIE’s

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company’s last Annual Report on Form 10-K for the fiscal year ended January 25, 2004. There have been no significant changes in these estimates during the first quarter of fiscal 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed though a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of interest rate swaps and forward foreign currency exchange contracts.

There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 25, 2004.

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls: Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s Form 10-K Annual Report for the fiscal year ended January 25, 2004, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect.

In addition to the matters described or referred to above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits) the Company does not believe that any such other litigation or claims will have a material adverse effect on its liquidity, financial position, or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(e) The table below presents the total number of shares repurchased during the first quarter of fiscal 2004.

		Average	Total Number of Shares	Approximate Dollar Value
		Price Paid	Purchased as Part of	of Shares that May Yet Be
	Total Number	per Share	Publicly Announced Plans or	Purchased Under the
Fiscal Period	of Shares	(1)	Programs (2)	Plans or Programs

January 26, 2004
through
February 22, 2004	317,207	$ 23.83	317,207	$ 141,651,341

February 23, 2004
through
March 21, 2004	916,872	$ 23.41	916,872	$ 136,700,647

March 22, 2004
through
April 25, 2004	902,247	$ 23.42	902,247	$ 113,479,937

Total	2,136,326	$ 23.48	2,136,326	$ 113,479,937

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On May 20, 2003, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits:

(a)	Exhibits:
	10.56 (1)	Borders Group, Inc. 2004 Long-Term Incentive Plan
	31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(1) Incorporated by reference from the Company’s Proxy Statement dated April 14, 2004 (File No. 1-13740).

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended April 25, 2004 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on May 18, 2004, furnished a press release with earnings information for the quarter ended April 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(Registrant)

Date: May 27, 2004	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

(a)	Exhibits:
	10.56 (1)	Borders Group, Inc. 2004 Long-Term Incentive Plan
	31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements.

(1) Incorporated by reference from the Company’s Proxy Statement dated April 14, 2004 (File No. 1-13740).

(b)	Reports on Form 8-K:
Subsequent to the 13 weeks ended April 25, 2004 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on May 18, 2004, furnished a press release with earnings information for the quarter ended April 25, 2004.