Form 10-Q
period 2004-07-25
BORDERS GROUP INC
filed 2004-09-02
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

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

Title of Class	Shares Outstanding As of August 22, 2004

Common Stock	76,342,585

BORDERS GROUP, INC.

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
Part II — Other information
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	N/A
Item 4.	Submission of Matters to a vote of Securityholders	28
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30
Exhibits		31
Amendment to Annual Incentive Plan
Amendment to 2004 Long-Term Incentive Plan
Amended & Restated Multicurrency Revolving Credit Agreement
Security Agreement
Amendment to Note Purchase Agreements
1995 Termination Agreement
2002 Termination Agreement
Certification
Certification
Certification
Certification
Cautionary Statement

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	July 25,	July 27,
	2004	2003
Sales	$847.1	$826.9
Other revenue	6.3	7.5

Total revenue	853.4	834.4
Cost of merchandise sold, including occupancy costs	629.8	621.3
Inventory writedowns	—	0.5

Gross margin	223.6	212.6
Selling, general and administrative expenses	206.5	200.5
Pre-opening expense	1.0	1.7
Asset impairments and other writedowns	0.2	0.6

Operating income	15.9	9.8
Interest expense	2.4	2.6

Income before income tax	13.5	7.2
Income tax provision	5.0	2.7

Net income	$8.5	$4.5

Earnings per common share data
Diluted:
Income per common share	$0.11	$0.06

Weighted average common shares outstanding (in millions)	78.4	78.5
Basic:
Income per common share	$0.11	$0.06

Weighted average common shares outstanding (in millions)	77.1	77.4
Dividends declared per common share	$0.08	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	July 25,	July 27,
	2004	2003
Sales	$1,677.9	$1,578.3
Other revenue	13.6	14.7

Total revenue	1,691.5	1,593.0
Cost of merchandise sold, including occupancy costs	1,257.0	1,190.9
Inventory writedowns	0.1	0.5

Gross margin	434.4	401.6
Selling, general and administrative expenses	409.5	393.5
Pre-opening expense	1.7	3.2
Asset impairments and other writedowns	0.6	0.6

Operating income	22.6	4.3
Interest expense	4.3	4.8

Income (loss) before income tax	18.3	(0.5)
Income tax provision (benefit)	6.8	(0.2)

Net income (loss)	$11.5	$(0.3)

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$0.15	$—

Weighted average common shares outstanding (in millions)	79.1	77.9
Basic:
Income (loss) per common share	$0.15	$—

Weighted average common shares outstanding (in millions)	77.6	77.9
Dividends declared per common share	$0.16	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	July 25,	July 27,	January 25,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$180.8	$177.3	$378.8
Merchandise inventories	1,229.7	1,214.4	1,235.6
Accounts receivable and other current assets	110.5	98.6	98.3

Total current assets	1,521.0	1,490.3	1,712.7
Property and equipment, net of accumulated depreciation of $796.5, $700.0 and $763.5 at July 25, 2004, July 27, 2003 and January 25, 2004, respectively	530.3	552.7	577.7
Other assets	79.4	89.8	70.2
Deferred income taxes	1.1	2.4	1.3
Goodwill	132.6	96.1	104.3

Total assets	$2,264.4	$2,231.3	$2,466.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$129.8	$124.5	$141.2
Trade accounts payable	547.2	604.3	595.9
Accrued payroll and other liabilities	270.6	270.3	281.8
Taxes, including income taxes	61.2	60.8	133.1
Deferred income taxes	12.1	8.7	12.1

Total current liabilities	1,020.9	1,068.6	1,164.1
Long-term debt	56.1	50.0	57.2
Long-term capital lease obligations	—	19.0	—
Other long-term liabilities	97.2	85.4	90.2

Total liabilities	1,174.2	1,223.0	1,311.5
Minority interest	1.4	—	1.7

Total liabilities and minority interest	1,175.6	1,223.0	1,313.2

Stockholders’ equity:
Common stock; 200,000,000 shares authorized; 76,195,396, 77,273,070 and 78,273,341 shares issued and outstanding at July 25, 2004, July 27, 2003 and January 25, 2004, respectively	586.0	632.9	646.3
Deferred compensation	(0.7)	(0.5)	(0.6)
Accumulated other comprehensive income	21.1	6.8	24.1
Retained earnings	482.4	369.1	483.2

Total stockholders’ equity	1,088.8	1,008.3	1,153.0

Total liabilities, minority interest and stockholders’ equity	$2,264.4	$2,231.3	$2,466.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 26 WEEKS ENDED JULY 25, 2004
(dollars in millions except share amounts)
(UNAUDITED)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 25, 2004	78,273,341	$646.3	$(0.6)	$24.1	$483.2	$1,153.0

Net income	—	—	—	—	11.5	11.5
Currency translation adjustment	—	—	—	(3.2)	—	(3.2)
Change in fair value of derivatives, net of tax of $0.1	—	—	—	0.2	—	0.2

Comprehensive income						8.5
Cash dividends declared	—	—	—	—	(12.3)	(12.3)
Issuance of common stock pursuant to stock-based compensation plans	1,868,967	24.3	—	—	—	24.3
Repurchase and retirement of common stock	(3,946,912)	(91.7)	—	—	—	(91.7)
Change in deferred compensation	—	—	(0.1)	—	—	(0.1)
Tax benefit of equity compensation	—	7.1	—	—	—	7.1

Balance at July 25, 2004	76,195,396	$586.0	$(0.7)	$21.1	$482.4	$1,088.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 Weeks Ended
	July 25,	July 27,
	2004	2003
Cash provided by (used for):
Operations
Net income (loss)	$11.5	$(0.3)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	47.6	48.6
Gain on deconsolidation of variable interest entities	(2.9)	—
Increase in other long-term assets	(9.2)	(15.3)
Increase in other long-term liabilities	3.1	4.4
Cash provided by (used for) current assets and current liabilities:
(Increase) / decrease in inventories	10.3	(29.6)
Decrease in accounts receivable	15.6	23.6
Increase in prepaid expenses	(25.6)	(33.3)
Increase / (decrease) in accounts payable	(51.9)	38.4
Decrease in taxes payable	(64.8)	(59.2)
Decrease in expenses payable and accrued liabilities	(14.7)	(10.6)

Net cash used for operations	(81.0)	(33.3)
Investing
Capital expenditures	(36.1)	(46.7)
Proceeds from sale-leaseback of assets	32.3	—
Acquisition	(31.4)	—

Net cash used for investing	(35.2)	(46.7)
Financing
Net repayment of long-term capital lease obligations	(0.4)	(0.3)
Net funding from (repayment of) credit facility and other financing obligations	(0.7)	12.6
Issuance of common stock pursuant to stock-based compensation plans	24.3	6.7
Payment of cash dividends	(12.3)	—
Repurchase of common stock	(91.7)	(31.5)

Net cash used for financing	(80.8)	(12.5)

Effect of exchange rates on cash and equivalents	(1.0)	0.7
Net decrease in cash and equivalents	(198.0)	(91.8)

Cash and equivalents at beginning of year	378.8	269.1

Cash and equivalents at end of period	$180.8	$177.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 25, 2004.

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At July 25, 2004, the Company operated 487 superstores primarily under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 711 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as exempt store management employees but were forced to work more than 50% of their time in non-exempt tasks. The Amended Complaint, which names two additional plaintiffs, alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory and punitive damages, penalties, preliminary and permanent injunctions requiring Borders to pay overtime compensation as required under California and Federal law, prejudgment interest, costs, and attorneys’ fees and such other relief as the court deems proper. On July 29, 2002, the Superior Court of California granted the plaintiffs’ motion for class certification in the action. The class certified consists of all individuals who worked as Assistant Managers in a Borders superstore in California at any time between April 10, 1996 and March 18, 2001. The class was further certified by the Court into the following subclasses: Assistant Manager-Merchandising; Assistant Manager-Inventory; Assistant Manager-Human Resources; Assistant Manager-Music; Assistant Manager-Training; Assistant Manager-Café. On January 28, 2004, a tentative settlement, subject to court approval, was reached pursuant to which the Company has agreed to pay $3.5 to resolve all claims asserted in the litigation. On July 29, 2004, the court granted preliminary approval of the tentative settlement, and scheduled the hearing on the final approval of the tentative settlement for December 2, 2004. The Company classified this charge as “Legal settlement expense” in the consolidated statements of operations in 2003.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court recently issued an order granting the motion as to certain of plaintiff’s claims, denying it as to others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this lawsuit and has expensed as incurred all legal costs to date. Although an adverse resolution of the matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this litigation will have a material effect on its liquidity or financial position.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state claims should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the states of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the states of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired. A motion of the Attorney General of Nevada to dismiss the Nevada action was denied, and the Company has been advised that the Attorney General will seek an appeal of that ruling. On July 29, 2004, the Illinois Attorney General filed a motion to dismiss the Illinois matter.

The Company is vigorously defending all claims against the Company relating to any failure by it or Amazon to collect sales or other taxes relating to Internet sales, and intends to file, with other retailers, motions to dismiss the Illinois and Nevada actions on grounds not included in the respective Attorney General’s motions. Although an adverse resolution of claims relating to the failure to collect sales or other taxes on online sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such claims will have a material adverse effect on its liquidity or financial position.

In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses.

Relationship with Kmart – General: Prior to its initial public offering in May 1995, the Company was a subsidiary of Kmart Corporation (Kmart); Kmart currently owns no shares of common stock of the Company. On January 22, 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from Chapter 11 on May 6, 2003. Such filings have not affected the operations of the Company.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data).

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

NOTE 3 – FINANCING

Credit Agreement. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement of $122.0 at July 25, 2004, $124.2 at July 27, 2003 and $126.9 at January 25, 2004.

Term Loan. On July 30, 2002, the Company issued $50.0 of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement.

Lease Financing Facilities. The Company had two lease financing facilities (the Original Lease Facility and the New Lease Facility, collectively, the Lease Financing Facilities) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing variable interest entities (VIEs). The Company has recorded this debt repayment as a

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at July 25, 2004. In conjunction with this transaction, the Lease Financing Facilities were terminated.

Consolidated VIEs. As a result of the repayment and termination of the Lease Financing Facilities, the Company deconsolidated the two VIEs which had participated in the Lease Financing Facilities as of July 25, 2004, pursuant to the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The deconsolidation of the two VIEs resulted in a reduction of land, property and equipment, net of accumulated depreciation, of $12.5, short-term borrowings of $13.8, and minority interest of $1.3 at July 25, 2004. The Company also recorded an after-tax gain of $1.7 as a result of the deconsolidation of these VIEs. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5, long-term debt of $5.8, and minority interest of $0.4 at July 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Mortgage Notes: During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at July 25, 2004 was approximately $27.8.

NOTE 4 – STOCK-BASED BENEFIT PLANS

The Company accounts for equity-based compensation under the guidance of APB No. 25. As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Base 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	13 Weeks Ended		26 Weeks Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
Net income (loss), as reported	$8.5	$4.5	$11.5	$(0.3)
Add: Stock-based employee expense included in reported net income, net of related tax effects	—	—	0.1	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.2	1.0	2.5	3.0

Pro forma net income (loss)	$7.3	$3.5	$9.1	$(3.3)

Earnings (loss) per share:
Basic — as reported	$0.11	$0.06	$0.15	$—
Basic — pro forma	$0.09	$0.04	$0.12	$(0.04)
Diluted — as reported	$0.11	$0.06	$0.15	$—
Diluted — pro forma	$0.09	$0.04	$0.12	$(0.04)

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 5 — SEGMENT INFORMATION

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

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $71.2 and $57.5 at July 25, 2004 and July 27, 2003, respectively, whose related depreciation expense has been allocated to the Borders, Waldenbooks and International segments. Depreciation expense allocated to the Borders segment totaled $2.4 and $2.9 for the 13 weeks ended July 25, 2004 and July 27, 2003, respectively, and $4.8 and $5.7 for the 26 weeks ended July 25, 2004 and July 27, 2003, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.2 and $1.5 for the 13 weeks ended July 25, 2004 and July 27, 2003, respectively, and $2.3 and $3.0 for the 26 weeks ended July 25, 2004 and July 27, 2003, respectively. Depreciation expense allocated to the International segment totaled $0.0 and $0.0 for the 13 weeks ended July 25, 2004 and July 27, 2003, respectively, and $0.1 and $0.0 for the 26 weeks ended July 25, 2004 and July 27, 2003, respectively.

	13 Weeks Ended		26 Weeks Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
Sales
Borders	$592.8	$570.0	$1,170.1	$1,091.5
Walden	150.0	168.7	300.8	319.0
International	104.3	88.2	207.0	167.8

Total sales	$847.1	$826.9	$1,677.9	$1,578.3

Net income (loss)
Borders	$16.1	$10.6	$26.6	$15.4
Walden	1.6	2.6	4.5	3.1
International	(2.6)	(3.6)	(5.8)	(7.8)
Corporate	(6.6)	(5.1)	(13.8)	(11.0)

Total net income (loss)	$8.5	$4.5	$11.5	$(0.3)

Total assets
Borders			$1,360.8	$1,343.2
Walden			313.5	332.8
International			383.3	339.1
Corporate			206.8	216.2

Total assets			$2,264.4	$2,231.3

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 6 – SALE-LEASEBACK TRANSACTION

In March 2004, the Company entered into an agreement with GE Pension Limited to sell and subsequently leaseback the Company-owned property at 120 Charing Cross Road, London U.K. WC2J 0JR, owned by its Books, Etc. subsidiary. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s condensed consolidated balance sheets.

The transaction was recorded in the International segment. The sale proceeds were $32.3 and the net book value of the property upon the completion date of the sale was $28.4. Direct costs associated with the transaction were $0.4. A deferred gain of $3.5 was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20-year term of the operating lease.

NOTE 7 – ACQUISITION OF PAPERCHASE PRODUCTS, LTD.

In July 2004, the Company invested cash of $24.1, including debt repayment of $4.1, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (Paperchase), a leading stationery retailer in the United Kingdom, to 97%, which was allocated primarily to fixed assets, inventory and goodwill of $28.0. The Company also recorded minority interest of $1.1. At the time of the acquisition, Paperchase operated 61 locations, including more than a third of which are located inside Borders International superstores. The acquisition has been accounted for as a purchase in the Company’s International Segment. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

NOTE 8 – NEW ACCOUNTING GUIDANCE

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in late 2004. The standard would be applicable for fiscal years beginning after December 15, 2004. The Company will evaluate the impact of any change in the accounting standards on the Company’s financial position and results of operations when the final rules are issued.

NOTE 9 – SUBSEQUENT EVENT

In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (SBC), a wholly-owned subsidiary of Starbucks Corporation, in which the Company will operate SBC-branded cafés within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores in that territory as they are opened. Cafés located within existing Borders superstores will be converted to SBC cafés beginning in early 2005, and continue over the next few years. The SBC cafés will continue to be managed and staffed by Company employees, who will be trained on SBC brand standards and procedures. SBC will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company. The agreement is not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 25, 2004, the Company operated 487 superstores primarily under the Borders name, including 24 in the United Kingdom, nine in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 711 mall-based and other bookstores primarily under the Waldenbooks name, and 36 bookstores under the Books etc. name in the United Kingdom.

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

From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com, Inc. (Amazon) for Amazon to develop and operate a Web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com Web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a Web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002. In 2004, the Company entered into an additional agreement with a UK affiliate of Amazon for Amazon to develop and operate a Web site utilizing the borders.co.uk and booksetc.co.uk URLs (the “Third Mirror Site”). Operation of the Third Mirror Site is expected to launch later this fiscal year.

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

In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (SBC), a wholly-owned subsidiary of Starbucks Corporation, in which the Company will operate SBC-branded cafés within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores in that territory as they are opened. Cafés located within existing Borders superstores will be converted to SBC cafés beginning in early 2005, and continue over the next few years. The SBC cafés will continue to be managed and staffed by Company employees, who will be trained on SBC brand standards and procedures. SBC will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company. The agreement is not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

The Company’s second quarters of 2004 and 2003 consisted of the 13 weeks ended July 25, 2004 and July 27, 2003, respectively.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.7	0.9	0.8	0.9

Total revenue	100.7	100.9	100.8	100.9
Cost of merchandise sold (includes occupancy)	74.3	75.2	74.9	75.5
Inventory writedowns	—	0.1	—	—

Gross margin	26.4	25.6	25.9	25.4
Selling, general and administrative expenses	24.4	24.3	24.4	24.9
Pre-opening expense	0.1	0.2	0.1	0.2
Asset impairments and other writedowns	—	0.1	—	—

Operating income	1.9	1.0	1.4	0.3
Interest expense	0.3	0.3	0.3	0.3

Income (loss) before income tax	1.6	0.7	1.1	—
Income tax	0.6	0.2	0.4	—

Net income (loss)	1.0%	0.5%	0.7%	—%

Consolidated Results — Comparison of the 13 weeks ended July 25, 2004 to the 13 weeks ended July 27, 2003

Sales

Consolidated sales increased $20.2 million, or 2.4%, to $847.1 million in 2004 from $826.9 million in 2003. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores decreased 0.8% in the 13 weeks ended July 25, 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2004 was due primarily to the book category, driven by a challenging comparison to a year ago when the fifth book in the Harry Potter series was released, and continued negative comparable store sales in the music category. Partially offsetting this was strong positive comparable store sales in the movie category and positive comparable store sales in the gifts and stationery category. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 7.3% in the 13 weeks ended July 25, 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to a challenging comparison to a year ago when the fifth book in the Harry Potter series was released. The impact of price changes on comparable store sales was not significant.

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

Gross margin

Consolidated gross margin increased $11.0 million, or 5.2%, to $223.6 million in 2004 from $212.6 million in 2003. As a percentage of sales, consolidated gross margin increased to 26.4% in 2004 from 25.6% in 2003. The increase is mainly due to the Borders and International segments’ gross margin as a percentage of sales increasing, partially offset by a decrease in the Waldenbooks segment. In the Borders and International segments, this was primarily due to higher bestseller discounts in 2003 related to the release of the fifth book in the Harry Potter series. The decrease in the Waldenbooks segment was due to decreased other revenue as a percentage of sales due to decreased in-store promotion of the Preferred Reader Program, as well as increased occupancy expense as a percentage of sales, as a result of occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $6.0 million, or 3.0%, to $206.5 million in 2004 from $200.5 million in 2003. As a percentage of sales, SG&A increased to 24.4% in 2004 from 24.3% in 2003. This increase primarily resulted from an increase in SG&A expenses as a percentage of sales for the Waldenbooks segment, offset by a decrease in the International segment, while the Borders segment remained flat. This resulted from increased payroll costs in the Waldenbooks segment as a percentage of sales, partially offset by decreased payroll costs as a percentage of sales in the International segment.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $0.2 million, or 7.7%, to $2.4 million in 2004 from $2.6 million in 2003. This was primarily due to lower average debt levels in 2004 as compared to 2003, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 37.0% in 2004 compared to 38.0% in 2003.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 1.0% in 2004 from 0.5% in 2003, and net income dollars increased to $8.5 million in 2004 from $4.5 million in 2003.

Consolidated Results — Comparison of the 26 weeks ended July 25, 2004 to the 26 weeks ended July 27, 2003

Sales

Consolidated sales increased $99.6 million, or 6.3%, to $1,677.9 million in 2004 from $1,578.3 million in 2003. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores increased 1.7% in the 26 weeks ended July 25, 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2004 was due primarily to the book, movie and gifts and stationery categories, which experienced strong positive comparable store sales, partially offset by negative comparable store sales in the music category. Comparable store sales of books remained positive due to continued strength in bestsellers, despite the challenging comparison to a year ago when the fifth book in the Harry Potter series was released. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 1.3% in the 26 weeks ended July 25, 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to a challenging comparison to a year ago when the fifth book in the Harry Potter series was released. The impact of price changes on comparable store sales was not significant.

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

Gross margin

Consolidated gross margin increased $32.8 million, or 8.2%, to $434.4 million in 2004 from $401.6 million in 2003. As a percentage of sales, consolidated gross margin increased to 25.9% in 2004 from 25.4% in 2003. This was primarily due to the Borders, Waldenbooks and International segments’ gross margin as a percentage of sales increasing. In the Borders, Waldenbooks and International segments, the increase was primarily due to higher bestseller discounts in 2003 related to the release of the fifth book in the Harry Potter series. In the Waldenbooks segment, however, the improvement was partially offset by decreased other revenue as a percentage of sales due to decreased in-store promotion of the Preferred Reader Program.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $16.0 million, or 4.1%, to $409.5 million in 2004 from $393.5 million in 2003. As a percentage of sales, SG&A decreased to 24.4% in 2004 from 24.9% in 2003. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders and International segments, partially offset by an increase in SG&A expenses as a percentage of sales for the Waldenbooks segment. The improvement in the Borders and International segments resulted from reduced corporate non-payroll costs as a percentage of sales. The increase in the Waldenbooks segment was primarily due to increased store and administrative payroll costs and store operating expenses as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $0.5 million, or 10.4%, to $4.3 million in 2004 from $4.8 million in 2003. This was primarily due to lower average debt levels in 2004 as compared to 2003, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 37.0% in 2004 compared to 38.0% in 2003.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales increased to 0.7% in 2004 from 0.0% in 2003, and net income dollars increased to net income of $11.5 million in 2004 from net loss of $(0.3) million in 2003.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders and Books etc. stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). See “Note 5 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Sales	$592.8	$570.0	$1,170.1	$1,091.5
Net income	$16.1	$10.6	$26.6	$15.4
Net income as % of sales	2.7%	1.8%	2.3%	1.4%
Depreciation expense	$16.8	$17.4	$34.1	$34.7
Interest income	$1.1	$0.4	$2.9	$1.3
Store openings	2	8	6	16
Store closings	—	—	1	—
Store count	450	420	450	420

Borders — Comparison of the 13 weeks ended July 25, 2004 to the 13 weeks ended July 27, 2003

Sales

Borders’ sales increased $22.8 million, or 4.0%, to $592.8 million in 2004 from $570.0 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings of $32.1 million and comparable store sales decreases of $9.3 million.

Gross margin

Gross margin as a percentage of sales increased to 28.5% in 2004 from 27.3% in 2003, primarily due to decreases in markdowns, freight and product costs of 1.5%, resulting from greater sales discounts on popular new-release titles in 2003. Partially offsetting the decrease in these costs were higher store occupancy and other costs of 0.3% as a percentage of sales.

Gross margin dollars increased $13.1 million, or 8.4%, to $168.6 million in 2004 from $155.5 million in 2003, which was primarily due to increased sales and the increase in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales remained flat at 24.1% in 2004 as compared to 2003.

SG&A dollars increased $5.2 million, or 3.8%, to $142.7 million in 2004 from $137.5 million in 2003 primarily due to increased store payroll expenses resulting from new store openings.

Depreciation expense

Depreciation expense decreased $0.6 million, or 3.4%, to $16.8 million in 2004 from $17.4 million in 2003. This was primarily due to the maturation of the store base.

Interest income

Borders interest income increased $0.7 million, or 175.0%, to $1.1 million in 2004 from $0.4 million in 2003. This was primarily due to the increased generation of positive cash flow.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 2.7% in 2004 from 1.8% in 2003, and net income dollars increased to $16.1 million in 2004 from $10.6 million in 2003.

Borders — Comparison of the 26 weeks ended July 25, 2004 to the 26 weeks ended July 27, 2003

Sales

Borders’ sales increased $78.6 million, or 7.2%, to $1,170.1 million in 2004 from $1,091.5 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings of $68.1 million and comparable store sales increases of $10.5 million.

Gross margin

Gross margin as a percentage of sales increased to 27.5% in 2004 from 26.9% in 2003, primarily due to decreases in markdowns, freight and product costs of 0.7%, resulting from greater sales discounts on popular new-release titles in 2003. Partially offsetting the decrease in these costs were higher store occupancy costs as a percentage of sales.

Gross margin dollars increased $27.7 million, or 9.4%, to $321.6 million in 2004 from $293.9 million in 2003, which was primarily due to increased sales and the increase in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 23.9% in 2004 from 24.5% in 2003. This was primarily due to a decrease of 0.7% in corporate non-payroll costs as a percentage of sales, due to disciplined cost controls at the corporate level, offset by an increase of 0.1% in store payroll as a percentage of sales.

SG&A dollars increased $11.9 million, or 4.4%, to $279.7 million in 2004 from $267.8 million in 2003 primarily due to increased store payroll and non-payroll expenses resulting from new store openings, partially offset by a decrease in corporate non-payroll costs due to disciplined cost controls at the corporate level.

Depreciation expense

Depreciation expense decreased $0.6 million, or 1.7%, to $34.1 million in 2004 from $34.7 million in 2003. This was primarily due to the maturation of the store base.

Interest income

Borders interest income increased $1.6 million, or 123.1%, to $2.9 million in 2004 from $1.3 million in 2003. This was primarily due to the increased generation of positive cash flow.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 2.3% in 2004 from 1.4% in 2003, and net income dollars increased to $26.6 million in 2004 from $15.4 million in 2003.

Waldenbooks

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Sales	$150.0	$168.7	$300.8	$319.0
Other revenue	$4.5	$6.0	$9.9	$12.0
Net income	$1.6	$2.6	$4.5	$3.1
Net income as % of sales	1.1%	1.5%	1.5%	1.0%
Depreciation expense	$3.4	$4.0	$6.9	$8.1
Interest income	$10.3	$9.3	$20.8	$18.6
Store Openings	1	2	2	4
Store Closings	2	17	7	23
Store Count	711	759	711	759

Waldenbooks — Comparison of the 13 weeks ended July 25, 2004 to the 13 weeks ended July 27, 2003

Sales

Waldenbooks’ sales decreased $18.7 million, or 11.1%, to $150.0 million in 2004 from $168.7 million in 2003. This decrease was comprised of decreased comparable store sales of $11.5 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $7.2 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, decreased $1.5 million, or 25.0%, to $4.5 million in 2004 from $6.0 million in 2003. This was due to decreased in-store promotion of the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales decreased to 22.5% in 2004 from 23.3% in 2003. This was primarily due to a 0.8% increase in occupancy as a percentage of sales, as a result of occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined, as well as a 0.6% decrease in other revenue as a percentage of sales. These factors were partially offset by a decrease in markdowns, product and other costs of 0.6%, as a result of greater sales discounts on popular new-release titles in 2003.

Gross margin dollars decreased $5.6 million, or 14.2%, to $33.7 million in 2004 from $39.3 million in 2003, primarily due to store closures and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 27.3% in 2004 from 26.0% in 2003. This was primarily due to increased store payroll expense of 0.4% and increased store operating expenses of 0.9% as a percentage of sales, resulting from the decrease in comparable store sales.

SG&A dollars decreased $2.8 million, or 6.4%, to $41.0 million in 2004 from $43.8 million in 2003 primarily due to store closings.

Depreciation expense

Depreciation expense decreased $0.6 million, or 15.0%, to $3.4 million in 2004 from $4.0 million in 2003. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $1.0 million, or 10.8%, to $10.3 million in 2004 from $9.3 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales increased to 1.1% in 2004 from 1.5% in 2003, while net income dollars decreased $1.0 million to $1.6 million in 2004 from $2.6 million in 2003.

Waldenbooks — Comparison of the 26 weeks ended July 25, 2004 to the 26 weeks ended July 27, 2003

Sales

Waldenbooks’ sales decreased $18.2 million, or 5.7%, to $300.8 million in 2004 from $319.0 million in 2003. This decrease was comprised of decreased comparable store sales of $3.5 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $14.7 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, decreased $2.1 million, or 17.5%, to $9.9 million in 2004 from $12.0 million in 2003. This was due to decreased in-store promotion of the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales increased to 23.5% in 2004 from 23.2% in 2003, primarily due to a decrease in markdowns, product and other costs of 0.7%, as a result of greater sales discounts on popular new-release titles in 2003, partially offset by a 0.5% decrease in other revenue as a percentage of sales.

Gross margin dollars decreased $3.2 million, or 4.3%, to $70.8 million in 2004 from $74.0 million in 2003, primarily due to store closings and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 27.7% in 2004 from 27.3% in 2003. This was primarily due to increased store payroll expense of 0.5% and increased store operating expenses of 0.2% as a percentage of sales, offset by a decrease in corporate non-payroll costs of 0.3% due to disciplined cost controls at the corporate level.

SG&A dollars decreased $3.6 million, or 4.1%, to $83.4 million in 2004 from $87.0 million in 2003 primarily due to store closings.

Depreciation expense

Depreciation expense decreased $1.2 million, or 14.8%, to $6.9 million in 2004 from $8.1 million in 2003. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $2.2 million, or 11.8%, to $20.8 million in 2004 from $18.6 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 1.5% in 2004 from 1.0% in 2003, while net income dollars increased $1.4 million, or 45.2%, to $4.5 million in 2004 from $3.1 million in 2003.

International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Sales	$104.3	$88.2	$207.0	$167.8
Net loss	$2.6	$3.6	$5.8	$7.8
Net loss as % of sales	2.5%	4.1%	2.8%	4.7%
Depreciation expense	$3.2	$3.0	$6.6	$5.8
Interest expense	$4.3	$4.7	$9.0	$9.3
Superstore Store Openings	—	2	—	5
Superstore Store Count	37	35	37	35
Books etc. Store Openings	1	—	1	—
Books etc. Store Closings	1	2	1	2
Books etc. Store Count	36	35	36	35

International — Comparison of the 13 weeks ended July 25, 2004 to the 13 weeks ended July 27, 2003

Sales

International sales increased $16.1 million, or 18.3%, to $104.3 million in 2004 from $88.2 million in 2003. Of this increase in sales, 10.4% was due to the translation of foreign currencies to U.S. dollars. The remaining 7.9% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased to 20.4% in 2004 from 20.1% in 2003. Gross margin as a percentage of sales was impacted by a decrease in markdowns, freight and product costs of 1.2%, resulting from greater sales discounts on popular new-release titles in 2003. Offsetting the decrease in these costs were higher store occupancy costs as a percentage of sales.

Gross margin dollars increased $3.5 million, or 19.7%, to $21.3 million in 2004 from $17.8 million in 2003. Of this increase, $1.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 20.4% in 2004 from 21.0% in 2003. This improvement was primarily the result of decreases in store payroll costs of 0.4% and corporate administrative expenses of 0.6% as a percentage of sales, offset by an increase in advertising costs of 0.4% as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $2.7 million, or 14.5%, to $21.3 million in 2004 from $18.6 million in 2003. Of this increase, $1.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.2 million, or 6.7%, to $3.2 million in 2004 from $3.0 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense decreased $0.4 million, or 8.5%, to $4.3 million in 2004 from $4.7 million in 2003. This was a result of interest earned on holdings from the sale of the Charing Cross property in the first quarter of 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 2.5% in 2004 as compared to 4.1% in 2003, and net loss dollars decreased $1.0 million, or 27.8%, to 2.6 million in 2004 from $3.6 million in 2003.

International — Comparison of the 26 weeks ended July 25, 2004 to the 26 weeks ended July 27, 2003

Sales

International sales increased $39.2 million, or 23.4%, to $207.0 million in 2004 from $167.8 million in 2003. Of this increase in sales, 12.5% was due to the translation of foreign currencies to U.S. dollars. The remaining 10.9% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased to 20.3% in 2004 from 20.1% in 2003. Gross margin as a percentage of sales was impacted by a decrease in markdowns, freight and product costs of 0.9%, resulting from greater sales discounts on popular new-release titles in 2003. Offsetting the decrease in these costs were higher store occupancy costs as a percentage of sales.

Gross margin dollars increased $8.3 million, or 24.6%, to $42.0 million in 2004 from $33.7 million in 2003. Of this increase, $3.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 20.6% in 2004 from 21.7% in 2003. This improvement was primarily the result of decreases in store payroll costs of 0.9% as a percentage of sales, corporate administrative expenses of 0.4% as a percentage of sales and store operating expenses of 0.3% as a percentage of sales, partially offset by an increase in advertising costs as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $6.2 million, or 17.0%, to $42.7 million in 2004 from $36.5 million in 2003. Of this increase, $4.0 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.8 million, or 13.8%, to $6.6 million in 2004 from $5.8 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense decreased $0.3 million, or 3.2%, to $9.0 million in 2004 from $9.3 million in 2003. This was a result of interest earned on holdings from the sale of the Charing Cross property in the first quarter of 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 2.8% in 2004 as compared to 4.7% in 2003, and net loss dollars decreased $2.0 million, or 25.6%, to $5.8 million in 2004 from $7.8 million in 2003.

Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Net loss	$6.6	$5.1	$13.8	$11.0
Interest expense	$9.5	$7.6	$19.0	$15.4

Corporate — Comparison of the 13 weeks ended July 25, 2004 to the 13 weeks ended July 27, 2003

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $1.5 million, or 29.4%, to $6.6 million in 2004 from $5.1 million in 2003. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2004. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Corporate — Comparison of the 26 weeks ended July 25, 2004 to the 26 weeks ended July 27, 2003

Net loss dollars increased $2.8 million, or 25.4%, to $13.8 million in 2004 from $11.0 million in 2003. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2004. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued investment in new buying and merchandising systems, and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $81.0 million and $33.3 million for the 26 weeks ended July 25, 2004 and July 27, 2003, respectively. Operating cash outflows for the period resulted from decreases in accounts payable, taxes payable and expenses payable and accrued liabilities, as well as increases in prepaid expenses, and other long-term assets. The most significant of these was the decrease in taxes payable, which resulted from Company’s final estimated fiscal 2003 tax payment. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, as well as decreases in accounts receivable and inventories.

Net cash used for investing was $35.2 million, which primarily funded the acquisition of Paperchase Products, Ltd. (Paperchase), capital expenditures for new stores, the refurbishment of existing stores and new corporate information technology systems. In July 2004, the Company invested cash of $24.1 million, including debt repayment of $4.1 million, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (Paperchase), a leading stationery retailer in the United Kingdom, to 97%, which was allocated primarily to fixed assets, inventory and goodwill of $28.0 million. The Company also recorded minority interest of $1.1 million. At the time of the acquisition, Paperchase operated 61 locations, including more than a third of which are located inside Borders International superstores. The acquisition has been accounted for as a purchase in the Company’s International Segment. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

Capital expenditures were $36.1 million in 2004, which primarily reflects the opening of six new superstores and one new airport store, operated by the Waldenbooks segment, as well as the remodel of 18 existing domestic superstores. In fiscal 2003, capital expenditures were $46.7 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflect the opening of 21 new superstores and three new airport stores, operated by the Waldenbooks segment. Additional capital spending in 2003 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining.

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

Net cash used for investing was partially offset by the proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale, totaling $32.3 million were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20 year term of the operating lease.

Net cash used for financing was $80.8 million, resulting primarily from the repurchase of common stock and the payment of dividends, offset by the issuance of common stock pursuant to stock-based compensation plans. Net cash used for financing in 2003 was $12.5 million, resulting primarily from the repurchase of common stock, offset by funding from the credit agreement and the issuance of common stock.

The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $88.6 million. During the 26 weeks ended July 25, 2004 and July 27, 2003, $91.7 million and $31.5 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2004, subject to the Company’s share price and capital needs.

In April 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.2 million in total, on the Company’s common stock, payable April 28, 2004 to stockholders of record at the close of business April 7, 2004, and in May 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.1 million in total, on the Company’s common stock, payable July 28, 2004 to stockholders of record at the close of business July 7, 2004. The Company intends to pay regular quarterly cash dividends, subject to Board approval, going forward.

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

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing if necessary through the Credit Agreement, discussed below. The Company believes funds generated from operations, borrowings under the Credit Agreement will be sufficient to fund its anticipated capital requirements for the next several years.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 million (which may be increased to $700.0 million under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement of $122.0 million at July 25, 2004, $124.2 million at July 27, 2003 and $126.9 million at January 25, 2004. As of July 25, 2004 the Company was in compliance with all covenants contained within this agreement.

The Company currently has in place two interest rate swaps, which effectively convert a portion of the Credit Agreement’s variable rate exposure to fixed interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), the Company has designated these swap agreements as cash flow hedges. The notional amounts of these agreements total $73.3 million and the agreements expire in June 2005.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement.

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

The Company had two lease financing facilities (the Original Lease Facility and the New Lease Facility, collectively, the Lease Financing Facilities) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8 million) on behalf of the two borrowing variable interest entities (VIEs). The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at July 25, 2004. In conjunction with this transaction, the Lease Financing Facilities were terminated.

As a result of the repayment and termination of the Lease Financing Facilities, the Company deconsolidated the two VIEs which had participated in the Lease Financing Facilities as of July 25, 2004, pursuant to the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The deconsolidation of the two VIEs resulted in a reduction of land, property and equipment, net of accumulated depreciation, of $12.5 million, short-term borrowings of $13.8 million, and minority interest of $1.3 million at July 25, 2004. The Company also recorded an after-tax gain of $1.7 million as a result of the deconsolidation of these VIEs. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5 million, long-term debt of $5.8 million, and minority interest of $0.4 million at July 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5 million, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term.

The following table summarizes the Company’s significant financing and lease obligations at July 25, 2004:

	Fiscal Years
(dollars in millions)	2004	2005-2006	2007-2008	2009 and thereafter	Total
Credit Agreement borrowings	$122.0	$—	$—	$—	$122.0
Capital lease obligations	0.1	—	—	—	0.1
Operating lease obligations	170.3	647.4	612.1	2,420.0	3,849.8
Senior guaranteed notes	—	50.0	—	—	50.0
Debt of consolidated VIEs	—	0.4	0.4	5.0	5.8
Other borrowings	7.7	—	—	—	7.7

Total	$300.1	$697.8	$612.5	$2,425.0	$4,035.4

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company’s last Annual Report on Form 10-K for the fiscal year ended January 25, 2004. There have been no significant changes in these estimates during the second quarter of fiscal 2004.

New Accounting Guidance

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in late 2004. The standard would be applicable for fiscal years beginning after December 15, 2004. The Company will evaluate the impact of any change in the accounting standards on the Company’s financial position and results of operations when the final rules are issued.

Related Party Transactions

The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. Exhibit 99.1 to this report, “Cautionary Statement under the Private Securities Litigation Reform Act of 1995”, identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company’s Form 10-K Annual Report for the fiscal year ended January 25, 2004, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect except as follows.

On July 29, 2004, the court granted preliminary approval of the tentative settlement of the California overtime litigation, and scheduled the hearing on the final approval of the tentative settlement for December 2, 2004.

The motion of the Attorney General of Nevada to dismiss the action against the Company and other s under the Nevada False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada was denied. The Company has been advised that the Attorney General intends to seek an appeal of that ruling. On July 29, 2004, the Illinois Attorney General filed a motion to dismiss the action against the Company and others under the Illinois False Claims Act relating to the failure to collect use taxes on Internet sales Illinois.

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

Item 2. Changes in Securities and Use of Proceeds

(e)	The table below presents the total number of shares repurchased during the second quarter of fiscal 2004.

		Average	Total Number of Shares	Approximate Dollar Value
		Price Paid	Purchased as Part of	of Shares that May Yet Be
	Total Number	per Share	Publicly Announced Plans or	Purchased Under the
Fiscal Period	of Shares	(1)	Programs (2)	Plans or Programs
April 26, 2004 through May 23, 2004	243,042	$22.43	243,042	$121,724,932
May 24, 2004 through June 20, 2004	861,944	$23.16	861,944	$103,127,787
June 21, 2004 through July 25, 2004	705,600	$23.09	705,600	$88,613,266

Total	1,810,586	$23.04	1,810,586	$88,613,266

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	On May 20, 2003, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

Item 4. Submission of Matters to a Vote of Securityholders

The following actions were taken at the Annual Meeting of the Company held on May 20, 2004 with the votes on such matters being indicated as below:

1.	The following individuals were elected to serve as directors for one year terms expiring in 2005:

Authority
Name	For	Withheld
Joel J. Cohen	74,072,641 Shares	830,691 Shares
Robert F. DiRomualdo	74,064,292 Shares	839,040 Shares
Gregory P. Josefowicz	72,695,346 Shares	2,207,986 Shares
Amy B. Lane	73,113,103 Shares	1,790,229 Shares
Victor L. Lund	73,110,444 Shares	1,792,888 Shares
Edna Greene Medford	74,053,016 Shares	850,316 Shares
George R. Mrkonic	73,705,058 Shares	1,198,274 Shares
Lawrence I. Pollock	73,379,701 Shares	1,523,631 Shares
Beth M. Pritchard	74,079,307 Shares	824,025 Shares

2.	The Borders Group, Inc. 2004 Long-Term Incentive Plan was adopted:

For	47,399,180 Shares
Against	17,298,904 Shares
Abstain	1,383,407 Shares

3.	The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal 2004 was ratified:

For	72,695,564 Shares
Against	2,171,326 Shares
Abstain	36,442 Shares

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)	Exhibits:

10.57	Amendment to the Borders Group, Inc. Annual Incentive Plan dated as of May 20, 2004

10.58	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004

10.59	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.60	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.61	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.62	1995 Synthetic Lease Financing Termination Agreement dated as of July 22, 2004 among Borders Group, Inc. and Parties thereto

10.63	2002 Synthetic Lease Financing Termination Agreement dated as of July 22, 2004 among Borders Group, Inc. and Parties thereto

31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Statements

(b)	Reports on Form 8-K:

Subsequent to the 13 weeks ended July 25, 2004 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on August 17, 2004, furnished a press release with earnings information for the quarter ended July 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.

(REGISTRANT)

Date: September 2, 2004	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

(a)	Exhibits:

10.57	Amendment to the Borders Group, Inc. Annual Incentive Plan dated as of May 20, 2004

10.58	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004

10.59	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.60	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.61	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto

10.62	1995 Synthetic Lease Financing Termination Agreement dated as of July 22, 2004 among Borders Group, Inc. and Parties thereto

10.63	2002 Synthetic Lease Financing Termination Agreement dated as of July 22, 2004 among Borders Group, Inc. and Parties thereto

31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Statements

(b)	Reports on Form 8-K:

Subsequent to the 13 weeks ended July 25, 2004 and prior to the filing of this Form 10-Q, one report was filed on Form 8-K under Item 9. Regulation FD Disclosure. This report, filed on August 17, 2004, furnished a press release with earnings information for the quarter ended July 25, 2004.