Form 10-Q
period 2004-10-24
BORDERS GROUP INC
filed 2004-11-24
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2004

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

Yes   X            No

Shares Outstanding As of
Title of Class	November 19, 2004
Common Stock	75,082,797

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	12

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	26

Item 4.	Controls and Procedures	26

Part II - Other information

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a vote of	N/A
	Securityholders

Item 5.	Other Information	N/A

Item 6.	Exhibits	28

Signatures		29

i

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	October 24,	October 26,
	2004	2003

Sales	$833.3	$807.9
Other revenue	5.3	9.2

Total revenue	838.6	817.1
Cost of merchandise sold, including occupancy costs	626.1	611.0
Inventory writedowns	0.1	-

Gross margin	212.4	206.1
Selling, general and administrative expenses	210.8	201.4
Pre-opening expense	1.7	2.3
Asset impairments and other writedowns	0.2	(0.6)

Operating income (loss)	(0.3)	3.0
Interest expense	2.2	2.2

Income (loss) before income tax	(2.5)	0.8
Income tax provision (benefit)	(1.0)	0.3

Net income (loss)	$(1.5)	$0.5

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.02)	$0.01

Weighted average common shares outstanding (in millions)	76.5	79.0

Basic:
Income (loss) per common share	$(0.02)	$0.01

Weighted average common shares outstanding (in millions)	76.5	77.5

Dividends declared per common share	$0.08	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	October 24,	October 26,
	2004	2003

Sales	$2,511.2	$2,386.2
Other revenue	18.9	23.9

Total revenue	2,530.1	2,410.1
Cost of merchandise sold, including occupancy costs	1,883.1	1,801.9
Inventory writedowns	0.2	0.5

Gross margin	646.8	607.7
Selling, general and administrative expenses	620.3	594.9
Pre-opening expense	3.4	5.5
Asset impairments and other writedowns	0.8	-

Operating income	22.3	7.3
Interest expense	6.5	7.0

Income before income tax	15.8	0.3
Income tax provision	5.8	0.1

Net income	$10.0	$0.2

Earnings per common share data
Diluted:
Income per common share	$0.13	$-

Weighted average common shares outstanding (in millions)	78.6	78.8

Basic:
Income per common share	$0.13	$-

Weighted average common shares outstanding (in millions)	77.2	77.8

Dividends declared per common share	$0.24	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	October 24,	October 26,	January 25,
	2004	2003	2004
Assets
Current Assets:
Cash and cash equivalents	$145.8	$110.6	$378.8
Merchandise inventories	1,533.5	1,478.0	1,235.6
Accounts receivable and other current assets	89.0	72.9	98.3

Total Current Assets	1,768.3	1,661.5	1,712.7
Property and equipment, net of accumulated depreciation
of $819.5, $724.7 and $763.5 at October 24, 2004,
October 26, 2003, and January 25, 2004, respectively	543.4	563.2	577.7
Other assets	85.7	83.2	70.2
Deferred income taxes	2.2	2.9	1.3
Goodwill	123.4	99.7	104.3

Total Assets	$2,523.0	$2,410.5	$2,466.2

Liabilities, Minority Interest and Stockholders' Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$136.7	$136.9	$141.2
Trade accounts payable	829.3	801.1	595.9
Accrued payroll and other liabilities	250.2	233.9	281.8
Taxes, including income taxes	57.2	53.2	133.1
Deferred income taxes	12.1	8.7	12.1

Total Current Liabilities	1,285.5	1,233.8	1,164.1
Long-term debt	56.3	50.7	57.2
Long-term capital lease obligations	-	12.9	-
Other long-term liabilities	100.3	86.8	90.2

Total liabilities	1,442.1	1,384.2	1,311.5
Minority interest	1.4	-	1.7

Total liabilities and minority interest	1,443.5	1,384.2	1,313.2

Stockholders' Equity:
Common stock; 200,000,000 shares authorized;
76,121,261, 78,009,042 and 78,273,341 issued and
outstanding at October 24, 2004, October 26, 2003,
and January 25, 2004, respectively	582.5	644.0	646.3
Deferred compensation	(0.5)	(0.5)	(0.6)
Accumulated other comprehensive income	22.8	13.2	24.1
Retained earnings	474.7	369.6	483.2

Total Stockholders' Equity	1,079.5	1,026.3	1,153.0

Total liabilities, minority interest and stockholders' equity	$2,523.0	$2,410.5	$2,466.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 24, 2004
(dollars in millions except share amounts)
(UNAUDITED)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 25, 2004	78,273,341	$646.3	$(0.6)	$24.1	$483.2	$1,153.0

Net income	-	-	-	-	10.0	10.0
Currency translation adjustment	-	-	-	(1.6)	-	(1.6)
Change in fair value of
derivatives, net of tax of $0.0	-	-	-	0.3	-	0.3

Comprehensive income						8.7
Cash dividends declared	-	-	-	-	(18.5)	(18.5)
Issuance of common stock pursuant to
stock-based compensation plans	2,373,332	32.1	-	-	-	32.1
Repurchase and retirement of
common stock	(4,525,412)	(104.6)	-	-	-	(104.6)
Change in deferred
compensation	-	-	0.1	-	-	0.1
Tax benefit of equity
compensation	-	8.7	-	-	-	8.7

Balance at October 24, 2004	76,121,261	$582.5	$(0.5)	$22.8	$474.7	$1,079.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	39 Weeks Ended
	October 24,	October 26,
	2004	2003

Cash provided by (used for):
Operations
Net income	$10.0	$0.2
Adjustments to reconcile net income to operating cash flows:
Depreciation	72.0	73.3
Gain on deconsolidation of variable interest entities	(2.9)	-
Increase in deferred income taxes	(1.0)	-
Increase in other long-term assets	(7.8)	(8.5)
Increase (decrease) in other long-term liabilities	6.2	(0.2)
Asset impairments and other writedowns	-	0.6
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(292.4)	(286.4)
Decrease in accounts receivable	23.0	21.1
Increase in prepaid expenses	(9.7)	(4.1)
Increase in accounts payable	229.7	232.6
Decrease in taxes payable	(67.2)	(64.6)
Decrease in expenses payable and accrued liabilities	(35.8)	(48.3)

Net cash used for operations	(75.9)	(84.3)
Investing
Capital expenditures	(73.9)	(77.5)
Loss on disposal of assets	1.2	0.9
Proceeds from sale-leaseback of assets	32.3	-
Acquisition	(31.2)	(2.9)

Net cash used for investing	(71.6)	(79.5)
Financing
Net repayment of long-term capital lease obligations	(0.4)	(0.9)
Net funding from credit facility and other financing obligations	6.5	19.4
Issuance of common stock pursuant to stock-based compensation plans	32.1	15.8
Payment of cash dividend	(18.5)	-
Repurchase of common stock	(104.6)	(31.5)

Net cash provided by (used for) financing	(84.9)	2.8

Effect of exchange rates on cash and equivalents	(0.6)	2.5
Net decrease in cash and equivalents	(233.0)	(158.5)

Cash and equivalents at beginning of year	378.8	269.1

Cash and equivalents at end of period	$145.8	$110.6

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

The Company’s fiscal year ends on the Sunday immediately preceding the last Wednesday in January. At October 24, 2004, the Company operated 498 superstores under the Borders name, including 24 in the United Kingdom, 11 in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 710 mall-based and other bookstores primarily under the Waldenbooks name, 36 bookstores under the Books etc. name in the United Kingdom and 72 Paperchase locations, also in the United Kingdom, approximately one-third of which are located inside Borders International superstores.

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

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court has issued an order granting the motion as to certain of plaintiff’s claims, denying it as to others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this lawsuit and has expensed as incurred all legal costs to date. Although an adverse resolution of the matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this litigation will have a material effect on its liquidity or financial position.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state claims should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the states of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the states of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired. A motion of the Attorney General of Nevada to dismiss the Nevada action was denied, and the Attorney General has appealed that ruling to the Nevada Supreme Court. On July 29, 2004, the Illinois Attorney General filed a motion to dismiss the Illinois matter as against the Company. This motion has been stayed pending the decision on an appeal in a similar action.

The Company is vigorously defending all claims against the Company relating to any failure by it or Amazon to collect sales or other taxes relating to Internet sales, and intends to file, with other retailers, a motion to dismiss the Nevada action on additional grounds not included in the respective Nevada Attorney General’s motion. The Company and other retailer defendants have filed a similar joint motion in the Illinois matter but no ruling has been made on the motion. Although an adverse resolution of claims relating to the failure to collect sales or other taxes on online sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such claims will have a material adverse effect on its liquidity or financial position.

On October 22, 2004, Ann Arbor Store No. 1 L.L.C. (the “Plaintiff “), a variable interest entity formed by Agree LP and Agree Realty Corporation (collectively “Agree”) that leases to the Company the Borders store and adjacent office space in downtown Ann Arbor, Michigan (the “Property”), filed a Complaint for Declaratory Relief against the Company. The Complaint seeks a judgment ordering the Company to execute a lease for the Property at a rental rate that the Company disputes, as well as other relief. The litigation relates to the calculation of rent under a 1996 agreement pursuant to which the Plaintiff and the Company agreed to enter into a long-term lease of the Property upon the termination of the Company’s synthetic lease financing facility, which occurred in July of 2004. The Company has filed an Answer disputing the rent calculation of Plaintiff, and a Counterclaim against the Plaintiff and a Third Party Complaint against Agree seeking a declaratory judgment relating to the rent payable under the long-term lease, damages and other relief. The Company repaid a loan in the amount of approximately $9.7 in connection with the termination of the synthetic lease facility, which was accounted for as prepaid rent on the Property, as discussed in “Note 3 – Financing – Lease Financing Facilities”. Agree contends the Company should not be given credit for the repayment of the loan in determining the annual rent under the long-term lease on the Property. An adverse decision could result in the impairment of all or a portion of this asset, as well as a rental obligation under the long-term lease in an amount greater than is currently being paid and accrued for by the Company. The parties have agreed to engage in a non-binding facilitation process in an effort to resolve the dispute.

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

NOTE 3 - FINANCING

Credit Agreement. The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement of $127.7 at October 24, 2004, $136.9 at October 26, 2003 and $126.9 at January 25, 2004.

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

Lease Financing Facilities. The Company had two lease financing facilities (the Original Lease Facility and the New Lease Facility, collectively, the Lease Financing Facilities) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing variable interest entities (VIEs). The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at October 24, 2004. In conjunction with this transaction, the Lease Financing Facilities were terminated.

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

Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5, long-term debt of $5.8, and minority interest of $0.4 at October 24, 2004.

Mortgage Notes: During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at October 24, 2004 was approximately $27.3.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Net income (loss), as reported	$(1.5)	$0.5	$10.0	$0.2
Add: Stock-based employee expense included in reported
net income, net of related tax effects	0.1	-	0.1	-
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of tax	1.3	3.1	3.7	6.1

Pro-forma net income (loss)	$(2.7)	$(2.6)	$6.4	$(5.9)

Earnings (loss) per share:
Basic -- as reported	$(0.02)	$0.01	$0.13	$-
Basic -- pro-forma	$(0.03)	$(0.03)	$0.08	$(0.08)
Diluted -- as reported	$(0.02)	$0.01	$0.13	$-
Diluted -- pro-forma	$(0.03)	$(0.03)	$0.08	$(0.08)

NOTE 5 - SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders, Books etc. and Paperchase stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs, and corporate incentive costs).

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

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $68.9 and $72.2 at October 24, 2004 and October 26, 2003, respectively, whose related depreciation expense has been allocated to the Borders, Waldenbooks and International segments. Depreciation expense allocated to the Borders segment totaled $2.5 and $2.8 for the 13 weeks ended October 24, 2004 and October 26, 2003, respectively, and $7.3 and $8.6 for the 39 weeks ended October 24, 2004 and October 26, 2003, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.2 and $1.4 for the 13 weeks ended October 24, 2004 and October 26, 2003, respectively, and $3.5 and $4.4 for the 39 weeks ended October 24, 2004 and October 26, 2003, respectively. Depreciation expense allocated to the International segment totaled $0.0 and $0.0 for the 13 weeks ended October 24, 2004 and October 26, 2003, respectively, and $0.1 and $0.0 for the 39 weeks ended October 24, 2004 and October 26, 2003 respectively.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

	13 Weeks Ended		39 weeks ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Sales
Borders	$564.1	$551.7	$1,734.2	$1,643.2
Walden	150.6	161.5	451.4	480.5
International	118.6	94.7	325.6	262.5

Total sales	$833.3	$807.9	2,511.2	2,386.2

Net income (loss)
Borders	$8.3	$7.4	$34.9	$22.8
Walden	(1.1)	0.7	3.4	3.8
International	(2.1)	(2.1)	(7.9)	(9.8)
Corporate	(6.6)	(5.5)	(20.4)	(16.6)

Total net income (loss)	$(1.5)	$0.5	$10.0	$0.2

Total assets
Borders			$1,533.5	$1,476.1
Walden			391.5	413.2
International			411.4	366.4
Corporate			186.6	154.8

Total assets			$2,523.0	$2,410.5

NOTE 6 – SALE-LEASEBACK TRANSACTION

In March 2004, the Company entered into an agreement with GE Pension Limited to sell and subsequently leaseback a Company-owned property owned by its Books, Etc. subsidiary. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s condensed consolidated balance sheets.

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

NOTE 7 - ACQUISITION OF PAPERCHASE PRODUCTS, LTD.

In July 2004, the Company invested cash of $24.1, including debt repayment of $4.1, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (Paperchase), a leading stationery retailer in the United Kingdom, to 97%, which was allocated primarily to fixed assets, inventory and goodwill of $28.0. The Company also recorded minority interest of $1.1. During the third quarter of 2004, the Company received an independent valuation of the acquired assets of Paperchase, and as a result, recorded fair market value adjustments to the purchased value of fixed assets and intangible assets, resulting in a $9.0 reduction of the previously-recorded goodwill balance. At the time of the acquisition, Paperchase operated 61 locations, including more than a third of which are located inside Borders International superstores. The acquisition has been accounted for as a purchase in the Company’s International segment. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

NOTE 8 – SEATTLE’S BEST COFFEE LICENSING AGREEMENT

In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (SBC), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate SBC-branded cafés within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores in that territory as they are opened. Cafés located within

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

existing Borders superstores will be converted to SBC cafés beginning in early 2005, and continue over the next few years. The SBC cafés will continue to be managed and staffed by Company employees, who will be trained on SBC brand standards and procedures. SBC will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company.

NOTE 9 - NEW ACCOUNTING GUIDANCE

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95".  The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in late 2004.  The standard would be applicable for fiscal quarters beginning after June 30, 2005.  The Company will evaluate the impact of any change in the accounting standards on the Company’s financial position and results of operations when the final rules are issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (Borders), Walden Book Company, Inc. (Waldenbooks), Borders U.K. Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 24, 2004, the Company operated 498 superstores under the Borders name, including 24 in the United Kingdom, 11 in Australia, two in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 710 mall-based and other bookstores primarily under the Waldenbooks name, 36 bookstores under the Books etc. name in the United Kingdom and 72 Paperchase locations, also in the United Kingdom, approximately one-third of which are located inside Borders International superstores.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store Web-based commerce technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, by the end of 2004 the Company will have opened 19 domestic Borders stores and will have undertaken an expanded remodel program, through which the Company will have completed close to 40 major remodels of existing stores. International store growth over the next several years will primarily focus on existing markets with approximately six to eight International store openings expected annually. The International segment achieved full year profitability for the first time in 2003 and full year profit growth is expected going forward. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years primarily due to the overall decrease in mall traffic and the impact of superstore openings. Waldenbooks manages the Company’s kiosks and small format stores, including those in airports and outlet malls and selective growth in these small format stores is expected in 2004. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales, earnings, and free cash flow in 2004. These initiatives could result in store closing costs, store asset write offs or asset impairments over the next few years. In addition, subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In September 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable October 27, 2004 to stockholders of record at the close of business October 6, 2004. In May 2003, the Board of Directors authorized an increase in the amount of share repurchases to $150 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

From May 1998 to August 2001, the Company operated an Internet commerce site, Borders.com. In 2001, the Company entered into an agreement with an affiliate of Amazon.com, Inc. (Amazon) for Amazon to develop and operate a Web site utilizing the Borders.com URL (the “Mirror Site”). Operation of the Mirror Site began August 1, 2001. As of that date, the Company stopped selling merchandise via its Company-owned and -operated Borders.com Web site (and the Internet). In 2002, the Company entered into an additional agreement with Amazon for Amazon to develop and operate a Web site utilizing the Waldenbooks.com URL (the “Second Mirror Site”). Operation of the Second Mirror Site began November 11, 2002. In 2004, the Company entered into an additional agreement with a UK affiliate of Amazon for Amazon to develop and operate a Web site utilizing the Borders.co.uk and Booksetc.co.uk URLs (the “Third Mirror Site”). The Third Mirror Site launched in October 2004.

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

In July 2004, the Company invested cash of $24.1 million, including debt repayment of $4.1 million, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (Paperchase), a leading stationery retailer in the United Kingdom, to 97%, which was allocated primarily to fixed assets, inventory and goodwill of $28.0 million. The Company also recorded minority interest of $1.1 million. During the third quarter of 2004, the Company received an independent valuation of the acquired assets of Paperchase, and as a result, recorded fair market value adjustments to the purchased value of fixed assets and intangible assets, resulting in a $9.0 reduction of the previously-recorded goodwill balance. At the time of the acquisition, Paperchase operated 61 locations, including more than a third of which are located inside Borders International superstores. The acquisition has been accounted for as a purchase in the Company’s International segment. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (SBC), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate SBC-branded cafés within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores in that territory as they are opened. Cafés located within existing Borders superstores will be converted to SBC cafés beginning in early 2005, and continue over the next few years. The SBC cafés will continue to be managed and staffed by Company employees, who will be trained on SBC brand standards and procedures. SBC will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company.

The Company has signed a memorandum of understanding with Berjaya Group Berhad, a publicly listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia, the first of which is expected to open in April 2005.

The Company’s third quarters of 2004 and 2003 consisted of the 13 weeks ended October 24, 2004 and October 26, 2003, respectively.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended			39 Weeks Ended
	October 24,		October 26,	October 24,	October 26,
	2004		2003	2004	2003

Sales	100.0%		100.0%	100%	100%
Other revenue	0.6		1.1	0.8	1.0

Total revenue	100.6		101.1	100.8	101.0
Cost of merchandise sold (includes occupancy)	75.1		75.6	75.0	75.5
Inventory writedowns	-		-	-	-

Gross margin	25.5		25.5	25.8	25.5
Selling, general and administrative expenses	25.3		24.9	24.8	25.0
Pre-opening expense	0.2		0.3	0.1	0.2
Asset impairments and other writedowns	-		(0.1)	-	-

Operating income (loss)	-		0.4	0.9	0.3
Interest expense	0.3		0.3	0.3	0.3

Income (loss) before income tax	(0.3)		0.1	0.6	-
Income tax provision (benefit)	(0.1)		-	0.2	-

Net income (loss)	(0.2	) %	0.1%	0.4%	-%

Consolidated Results -- Comparison of the 13 weeks ended October 24, 2004 to the 13 weeks ended October 26, 2003

Sales

Consolidated sales increased $25.4 million, or 3.1%, to $833.3 million in 2004 from $807.9 million in 2003. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores decreased 1.6% in the 13 weeks ended October 24, 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2004 was due primarily to decreased store traffic, a slowdown in sales of bestsellers and continued negative comparable store sales in the music category. Partially offsetting this decrease was positive comparable store sales in the movie category. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 4.1% in the 13 weeks ended October 24, 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to a decline in store traffic due to the sluggish mall environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. Waldenbooks has begun de-emphasizing its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.

Due primarily to the change in the Preferred Reader Program, other revenue has decreased $3.9 million, or 42.4%, to $5.3 million in 2004 from $9.2 million in 2003.

Gross margin

Consolidated gross margin increased $6.3 million, or 3.1%, to $212.4 million in 2004 from $206.1 million in 2003. As a percentage of sales, consolidated gross margin remained flat at 25.5% in 2004 as compared to 2003. This was mainly due to the Borders and International segments’ gross margin as a percentage of sales increasing, offset by a decrease in the Waldenbooks segment. In the Borders and International segments, this was primarily due to a reduction in markdowns due to decreased sales of bestsellers in 2004 as compared to 2003. The decrease in the Waldenbooks segment was due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed, as well as increased occupancy expense as a percentage of sales, as a result of occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $9.4 million, or 4.7%, to $210.8 million in 2004 from $201.4 million in 2003. As a percentage of sales, SG&A increased to 25.3% in 2004 from 24.9% in 2003. This increase primarily resulted from an increase in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. This resulted from increased store payroll and store expenses as a percentage of sales in all segments due to the decline in comparable store sales, as well as increased corporate payroll costs in the International segment as a percentage of sales. These increases were partially offset by decreased corporate payroll costs as a percentage of sales in the Borders segment as a result of disciplined cost controls at the corporate level.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense remained flat at $2.2 million in 2004 as compared to 2003.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 37.0% in 2004 compared to 38.0% in 2003.

Net income

Due to the factors mentioned above, net loss as a percentage of sales was 0.2% in 2004 as compared to net income as a percentage of sales of 0.1% in 2003, and net loss was $1.5 million in 2004 compared to net income of $0.5 million in 2003.

Consolidated Results -- Comparison of the 39 weeks ended October 24, 2004 to the 39 weeks ended October 26, 2003

Sales

Consolidated sales increased $125.0 million, or 5.2%, to $2,511.2 million in 2004 from $2,386.2 million in 2003. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores increased 0.7% in the 39 weeks ended October 24, 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2004 was due primarily to the movie and gifts and stationery categories, which experienced strong positive comparable store sales, as well as slightly positive comparable store sales of books on a year-to-date basis, partially offset by negative comparable store sales in the music category. Sales of movies improved on a comparable store basis primarily as the result of increased sales of digital videodiscs (DVDs). Sales of the gifts and stationery category also increased, principally the result of category management initiatives resulting in product enhancements, improved placements, and a slight increase in space allocation. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 2.2% in the 39 weeks ended October 24, 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to the sluggish mall environment and a challenging comparison to a year ago when the fifth book in the Harry Potter series was released. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offers members discounts on purchases and other benefits. As discussed previously, Waldenbooks has begun de-emphasizing its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.

Due primarily to the change in the Preferred Reader Program, other revenue has decreased $5.0 million, or 20.9%, to $18.9 million in 2004 from $23.9 million in 2003.

Gross margin

Consolidated gross margin increased $39.1 million, or 6.4%, to $646.8 million in 2004 from $607.7 million in 2003. As a percentage of sales, consolidated gross margin increased to 25.8% in 2004 from 25.5% in 2003. This was primarily due to the Borders and International segments’ gross margin as a percentage of sales increasing, partially offset by a decrease in the Waldenbooks segment. In the Borders and International segments, the increase was primarily due to higher bestseller discounts in 2003 related to the release of the fifth book in the Harry Potter series, and to a lesser degree reduced discounts due to the slowdown in sales of other bestsellers in the third quarter. The decrease in the Waldenbooks segment was due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $25.4 million, or 4.3%, to $620.3 million in 2004 from $594.9 million in 2003. As a percentage of sales, SG&A decreased to 24.8% in 2004 from 25.0% in 2003. This decrease primarily resulted from a decrease in SG&A expenses as a percentage of sales for the Borders and International segments, partially offset by an increase in SG&A expenses as a percentage of sales for the Waldenbooks segment. The improvement in the Borders segment resulted from reduced corporate non-payroll costs as a percentage of sales, and the improvement in the International segment resulted from reduced store payroll costs as a percentage of sales. The increase in the Waldenbooks segment was primarily due to increased store payroll costs and store operating expenses as a percentage of sales as a result of the decline in comparable store sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $0.5 million, or 7.1%, to $6.5 million in 2004 from $7.0 million in 2003. This was primarily due to lower average debt levels in 2004 as compared to 2003, which primarily resulted from increased cash flow generated by the Borders segment.

Taxes

The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 37.0% in 2004 compared to 38.0% in 2003.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 0.4% in 2004 from 0.0% in 2003, and net income dollars increased to $10.0 million in 2004 from $0.2 million in 2003.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks stores, International Borders, Books etc. and Paperchase stores, and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). See “Note 5 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders

	13 Weeks Ended		39 Weeks Ended
	October 24,	October 26,	October 24,	October 26,
(dollar amounts in millions)	2004	2003	2004	2003

Sales	$564.1	$551.7	$1,734.2	$1,643.2
Net income	$8.3	$7.4	$34.9	$22.8
Net income as % of sales	1.5%	1.3%	2.0%	1.4%
Depreciation expense	$17.1	$17.7	$51.2	$52.4
Interest income	$1.1	$0.1	$4.0	$1.4
Store openings	9	16	15	32
Store closings	-	-	1	-
Store count	459	436	459	436

Borders - Comparison of the 13 weeks ended October 24, 2004 to the 13 weeks ended October 26, 2003

Sales

Borders’ sales increased $12.4 million, or 2.2%, to $564.1 million in 2004 from $551.7 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings of $26.6 million and comparable store sales decreases of $14.2 million.

Gross margin

Gross margin as a percentage of sales increased to 27.1% in 2004 from 26.8% in 2003, primarily due to decreases in markdowns of 0.7%, resulting from greater sales discounts on popular new-release titles in 2003. Partially offsetting the decrease in these costs were higher store occupancy costs of 0.4% as a percentage of sales.

Gross margin dollars increased $4.8 million, or 3.2%, to $152.9 million in 2004 from $148.1 million in 2003, which was primarily due to increased sales and the increase in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 24.7% in 2004 from 24.4% in 2003. This was primarily due to increased store payroll expense of 0.2% and increased store operating expenses and other costs of 0.4% as a percentage of sales, resulting from the decrease in comparable store sales, partially offset by decreased corporate payroll costs of 0.3% as a percentage of sales.

SG&A dollars increased $4.8 million, or 3.6%, to $139.1 million in 2004 from $134.3 million in 2003 primarily due to increased store payroll and non-payroll expenses resulting from new store openings, partially offset by decreases in corporate payroll and non-payroll expenses due to disciplined cost controls at the corporate level.

Depreciation expense

Depreciation expense decreased $0.6 million, or 3.4%, to $17.1 million in 2004 from $17.7 million in 2003. This was primarily due to the maturation of the store base.

Interest income

Borders interest income increased $1.0 million to $1.1 million in 2004 from $0.1 million in 2003. This was primarily due to the increased generation of positive cash flow.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 1.5% in 2004 from 1.3% in 2003, and net income dollars increased to $8.3 million in 2004 from $7.4 million in 2003.

Borders - Comparison of the 39 weeks ended October 24, 2004 to the 39 weeks ended October 26, 2003

Sales

Borders’ sales increased $91.0 million, or 5.5%, to $1,734.2 million in 2004 from $1,643.2 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings of $94.8 million and comparable store sales decreases of $3.8 million.

Gross margin

Gross margin as a percentage of sales increased to 27.4% in 2004 from 26.9% in 2003, primarily due to decreases in markdowns of 0.7% as a percentage of sales, primarily due to higher bestseller discounts in 2003 related to the release of the fifth book in the Harry Potter series, and to a lesser degree reduced discounts due to the slowdown in sales of other bestsellers in the third quarter. Partially offsetting the decrease in these costs were higher store occupancy costs of 0.2% as a percentage of sales.

Gross margin dollars increased $32.5 million, or 7.4%, to $474.5 million in 2004 from $442.0 million in 2003, which was primarily due to increased sales and the increase in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 24.2% in 2004 from 24.5% in 2003. This was primarily due to a decrease of 0.6% in corporate payroll and non-payroll costs as a percentage of sales, due to disciplined cost controls at the corporate level, partially offset by an increase of 0.3% in advertising expense as a percentage of sales.

SG&A dollars increased $16.7 million, or 4.2%, to $418.8 million in 2004 from $402.1 million in 2003 primarily due to increased store payroll and non-payroll expenses resulting from new store openings, partially offset by a decrease in corporate payroll and non-payroll costs due to disciplined cost controls at the corporate level.

Depreciation expense

Depreciation expense decreased $1.2 million, or 2.3%, to $51.2 million in 2004 from $52.4 million in 2003. This was primarily due to the maturation of the store base.

Interest income

Borders interest income increased $2.6 million to $4.0 million in 2004 from $1.4 million in 2003. This was primarily due to the increased generation of positive cash flow.

Net income

Due to the factors mentioned above, net income as a percentage of sales increased to 2.0% in 2004 from 1.4% in 2003, and net income dollars increased to $34.9 million in 2004 from $22.8 million in 2003.

Waldenbooks

	13 Weeks Ended		39 Weeks Ended
	October 24,	October 26,	October 24,	October 26,
(dollar amounts in millions)	2004	2003	2004	2003

Sales	$150.6	$161.5	$451.4	$480.5
Other revenue	$3.4	$6.0	$13.3	$18.0
Net income	$(1.1)	$0.7	$3.4	$3.8
Net income as % of sales	(0.7)%	0.4%	0.8%	0.8%
Depreciation expense	$3.6	$4.0	$10.5	$12.1
Interest income	$10.2	$9.7	$31.0	$28.3
Store openings	1	-	3	4
Store closings	2	9	9	32
Store count	710	750	710	750

Waldenbooks - Comparison of the 13 weeks ended October 24, 2004 to the 13 weeks ended October 26, 2003

Sales

Waldenbooks’ sales decreased $10.9 million, or 6.7%, to $150.6 million in 2004 from $161.5 million in 2003. This decrease was comprised of decreased comparable store sales of $6.4 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $4.5 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, decreased $2.6 million, or 43.3%, to $3.4 million in 2004 from $6.0 million in 2003. This was due to the change in the Preferred Reader Program as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased to 21.6% in 2004 from 23.5% in 2003. This was primarily due to a 1.5% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, as previously discussed, as well as a 0.7% increase in occupancy as a percentage of sales, as a result of occupancy costs for stores open more than one year remaining essentially flat while comparable store sales declined, and an increase in freight costs as a percentage of sales of 0.1%. These factors were partially offset by a decrease in markdowns of 0.4%, due to decreased sales of bestsellers in 2004 as compared to 2003.

Gross margin dollars decreased $5.5 million, or 14.5%, to $32.5 million in 2004 from $38.0 million in 2003, primarily due to store closures and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 29.5% in 2004 from 28.5% in 2003. This was primarily due to increased store payroll expense of 0.7% and increased store operating expenses of 0.3% as a percentage of sales, resulting from the decrease in comparable store sales.

SG&A dollars decreased $1.7 million, or 3.7%, to $44.4 million in 2004 from $46.1 million in 2003 primarily due to store closings.

Depreciation expense

Depreciation expense decreased $0.4 million, or 10.0%, to $3.6 million in 2004 from $4.0 million in 2003. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $0.5 million, or 5.2%, to $10.2 million in 2004 from $9.7 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income (loss)

Due to the factors mentioned above, net loss as a percentage of sales was 0.7% in 2004 as compared to income as a percentage of sales of 0.4% in 2003, while net loss was $1.1 million in 2004 as compared to net income of $0.7 million in 2003.

Waldenbooks - Comparison of the 39 weeks ended October 24, 2004 to the 39 weeks ended October 26, 2003

Sales

Waldenbooks’ sales decreased $29.1 million, or 6.1%, to $451.4 million in 2004 from $480.5 million in 2003. This decrease was comprised of decreased comparable store sales of $9.9 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $19.2 million.

Other revenue

Waldenbooks’ other revenue, which consists of membership income from the Preferred Reader Program, decreased $4.7 million, or 26.1%, to $13.3 million in 2004 from $18.0 million in 2003. This was due to the change in the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales decreased to 22.9% in 2004 from 23.3% in 2003. This was primarily due to a 0.8% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, as well as an increase in freight costs as a percentage of sales of 0.1%. These factors were partially offset by a decrease in markdowns, product and other costs of 0.5%, due to a reduction in markdowns due to decreased sales of bestsellers in 2004 as compared to 2003.

Gross margin dollars decreased $8.7 million, or 7.8%, to $103.3 million in 2004 from $112.0 million in 2003, primarily due to store closings and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 28.3% in 2004 from 27.7% in 2003. This was primarily due to increased store payroll expense of 0.6% and increased store operating expenses of 0.2% as a percentage of sales, offset by a decrease in corporate non-payroll costs of 0.1% as a percentage of sales, due to disciplined cost controls at the corporate level, and decreased advertising expenses of 0.1% as a percentage of sales.

SG&A dollars decreased $5.3 million, or 4.0%, to $127.8 million in 2004 from $133.1 million in 2003 primarily due to store closings.

Depreciation expense

Depreciation expense decreased $1.6 million, or 13.2%, to $10.5 million in 2004 from $12.1 million in 2003. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $2.7 million, or 9.5%, to $31.0 million in 2004 from $28.3 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales remained flat at 0.8% in 2004 as compared to 2003, while net income dollars decreased $0.4 million to $3.4 million in 2004 from $3.8 million in 2003.

International

	13 Weeks Ended		39 Weeks Ended
	October 24,	October 26,	October 24,	October 26,
(dollar amounts in millions)	2004	2003	2004	2003

Sales	$118.6	$94.7	$325.6	$262.5
Net loss	$(2.1)	$(2.1)	$(7.9)	$(9.8)
Net loss as % of sales	(1.8)%	(2.2)%	(2.4)%	(3.7)%
Depreciation expense	$3.7	$3.0	$10.3	$8.8
Interest expense	$4.9	$4.7	$13.9	$14.0
Superstore store openings	2	2	2	7
Superstore store count	39	37	39	37
Books etc. store openings	-	1	1	1
Books etc. store closings	-	-	1	2
Books etc. store count	36	36	36	36

International - Comparison of the 13 weeks ended October 24, 2004 to the 13 weeks ended October 26, 2003

Sales

International sales increased $23.9 million, or 25.2%, to $118.6 million in 2004 from $94.7 million in 2003. Of this increase in sales, 9.9% was due to the translation of foreign currencies to U.S. dollars. The remaining 15.3% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased to 22.8% in 2004 from 21.1% in 2003. Gross margin as a percentage of sales was impacted by a decrease in markdowns as a percentage of sales of 2.6%, resulting from greater sales discounts on popular new-release titles in 2003. Offsetting the decrease in these costs were higher store occupancy costs of 0.7% as a percentage of sales and increased freight costs of 0.2% as a percentage of sales.

Gross margin dollars increased $7.0 million, or 35.0%, to $27.0 million in 2004 from $20.0 million in 2003. Of this increase, $1.8 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased to 21.7% in 2004 from 19.8% in 2003. This was primarily the result of increases in store payroll and non-payroll costs of 0.9%, corporate administrative expenses of 0.8% and advertising costs of 0.2% as a percentage of sales.

SG&A dollars increased $6.9 million, or 36.7%, to $25.7 million in 2004 from $18.8 million in 2003. Of this increase, $1.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.7 million, or 23.3%, to $3.7 million in 2004 from $3.0 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense increased $0.2 million, or 4.3%, to $4.9 million in 2004 from $4.7 million in 2003. This was primarily the result of currency fluctuations.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 1.8% in 2004 from 2.2% in 2003, and net loss dollars remained flat at $2.1 million in 2004 as compared to 2003.

International - Comparison of the 39 weeks ended October 24, 2004 to the 39 weeks ended October 26, 2003

Sales

International sales increased $63.1 million, or 24.0%, to $325.6 million in 2004 from $262.5 million in 2003. Of this increase in sales, 12.1% was due to the translation of foreign currencies to U.S. dollars. The remaining 11.9% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased to 21.2% in 2004 from 20.5% in 2003. Gross margin as a percentage of sales was impacted by a decrease in markdowns of 1.4%, resulting from greater sales discounts on popular new-release titles in 2003, partially offset by higher store occupancy costs of 0.7% as a percentage of sales.

Gross margin dollars increased $15.3 million, or 28.5%, to $69.0 million in 2004 from $53.7 million in 2003. Of this increase, $5.9 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased to 21.0% in 2004 from 21.1% in 2003. This improvement was primarily the result of decreases in store payroll costs of 0.3% and store operating expenses of 0.1% as a percentage of sales, partially offset by an increase in advertising costs of 0.3% as a percentage of sales. Although these expenses increased in dollars, they increased at rates less than sales growth.

SG&A dollars increased $13.1 million, or 23.7%, to $68.4 million in 2004 from $55.3 million in 2003. Of this increase, $6.1 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $1.5 million, or 17.0%, to $10.3 million in 2004 from $8.8 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.

Interest expense

Interest expense decreased $0.1 million, or 0.7%, to $13.9 million in 2004 from $14.0 million in 2003. This was a result of interest earned on holdings from the sale of the Charing Cross property in the first quarter of 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 2.4% in 2004 from 3.7% in 2003, and net loss dollars decreased $1.9 million to $7.9 million in 2004 from $9.8 million in 2003.

Corporate

	13 Weeks Ended		39 Weeks Ended
	October 24,	October 26,	October 24,	October 26,
(dollar amounts in millions)	2004	2003	2004	2003

Net loss	$6.6	$5.5	$20.4	$16.6
Interest expense	$8.6	$7.3	$27.6	$22.7

Corporate - Comparison of the 13 weeks ended October 24, 2004 to the 13 weeks ended October 26, 2003

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $1.1 million, or 20.0%, to $6.6 million in 2004 from $5.5 million in 2003. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2004. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Corporate - Comparison of the 39 weeks ended October 24, 2004 to the 39 weeks ended October 26, 2003

Net loss dollars increased $3.8 million, or 22.9%, to $20.4 million in 2004 from $16.6 million in 2003. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2004. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment and expansion of existing stores, continued investment in new corporate information technology systems, and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $75.9 million and $84.3 million for the 39 weeks ended October 24, 2004 and October 26, 2003, respectively. Operating cash inflows for the period primarily reflect operating results net of non-cash charges for depreciation, as well as an increase in accounts payable and other long-term liabilities and a decrease in accounts receivable. The current year operating cash outflows primarily resulted from increases in inventory, prepaid expenses and other long-term assets, as well as decreases in expenses payable, accrued liabilities and taxes payable during the period.

Net cash used for investing was $71.6 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and the acquisition of Paperchase.

Capital expenditures were $73.9 million in 2004, which primarily reflects the opening of 17 new superstores and two new airport stores, operated by the Waldenbooks segment, as well as the remodel of 32 existing domestic superstores. Additional 2004 capital spending reflected continued investment in new buying and merchandising systems. In fiscal 2003, capital expenditures were $77.5 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores. Capital expenditures in 2003 reflect the opening of 39 new superstores and three new airport stores, operated by the Waldenbooks segment. Additional capital spending in 2003 reflected the development and installation of in-store web-based technology and spending on corporate information technology streamlining. The Company expects capital expenditures to be approximately $110.0 million for the full year of 2004.

Net cash used for investing was partially offset by the proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale, totaling $32.3 million, were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20 year term of the operating lease.

Net cash used for financing was $84.9 million, resulting primarily from the repurchase of common stock and the payment of dividends, offset by the issuance of common stock pursuant to stock-based compensation plans. Net cash used for financing in 2003 was $2.8 million, resulting primarily from the repurchase of common stock, offset by funding from the credit agreement and the issuance of common stock pursuant to stock-based compensation plans.

The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $60.2 million as of November 19, 2004. During the 39 weeks ended October 24, 2004 and October 26, 2003, $104.6 million and $31.5 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout the remainder of fiscal 2004, subject to the Company’s share price and capital needs.

In September 2004, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which equaled $6.2 million in total, on the Company’s common stock, payable October 27, 2004 to stockholders of record at the close of business October 6, 2004. The Company intends to pay regular quarterly cash dividends, subject to Board approval, going forward.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 million (which may be increased to $700.0 million under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement of $127.7 million at October 24, 2004, $136.9 million at October 26, 2003 and $126.9 million at January 25, 2004. As of October 24, 2004 the Company was in compliance with all covenants contained within this agreement.

The Company currently has in place two interest rate swaps, which effectively convert a portion of the Credit Agreement’s variable rate exposure to fixed interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), the Company has designated these swap agreements as cash flow hedges. The notional amounts of these agreements total $73.1 million and the agreements expire in June 2005.

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

The Company had two lease financing facilities (the Original Lease Facility and the New Lease Facility, collectively, the Lease Financing Facilities) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8 million) on behalf of the two borrowing variable interest entities (VIEs). The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at October 24, 2004. In conjunction with this transaction, the Lease Financing Facilities were terminated.

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

Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.5 million, long-term debt of $5.8 million, and minority interest of $0.4 million at October 24, 2004.

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

The following table summarizes the Company’s significant financing and lease obligations at October 24, 2004:

			Fiscal Year
(dollars in millions)	2004	2005-2006	2007-2008	2009 and thereafter	Total

Credit Agreement borrowings	$127.7	$-	$-	$-	$127.7
Capital lease obligations	0.1	-	-	-	0.1
Operating lease obligations	97.7	664.3	622.5	2,465.4	3,849.9
Senior guaranteed notes	-	50.0	-	-	50.0
Debt of consolidated VIE’s	-	0.4	0.4	5.0	5.8
Other borrowings	8.9	-	-	-	8.9

Total	$234.4	$714.7	$622.9	$2,470.4	$4,042.4

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company’s last Annual Report on Form 10-K for the fiscal year ended January 25, 2004. There have been no significant changes in these estimates during the third quarter of fiscal 2004.

New Accounting Guidance

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95".  The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in late 2004.  The standard would be applicable for fiscal quarters beginning after June 30, 2005.  The Company will evaluate the impact of any change in the accounting standards on the Company’s financial position and results of operations when the final rules are issued.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company’s Form 10-K Annual Report for the fiscal year ended January 25, 2004, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect in the fiscal quarter covered by this report and, except as set forth below, the Company has not become a party to any new matter of a nature required to be reported therein:

On October 22, 2004, Ann Arbor Store No. 1 L.L.C. (the “Plaintiff “), a variable interest entity formed by Agree LP and Agree Realty Corporation (collectively “Agree”) that leases to the Company the Borders store and adjacent office space in downtown Ann Arbor, MI. (the “Property”), filed a Complaint for Declaratory Relief against the Company. The Complaint seeks a judgment ordering the Company to execute a lease for the Property at a rental rate that the Company disputes, as well as other relief. The litigation relates to the calculation of rent under a 1996 agreement pursuant to which the Plaintiff and the Company agreed to enter into a long-term lease of the Property upon the termination of the Company’s synthetic lease financing facility, which occurred in July of 2004. The Company has filed an Answer disputing the rent calculation of Plaintiff, and a Counterclaim against the Plaintiff and a Third Party Complaint against Agree seeking a declaratory judgment relating to the rent payable under the long-term lease, damages and other relief. The Company repaid a loan in the amount of approximately $9.7 in connection with the termination of the synthetic lease facility, which was accounted for as prepaid rent on the Property. Agree contends the Company should not be given credit for the repayment of the loan in determining the annual rent under the long-term lease on the Property. An adverse decision could result in the impairment of all or a portion of this asset, as well as a rental obligation under the long-term lease in an amount greater than is currently being paid and accrued for by the Company. The parties have agreed to engage in a non-binding facilitation process in an effort to resolve the dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The table below presents the total number of shares repurchased during the third quarter of fiscal 2004.

		Average	Total Number of Shares	Approximate Dollar Value
		Price Paid	Purchased as Part of	of Shares that May Yet
	Total Number	per Share	Publicly Announced	Be Purchased Under
Fiscal Period	of Shares	(1)	Plans or Programs (2)	the Plans or Programs

July 26, 2004
through
August 22, 2004	-	$ -	-	$ 91,236,843

August 23, 2004
through
September 19, 2004	-	$ -	-	$ 95,865,344

September 20, 2004
through
October 24, 2004	578,500	$ 22.16	578,500	$ 84,513,593

Total	578,500	$ 22.16	578,500	$ 84,513,593

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

Exhibits:

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

BORDERS GROUP, INC.
(Registrant)

Date: November 24, 2004	By: /s/ Edward W. Wilhelm
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