Form 10-K
period 2005-01-23
BORDERS GROUP INC
filed 2005-04-08
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 23, 2005

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
None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,683,156,298 based upon the closing market price of $22.09 per share of Common Stock on the New York Stock Exchange as of July 23, 2004.
Number of shares of Common Stock outstanding as of March 22, 2005: 72,994,379
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the May 19, 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I
Item 1. Business
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. Exhibit 99.1, “Cautionary Statement Under the Private Securities Litigation Reform Act of 1995”, filed with this Annual Report on Form 10-K, identifies the forward-looking statements and describes some, but not all, of the factors that could cause these differences.
General
Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 23, 2005, the Company operated 504 superstores under the Borders name, including 462 in the United States, 26 in the United Kingdom, 11 in Australia, three in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 705 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 35 bookstores under the Books etc. name in the United Kingdom. In addition, as of January 23, 2005, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 72 locations, including 28 located inside Borders International superstores.
Segment Information
The Company is organized based upon the following operating segments: domestic Borders stores, International stores (including Borders, Books etc. and Paperchase stores), Waldenbooks Specialty Retail stores (“Waldenbooks”), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs).
Borders Domestic Superstores
Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. A key element of the Company’s strategy is to continue its growth and increase its profitability through the ongoing expansion and refinement of its Borders superstore operations. In 2004, the Company opened 19 new Borders superstores, achieved average sales per square foot of $227 and average sales per superstore of $5.7 million. Borders superstores also achieved compound annual net sales growth of 5.0%, 5.4% and 8.0% for the three years ended January 23, 2005, January 25, 2004 and January 26, 2003, respectively.
Borders superstores offer customers a vast assortment of books, music and movies, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 93,000 book titles, with individual store selections ranging from 52,300 titles to 163,600 titles, across numerous categories, including many hard-to-find titles. As of January 23, 2005, 449 of the 462 domestic Borders superstores were in a book, music and movie format, which also features an extensive selection of pre-recorded music, with a broad assortment in categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 25,300 titles of music and over 9,900 titles of movies.
Borders superstores average 25,100 square feet in size, including approximately 12,900 square feet devoted to books, 4,000 square feet devoted to music, 800 square feet devoted to newsstand and 600 square feet devoted to movies. Through its remodeling efforts, Borders is realigning space devoted to specific categories which, in general, results in an increase in space for categories such as books, movies and gifts and stationery (see below) and a reduction in music space. The Company expects to remodel 80 to 100 Borders superstores in 2005. Stores opened in 2004 averaged 22,600 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.
The typical Borders superstore also dedicates approximately 200 square feet to gifts and stationery. The Company plans to install Paperchase shops in all new and most remodeled domestic superstores in 2005 as part of a long-term plan to enhance the variety and distinctiveness of the Company’s gifts and stationery offering. Paperchase shops are expected to utilize approximately 750 square feet.
In addition, the Company devotes approximately 1,400 square feet to a cafe within virtually all Borders superstores. In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (“Seattle’s Best”), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores will be converted to Seattle’s Best cafes beginning in early 2005, and continue over the next few years. There is no change expected in the size of the cafes as a result of the conversion to Seattle’s Best Coffee.
The number of Borders domestic stores located in each state and the District of Columbia as of January 23, 2005 are listed below:

Number of
State	Stores

Alaska	1
Arizona	10
California	74
Colorado	13
Connecticut	8
Delaware	2
District of Columbia	3
Florida	26
Georgia	14
Hawaii	6
Idaho	2
Illinois	35
Indiana	11
Iowa	4
Kansas	7
Kentucky	4
Louisiana	1
Maine	2
Maryland	12
Massachusetts	12
Michigan	17
Minnesota	8
Mississippi	1
Missouri	8
Montana	3
Nebraska	2
Nevada	6
New Hampshire	4
New Jersey	17
New Mexico	4
New York	25
North Carolina	8
Ohio	17
Oklahoma	4
Oregon	7
Pennsylvania	20
Rhode Island	2
South Dakota	1
Tennessee	6
Texas	20
Utah	4
Vermont	1
Virginia	12
Washington	11
West Virginia	1
Wisconsin	6

Total	462

Waldenbooks
Waldenbooks is the nation’s leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. Waldenbooks generates cash flow that the Company uses to finance its growth initiatives. Average sales per square foot were $274 and average sales per store were $1.1 million for 2004. Waldenbooks stores average approximately 3,900 square feet in size, and carry an average of 19,100 titles, ranging from 4,500 in an airport store to 32,200 in a large format store.
In 2004, the Company piloted the conversion of 37 Waldenbooks stores to Borders Express stores, with an expanded merchandise selection, including music, movies and gifts and stationery. During 2005, an additional 75 to 100 Waldenbooks stores are expected to be converted to Borders Express stores.
The number of Waldenbooks stores located in each state and the District of Columbia as of January 23, 2005 are listed below:

Number of
State	Stores

Alabama	4
Alaska	5
Arizona	8
Arkansas	6
California	55
Colorado	9
Connecticut	13
Delaware	3
District of Columbia	2
Florida	41
Georgia	19
Hawaii	11
Idaho	3
Illinois	33
Indiana	15
Iowa	9
Kansas	6
Kentucky	9
Louisiana	6
Maine	2
Maryland	19
Massachusetts	23
Michigan	31
Minnesota	5
Mississippi	5
Missouri	14
Montana	4
Nebraska	5
Nevada	4
New Hampshire	5
New Jersey	23
New Mexico	2
New York	39
North Carolina	19
North Dakota	3
Ohio	38
Oklahoma	10
Oregon	8
Pennsylvania	50
Rhode Island	4
South Carolina	11
South Dakota	2
Tennessee	10
Texas	41
Utah	4
Vermont	3
Virginia	28
Washington	13
West Virginia	8
Wisconsin	13
Wyoming	2

Total	705

International
The Company’s International operations began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its International operations to establish a presence on four continents, and opened five International superstores in 2004.

International superstores as of January 23, 2005 are listed below:

Number of
Country	Stores

Australia	11
New Zealand	1
Puerto Rico	3
Singapore	1
United Kingdom	26

Total	42

International superstores, which operate under the Borders name, achieved average sales per square foot of $371 and average sales per store of $9.5 million for 2004. International superstores range between 14,200 and 42,400 square feet in size, and are located in both city center as well as suburban locations. All International superstores offer book, music, movie and gifts and stationery merchandise and feature cafes. Those cafes located in the United Kingdom are licensed to and operated by Starbucks Coffee Company (U.K.) Limited. The gifts and stationery departments in its United Kingdom and select Asia Pacific superstores are branded Paperchase. The Company owns substantially all of Paperchase, as discussed below.
The Company also operated 35 stores under the Books etc. name in the United Kingdom as of January 23, 2005, which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores primarily offer books and average 4,500 square feet in size, with the largest being 10,700 square feet and the smallest being 600 square feet.
In July 2004, the Company increased its 15% equity stake in Paperchase to 97%. Paperchase is the brand leader in design-led and innovative stationery retailing in the United Kingdom. As of January 23, 2005, the Company operated 72 Paperchase locations, including stand-alone stores and concessions in Borders, Books etc. and selected House of Fraser and Selfridges stores. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.
Internet
The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Mirror Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.
In addition, Borders has an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up the merchandise at Borders stores in the United States (“Express In-Store Pick Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store. The Company also pays referral fees to Amazon pursuant to this agreement.

Distribution
The Company believes that its centralized distribution system, consisting of 14 distribution facilities worldwide, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 87% and 71% of the books carried by Borders and Waldenbooks, respectively, are processed through the Company’s distribution facilities. Approximately 85% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores, and new release titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 95% of its music and movie inventory to its stores.
In general, books can be returned to their publishers at cost. Borders’ and Waldenbooks’ stores return books to the Company’s centralized returns center near Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.
As of January 23, 2005, the Company utilized distribution centers in the following localities:

Locality, Country	Number	Square Footage

Auckland, New Zealand	1	500
Bedfordshire, United Kingdom	1	67,000
California, United States	1	414,000
Cornwall, United Kingdom	1	47,000
Indiana, United States	1	96,000
Ohio, United States	1	172,000
Pennsylvania, United States	1	115,000
Puerto Rico	1	12,000
Singapore	1	8,000
St. Columb, United Kingdom	1	50,000
Tennessee, United States	3	926,000
Victoria, Australia	1	50,000

Total	14	1,957,500

The Company has undertaken a multi-year initiative to enhance the efficiency of its nationwide distribution and logistics network. A component of this strategy is the relocation of the Company’s Harrisburg, Pennsylvania distribution facility to a new, larger, state-of-the-art facility near Carlisle, Pennsylvania in early 2006. In addition, the operations of the Company’s Indiana facility, and those of a facility in Tennessee, will be transferred to other facilities, also in 2006. These changes will optimize inventory and supply chain management, and position the Company for continued future growth.
Employees
As of January 23, 2005, the Company had a total of approximately 14,800 full-time employees and approximately 17,900 part-time employees. When hiring new employees, the Company considers a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, merchandising, sorting, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. In general, the Company’s employees are not represented by unions, with the exception of the employees of two Borders stores. Employees of both stores elected to be represented by the United Food and Commercial Workers International Union (“UFCW”). The employees of both of these stores have ratified contracts which expire in 2006.

Trademarks and Service Marks
Borders®, Borders Book Shop®, Borders Books & Music®, and Borders Books Music Cafe® among other marks, are all registered trademarks and service marks used by Borders. Brentano’s®, Waldenbooks®, and Waldenkids®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Books etc.® is a registered trademark and service mark used by Borders (UK) Limited. Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Waldenbooks, Books etc., Borders.com, Waldenbooks.com, and Borders.co.uk service marks are used as trade names in connection with their business operations.
Executive Officers of the Company
Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Gregory P. Josefowicz	52	Chairman, President and Chief Executive Officer
Vincent E. Altruda	55	President, Borders Stores Worldwide
Thomas D. Carney	58	Senior Vice President, General Counsel and Secretary
Daniel T. Smith	40	Senior Vice President, Human Resources
Michael G. Spinozzi	45	Executive Vice President, Chief Marketing Officer
Cedric J. Vanzura	41	President, Waldenbooks Specialty Retail and Information Technology
Edward W. Wilhelm	46	Senior Vice President, Chief Financial Officer
Gregory P. Josefowicz has served as President, Chief Executive Officer and as a director of the Company since November 1999, and as Chairman of the Board since January 2002. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco, a food and drug retailer that is currently a division of Albertson’s, Inc., most recently as President. Mr. Josefowicz also serves as a director of Ryerson Tull, Inc., a distributor and processor of metals, Spartan Stores, Inc. (until its 2005 annual meeting of shareholders scheduled for August 2005), a food retailer, and Petsmart, Inc., a provider of products, services and solutions for the lifetime needs of pets.
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
Michael G. Spinozzi has served as Executive Vice President and Chief Marketing Officer of the Company since January 2002. He also served as Senior Vice President of Sales and Marketing of Borders Stores from March 2001 to January 2002. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco stores, a food and drug retailer that is currently a division of Albertson’s, Inc., and was most recently Senior Vice President of Marketing and Merchandising.
Cedric J. Vanzura has served as President of Waldenbooks Specialty Retail and Information Technology since March 2003. Prior to rejoining the Company, Mr. Vanzura served as Chief Strategy Officer, Information Systems and Services for General Motors Corporation from 2000 to 2003. He was President and Chief Operating Officer for

Lifemasters, a national disease management provider, from 1999 to 2000. From 1994 to 1999, Mr. Vanzura served in a variety of management positions with the Company, most recently as President of Borders Online.
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
Expansion Strategy
The Company’s growth strategy is dependent principally on its ability to open new superstores and operate them profitably. The Company has been engaged in an aggressive expansion and remodel program, pursuant to which it has opened 19 domestic superstores and completed major remodels of 33 existing domestic superstores in 2004. In 2005, the Company expects to open 15 to 20 domestic superstores and complete major remodels of approximately 80 to 100 existing domestic superstores. New stores opened in 2005 and the majority of remodeled stores will feature cafes offering Seattle’s Best Coffee and gifts and stationery by Paperchase. The Company has also opened five International superstores in 2004, and expects to open 10 to 12 International superstores in 2005, primarily in the United Kingdom and Australia, including the first Borders franchise store, which will open in Malaysia. In addition, the Company plans to selectively update and convert 75 to 100 Waldenbooks stores to Borders Express, an extension of a market test that began in 2004 with the conversion of 37 existing Waldenbooks stores.
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
Waldenbooks
Waldenbooks’ results are highly dependent upon conditions in the mall retailing industry, including overall mall traffic. Mall traffic has been sluggish over the past several years and the Company expects it to remain sluggish for the foreseeable future. In addition, increased competition from superstores has adversely affected Waldenbooks’ sales and comparable store sales. There can be no assurance that mall traffic will not decline further or that superstore competition, or other factors, will not further adversely affect Waldenbooks’ sales.
Seasonality
The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. During 2004, 35.3% of the Company’s sales and 90.3% of the Company’s operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends.
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
The Internet has emerged as a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books, music and movies over the Internet is highly competitive. In addition, the Company faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content.
Consumer Spending Patterns
Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its expansion strategy.
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
Potential for Uninsured Losses and/or Claims
The Company is subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, or floods, for which no, or limited, insurance coverage is maintained. The Company also is subject to risk of losses which may arise from adverse litigation results or other claims.
Changes to Information Technology Systems May Disrupt the Supply Chain
The Company’s success depends, in large part, on its ability to source and distribute merchandise efficiently. The Company continues to evaluate and is currently implementing modifications and upgrades to its information technology systems supporting the supply chain, including merchandise planning and forecasting, inventory and price management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. The Company is aware of the inherent risks associated with replacing and changing these core systems, including accurately capturing data, changes in inventory valuation and possibly encountering supply chain disruptions, and believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. The Company anticipates that the launch of these successor systems will take place in a phased approach over an approximate three-year period that began in 2004. There can be no assurances that the Company will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s financial condition and results of operations.
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
Additional Information
The Company’s Web site is located at www.bordersgroupinc.com. The Company makes available on this Web site under “Investors,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission. Also available on this Web site are the Company’s corporate governance documents, including its committee charters and its Business Conduct Policy and a Code of Ethics Relating to Financial Reporting. The Company will disclose on its Web site any amendments to the Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver of such policies applicable to any executive officer.
Printed copies of any of the documents available on the Company’s Web site will be provided to any shareholder without charge upon written request to Anne Roman, Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.
The Company has filed with the Securities and Exchange Commission, as an exhibit to its Form 10-K annual reports for fiscal 2003 and 2004, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of the Company’s public disclosure. During 2004, Mr. Josefowicz certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

Item 2. Properties
Borders leases all of its stores. Borders’ store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 23, 2005, the average unexpired term under Borders’ existing store leases in the United States was 12.0 years prior to the exercise of any options. The expiration of Borders’ leases for stores open at January 23, 2005 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2006	9
2007	7
2008	8
2009	11
2010	13
2011 and later	414

Total	462

Waldenbooks leases all of its stores. Waldenbooks’ store leases generally have an initial term of five to 10 years, and lease renewals generally have a term of one to three years. At present, the average unexpired term under Waldenbooks’ existing store leases is approximately 2.2 years. The expiration of Waldenbooks’ leases for stores open at January 23, 2005 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2006	350
2007	83
2008	55
2009	80
2010	78
2011 and later	59

Total	705

The Company leases all of its International superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing International store leases is approximately 13.6 years. The expiration of International superstore leases for stores open at January 23, 2005 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2006	—
2007	1
2008	1
2009	2
2010	1
2011 and later	37

Total	42

Books etc. operated 35 stores in the United Kingdom as of January 23, 2005. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 9.8 years. Paperchase operated 72 stores in the United Kingdom and Singapore as of January 23, 2005. Paperchase generally leases its stores under operating leases with terms ranging from 6 to 25 years. The average remaining lease term for Paperchase stores is 7.3 years.

The Company leases a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.
Item 3. Legal Proceedings
Proceedings Terminated in the Fourth Quarter
Two former employees, individually and on behalf of a class consisting of current and former employees who worked as assistant managers in Borders stores in the state of California, filed an action against the Company in the Superior Court of California for the County of San Francisco. The action alleged that the individual plaintiffs and the class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. On December 2, 2004, the court granted final approval of a settlement pursuant to which the Company agreed to pay $3.5 million to resolve all claims asserted in the litigation. The Company classified this charge as “Legal settlement expense” in the consolidated statements of operations in 2003.
On October 22, 2004, Ann Arbor Store No. 1 L.L.C., a special purpose entity formed by Agree LP and Agree Realty Corporation that leases to the Company the Borders store and adjacent office space in downtown Ann Arbor, Michigan (the “Property”), filed a Complaint for Declaratory Relief against the Company. The Complaint sought a judgment ordering the Company to execute a lease for the Property at a rental rate that the Company disputed, as well as other relief. The matter was settled on March 1, 2005. The settlement, pursuant to which the Company executed a lease for the property at a mutually agreed upon rental rate, did not have a material adverse effect on the Company.
Pending Proceedings
On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court has issued an order granting the motion as to certain of plaintiff’s claims, denying it as to others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date. Although an adverse resolution of this matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this matter will have a material effect on its liquidity or financial position.
Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state claims should have been collected on certain Borders.com sales in California which took place from May 1998 to August 2001, during which time the Company operated an Internet commerce site, Borders.com, and prior to implementation of the Company’s Mirror Site agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the states of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the states of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired. Various motions to dismiss the Nevada and Illinois actions have been made by the Company and other retailers and by the respective attorney generals of those states. Certain of these motions have been denied and others remain pending.

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
In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits) the Company does not believe that any such other litigation or claims pending at the current time will have a material adverse effect on its liquidity, financial position, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for the Company’s Common Stock and the quarterly dividends declared.

			Dividends
	High	Low	Declared

Fiscal Quarter 2004
First Quarter	$25.21	$21.27	$0.08
Second Quarter	$24.94	$22.09	$0.08
Third Quarter	$25.22	$21.42	$0.08
Fourth Quarter	$26.30	$21.95	$0.09

Fiscal Quarter 2003
First Quarter	$15.84	$13.60	$—
Second Quarter	$18.60	$15.50	$—
Third Quarter	$21.76	$17.64	$—
Fourth Quarter	$22.98	$21.20	$0.08
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol BGP.
As of March 22, 2005, there were 3,142 holders of record of the Company’s Common Stock.
In December 2004, the Board of Directors declared a quarterly cash dividend of $0.09 per share, which equaled $6.6 million in total, on the Company’s common stock, payable January 26, 2005 to stockholders of record at the close of business January 5, 2005. The Company has declared and paid quarterly cash dividends since November 2003, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. The declaration and payment of dividends is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table provides information with respect to the equity compensation plan under which equity securities of the Company were authorized for issuance on January 23, 2005 (number of shares in thousands):

	Number of	Weighted-	Number of
	Awards	Average	Shares Available
Plan Category	Outstanding(2)	Exercise Price(3)	for Issuance

Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	318	23.53	3,213

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At January 23, 2005, there were approximately 9.0 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $21.48, which, if forfeited or cancelled, become available for issuance under the 2004 Plan.

(2)	Number of awards outstanding as of January 23, 2005 includes approximately 288,000 restricted share units and approximately 29,862 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of January 23, 2005 only.
The table below presents the total number of shares repurchased during the fourth quarter of fiscal 2004:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans
Fiscal Period	Shares	per Share(1)	or Programs(2)	or Programs

October 25, 2004 through November 21, 2004	1,168,000	$22.83	1,168,000	$60,189,187
November 22, 2004 through December 26, 2004	1,366,260	$23.17	1,366,260	$31,965,755
December 27, 2004 through January 23, 2005	560,100	$25.65	560,100	$26,806,713

Total	3,094,360	$23.49	3,094,360	$26,806,713

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	On May 20, 2003, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $150.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

Note: In February 2005, the Board of Directors authorized an increase in the amount of share repurchases to $250.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 23,	Jan. 25,	Jan. 26,	Jan. 27,	Jan. 28,
	2005	2004	2003	2002	2001(1)
(dollars in millions except per share data)
		(restated)	(restated)	(restated)	(restated)
Statement of Operations Data
Borders sales	$2,588.9	$2,470.2	$2,319.0	$2,234.1	$2,107.7
Waldenbooks sales	779.9	820.9	852.2	902.1	944.3
International sales	510.7	407.5	314.9	251.7	219.2

Total sales	$3,879.5	$3,698.6	$3,486.1	$3,387.9	$3,271.2

Operating income	$216.7	$198.1	$187.6	$146.7	$123.1

Income from continuing operations	$131.9	$117.3	$107.6	$80.9	$66.4
Discontinued operations (net of tax)	—	—	—	—	30.2
Cumulative effect of accounting change (net of tax)	—	2.1	—	—	—

Net income	$131.9	$115.2	$107.6	$80.9	$36.2

Per Share Data
Diluted earnings per common share from continuing operations	$1.69	$1.48	$1.31	$0.98	$0.83
Diluted loss per common share from discontinued operations	—	—	—	—	(0.38)
Diluted loss per common share from cumulative effect of accounting change	—	(0.02)	—	—	—

Diluted earnings per common share	$1.69	$1.46	$1.31	$0.98	$0.45

Cash dividends declared per common share	$0.33	$0.08	$—	$—	$—

Balance Sheet Data
Working capital	$569.4	$556.0	$463.0	$342.8	$223.4
Total assets	$2,628.8	$2,584.6	$2,378.0	$2,285.6	$2,138.4
Short-term borrowings	$141.0	$140.7	$112.1	$81.6	$143.5
Long-term debt, including current portion	$55.9	$57.3	$50.0	$—	$—
Long-term capital lease obligations, including current portion	$0.1	$0.4	$19.6	$51.4	$15.8
Stockholders’ equity	$1,088.9	$1,100.6	$984.0	$908.2	$811.2

(1)	The Company’s 2000 fiscal year consisted of 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 23, 2005, the Company operated 504 superstores under the Borders name, including 462 in the United States, 26 in the United Kingdom, 11 in Australia, three in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 705 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 35 bookstores under the Books etc. name in the United Kingdom. In addition, as of January 23, 2005 the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 72 locations, including 28 located inside Borders International superstores.
The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it has opened 19 domestic Borders superstores and completed major remodels of 33 existing domestic superstores in 2004. In 2005, the Company expects to open 15 to 20 domestic superstores and complete major remodels of approximately 80 to 100 existing domestic superstores. New stores opened in 2005 and the majority of remodeled stores will feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. The Company also opened five International superstores in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 10 to 12 International store openings planned in 2005, including the first Borders franchise store, which will open in Malaysia. The International segment achieved full year profitability in 2004, and continued profit growth is expected going forward. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser rate going forward. In addition, Waldenbooks manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls, and selective growth in these areas is expected in 2005. The Company also plans to selectively update and re-brand 75 to 100 Waldenbooks stores as Borders Express, an extension of a market test that began in 2004 with similar conversions of 37 existing Waldenbooks stores. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2005 and earn an acceptable return on its investment.
Subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In February 2005, the Board of Directors authorized an increase in the amount of potential share repurchases to $250.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). In December 2004, the Board of Directors voted to increase the quarterly cash dividend by 12.5% to $0.09 per share on the Company’s common stock.
The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Mirror Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.

In addition, Borders has an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up the merchandise at Borders stores in the United States (“Express In-Store Pick Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store. The Company also pays referral fees to Amazon pursuant to this agreement.
In July 2004, the Company invested cash of $24.1 million, including debt repayment of $4.1 million, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (Paperchase), a leading stationery retailer in the United Kingdom, to 97%. At the time of the acquisition, Paperchase operated 61 locations, including more than a third of which were located inside Borders International superstores. The acquisition has been accounted for as a purchase in the Company’s International segment.
In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (“Seattle’s Best”), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska, and new stores as they are opened. Cafes located within existing Borders superstores will be converted to Seattle’s Best cafes beginning in early 2005, and continue over the next few years. These cafes will continue to be managed and staffed by Company employees, who will be trained on Seattle’s Best brand standards and procedures. Seattle’s Best will also provide brand direction, including branded products and oversight, and will receive royalty payments from the Company.
The Company has signed an agreement with Berjaya Group Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia, the first of which is expected to open in April 2005.
The Company’s fiscal years have ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. References herein to years are to the Company’s fiscal years.
On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s first three quarters of fiscal 2005 will end on April 23, 2005, July 23, 2005 and October 22, 2005, respectively.
Restatement of Prior Year Financial Statements
In light of announcements made by a number of public companies regarding lease accounting and a recently issued SEC clarification on the subject, the Company has reevaluated its lease accounting practices. As a result, the Company has corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”).
Since fiscal 2000, the Company has depreciated leasehold improvements relating to leased properties over the shorter of the assets’ estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company’s utilization of initial lease terms in its calculation of straight-line rent expense, including periods prior to fiscal 2000. For Borders stores opened in fiscal 1999 and earlier, however, the Company depreciated leasehold improvements over a 20-year period while the straight-line rent expense in those same years was computed over the initial lease terms, which in some cases were less than 20 years. Therefore, to ensure compliance with GAAP, the Company has corrected its calculation of its depreciation of leasehold improvements to utilize the shorter of their estimated useful lives or the initial terms of the related leases.

In addition, the Company changed its classification of landlord allowances on the consolidated balance sheets and statements of cash flows. Historically, landlord allowances were classified on the Company’s consolidated balance sheets as reductions of property and equipment, and were classified as a reduction in capital expenditures, an investing activity, on the Company’s consolidated statements of cash flows. In order to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), however, the Company has classified landlord allowances primarily as deferred rent liabilities, in “Other long-term liabilities” on the Company’s consolidated balance sheets, and as an operating activity on the Company’s consolidated statements of cash flows.
Also, the Company had recognized the straight-line rent expense for leases beginning on the commencement date of the lease, which had the effect of excluding the construction build-out period of its stores from the calculation of the period over which it expenses rent. The accounting for straight-line rent expense has been corrected to include the construction build-out period.
We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. See “Note 2 — Restatement of Prior Year Financial Statements” of the notes to consolidated financial statements for further information with respect to the Restatement.
Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Results of Operations
The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Jan. 23,	Jan. 25,	Jan. 26,
	2005	2004	2003

Sales	100.0%	100.0%	100.0%
Other revenue	0.6	0.9	0.8

Total revenue	100.6	100.9	100.8
Cost of merchandise sold (includes occupancy)	72.3	72.7	72.2

Gross margin	28.3	28.2	28.6
Selling, general and administrative expenses	22.4	22.2	22.6
Legal settlement expense	—	0.1	—
Pre-opening expense	0.1	0.2	0.2
Asset impairments and other writedowns	0.2	0.3	0.4

Operating income	5.6	5.4	5.4
Interest expense	0.2	0.2	0.4

Income before income tax	5.4	5.2	5.0
Income tax	2.0	2.0	1.9

Income before cumulative effect of accounting change	3.4	3.2	3.1
Cumulative effect of accounting change (net of tax)	—	0.1	—

Net income	3.4%	3.1%	3.1%

Consolidated Results — Comparison of 2004 to 2003
Sales
Consolidated sales increased $180.9 million, or 4.9%, to $3,879.5 million in 2004 from $3,698.6 million in 2003. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores, and the International segment, due to the opening of new superstores, the acquisition of Paperchase, positive comparable store sales and favorable foreign currency exchange rates. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.
Comparable store sales for all Borders superstores increased 0.6% in 2004. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 13, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2004 was due to primarily to strong comparable store sales of digital videodiscs (“DVDs”), as well as positive comparable store sales of books, especially in mystery/thrillers, political books and adult fiction. Partially offsetting these increases in comparable store sales were negative comparable store sales in the music category. The impact of price changes on comparable store sales was not significant.
Waldenbooks’ comparable store sales decreased 2.0% in 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s mall-based seasonal businesses are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to a decline in store traffic due to the sluggish mall environment and weaker book bestsellers which impacted Waldenbooks to a greater degree than Borders superstores. These factors were partially offset by sales within the seasonal business, which increased 5.1% over the prior year, primarily due to an increased number of locations and to improved execution of the Company’s seasonal business strategy. The impact of price changes on comparable store sales was not significant.
Other Revenue
Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.
Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.
Due primarily to the change in the Preferred Reader Program, other revenue has decreased $8.9 million, or 27.5%, to $23.5 million in 2004 from $32.4 million in 2003.
Gross Margin
Consolidated gross margin increased $57.4 million, or 5.5%, to $1,099.4 million in 2004 from $1,042.0 million in 2003. As a percentage of sales, consolidated gross margin increased by 0.1%, to 28.3% in 2004 from 28.2% in 2003. This primarily resulted from an increase in gross margin as a percentage of sales for the Borders and International segments, partially offset by a decrease as a percentage of sales in the Waldenbooks segment. The increase in the Borders segment was primarily due to decreased bestseller discounts. The increase in the International segment resulted from a decrease in merchandise costs, primarily due to the higher product margins generated by Paperchase and the weakness of the U.S. dollar. The decrease in the Waldenbooks segment was due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed.
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
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $49.3 million, or 6.0%, to $870.7 million in 2004 from $821.4 million in 2003. As a percentage of sales, it increased 0.2% to 22.4% in 2004 from 22.2% in 2003. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. Borders SG&A expenses as percentage of sales increased primarily due to increased advertising and store payroll expense. The International increase in SG&A expenses as a percentage of sales was primarily the result of increased advertising, administrative payroll expenses and store operating costs of Paperchase. The Waldenbooks increase was primarily due to increased store payroll expenses and store operating expenses as a percentage of sales.
The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Asset Impairments and Other Writedowns
In 2004, the Company recorded a $6.2 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders, Waldenbooks and Books etc. stores. In addition, the Company recorded a $1.0 million charge related to the closure costs of certain Waldenbooks stores.
In 2003, the Company recorded a $6.9 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders and Waldenbooks stores. In addition, the Company recorded a $0.6 million charge related to the closure costs of certain Waldenbooks stores. The Company also recorded a $4.5 million charge related to the impairment of certain capitalized technology initiatives, resulting from the Company’s reevaluation of its technology strategy.
Interest Expense
Consolidated interest expense increased $0.4 million, or 4.6%, to $9.1 million in 2004 from $8.7 million in 2003. This was primarily due to a higher weighted average interest rate in 2004 as compared to 2003.
Taxes
The effective tax rate differed for the years presented from the federal statutory rate primarily as a result of state income taxes, partially offset by international operations. The Company’s effective tax rate used was 36.5% in 2004 compared to 38.0% in 2003. This decrease was primarily due to lower taxes from international operations.
Cumulative Effect of Accounting Change
In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).
Net Income
Due to the factors mentioned above, net income as a percentage of sales increased 0.3%, to 3.4% from 3.1% in 2003, and net income dollars increased to $131.9 million in 2004 from $115.2 million in 2003.

Consolidated Results — Comparison of 2003 to 2002
Sales
Consolidated sales increased $212.5 million, or 6.1%, to $3,698.6 million in 2003 from $3,486.1 million in 2002. This resulted primarily from increased sales in the Borders and International segments due to the opening of new superstores and favorable foreign currency exchange rates. A decrease in sales of the Waldenbooks segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.
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
Waldenbooks’ comparable store sales decreased 0.6% in 2003. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s mall-based seasonal businesses are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2003 was primarily due to decreased mall traffic and the impact of superstore openings. These factors were partially offset by sales within the seasonal business, which increased 15.6% over the prior year, primarily due to an increased number of locations and to improved execution of the Company’s seasonal business strategy. This also slightly increased the calendar category’s percentage of Waldenbooks’ overall merchandise mix relative to the book and gifts and stationery categories. The impact of price changes on comparable store sales was not significant.
Other Revenue
Other revenue consists primarily of membership income from Waldenbooks’ Preferred Reader Program.
Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases are netted against “Sales” in the Company’s consolidated statements of operations.
Gross Margin
Consolidated gross margin increased $45.9 million, or 4.6%, to $1,042.0 million in 2003 from $996.1 million in 2002. As a percentage of sales, however, consolidated gross margin decreased by 0.4%, to 28.2% in 2003 from 28.6% in 2002. This primarily resulted from a decrease in gross margin as a percentage of sales for the Borders segment, partially offset by an increase in the International and Waldenbooks segments. The decline in the Borders segment was primarily due to increased occupancy costs as a percentage of sales and increased bestseller discounts. The increase in the International segment resulted from a decrease in merchandise costs, due to improved vendor terms in the United Kingdom and the weakness of the U.S. dollar. The increase in the Waldenbooks segment was due to decreased product costs.
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
Selling, General and Administrative Expenses
Consolidated SG&A increased $35.1 million, or 4.5%, to $821.4 million in 2003 from $786.3 million in 2002. As a percentage of sales, however, it decreased 0.4% to 22.2% in 2003 from 22.6% in 2002. This decrease primarily resulted from decreases in SG&A expenses as a percentage of sales for the International and Borders segments, partially offset by an increase in Waldenbooks SG&A as a percentage of sales. International SG&A expenses as a percentage of sales improved as the result of store payroll expenses, store operating expenses, administrative payroll, other administrative expenses and advertising costs increasing at rates less than sales growth. The Borders decrease was related to increased income from the Company’s gift certificate program, resulting from favorable redemption trends, and a decrease in store operating expenses due to disciplined cost controls at the store level. The Waldenbooks increase was primarily due to increased store payroll expenses, partially offset by a decrease in store operating expenses, as a percentage of sales.
The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Legal Settlement Expense
In January 2004, a settlement was reached pursuant to which the Company agreed to pay $3.5 million, categorized as “Legal settlement expense” in the consolidated statements of operations during 2003, to resolve all claims asserted in the California overtime litigation. This action was brought by two former employees, individually and on behalf of a purported class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California at any time between April 10, 1996, and the present. The court approved the settlement in December 2004.
Asset Impairments and Other Writedowns
In 2003, the Company recorded a $6.9 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders and Waldenbooks stores. In addition, the Company recorded a $0.6 million charge related to the closure costs of certain Waldenbooks stores. The Company also recorded a $4.5 million charge related to the impairment of certain capitalized technology initiatives, resulting from the Company’s reevaluation of its technology strategy.
In 2002, the Company recorded a $14.4 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders, Waldenbooks and Books etc. stores. In addition, the Company adopted a plan to close certain underperforming Waldenbooks stores and a Books etc. store and recorded a $0.9 million charge for the closing costs of those stores.
Interest Expense
Consolidated interest expense decreased $3.9 million, or 31.0%, to $8.7 million in 2003 from $12.6 million in 2002. This was primarily due to lower average debt levels resulting largely from increased cash flow generated by the Borders segment.
Taxes
The effective tax rate for the years presented differed from the federal statutory rate primarily as a result of state income taxes. The Company’s effective tax rate used was 38.0% in 2003 compared to 38.5% in 2002. This was primarily due to increased profit in foreign jurisdictions which is taxed at a lower rate than domestic profit.

Cumulative Effect of Accounting Change
In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of FIN 46.
Net Income
Due to the factors mentioned above, net income as a percentage of sales remained flat at 3.1% in 2003 and 2002, and net income dollars increased to $115.2 million in 2003 from $107.6 million in 2002.
Segment Results
The Company is organized based upon the following operating segments: domestic Borders stores, International stores (including Borders, Books etc. and Paperchase stores), Waldenbooks Specialty Retail stores (“Waldenbooks”), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). See “Note 18 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.
Segment data includes charges allocating all corporate support costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.
Borders

	2004	2003	2002

(dollar amounts in millions)
Sales	$2,588.9	$2,470.2	$2,319.0
Net income	$112.0	$97.3	$100.2
Net income as % of sales	4.3%	3.9%	4.3%
Depreciation expense	$80.4	$79.5	$76.3
Interest (income) expense	$(5.4)	$(1.9)	$2.5
Store openings	19	41	41
Store closings	2	—	—
Store count	462	445	404
Borders — Comparison of 2004 to 2003
Sales
Borders’ sales increased $118.7 million, or 4.8%, to $2,588.9 million in 2004 from $2,470.2 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings.
Gross Margin
Gross margin as a percentage of sales increased approximately 0.3%, to 29.3% in 2004 from 29.0% in 2003, primarily due to decreased markdowns of 0.4% as a percentage of sales, resulting from higher bestseller discounts in 2003. Partially offsetting the decrease in markdowns are increased distribution costs of 0.1% as a percentage of sales. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2004 as compared to 2003.
Gross margin dollars increased $42.2 million, or 5.9%, to $758.6 million in 2004 from $716.4 million in 2003, primarily due to new store openings and the increase in gross margin percentage noted above.

Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.2%, to 22.1% in 2004 from 21.9% in 2003, primarily as a result of an increase in advertising expenses of 0.3% as a percentage of sales and increased store payroll expenses of 0.2% as a percentage of sales. These factors were partially offset by a decrease in corporate administrative expenses of 0.2% as a percentage of sales due to disciplined cost controls at the corporate level. In addition there was a decrease of 0.1% in administrative payroll costs as a percentage of sales. Store operating costs remained flat as a percentage of sales.
SG&A dollars increased $31.2 million, or 5.8%, to $573.2 million in 2004 from $542.0 million in 2003, primarily due to new store openings and the increased store payroll and operating expenses required.
Asset Impairments and Other Writedowns
In 2004, the Company recorded a $4.5 million writedown related to the impairment of assets at certain underperforming Borders stores.
In 2003, the Company recorded a $6.6 million writedown related to the impairment of assets at certain underperforming Borders stores. Borders also incurred a $3.0 million writedown related to the impairment of certain capitalized technology initiatives.
Depreciation
Depreciation expense increased $0.9 million, or 1.1%, to $80.4 million in 2004 from $79.5 million in 2003. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.
Interest Income
Interest income increased $3.5 million, to $5.4 million in 2004 from $1.9 million in 2003. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.
Cumulative Effect of Accounting Change
In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of FIN 46.
Net income
Due to the factors mentioned above, net income as a percentage of sales increased to 4.3% in 2004 from 3.9% in 2003, and net income dollars increased $14.7 million, or 15.1%, to $112.0 million in 2004 from $97.3 million in 2003.
Effect of Terrorist Attacks on September 11, 2001
As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2004, 2003 or 2002 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and recognized a total recovery of $19.9 million. The Company does not expect to recover additional insurance amounts relating to this incident.
During 2004, the Company recognized as income its final insurance reimbursement of $1.2 million related to the September 11, 2001 loss. Of this, $0.9 million was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.

During 2003, the Company recognized a $2.8 million gain from insurance proceeds related to the terrorist attacks. Of this, $0.7 million represented business interruption proceeds for 2003. In addition, $1.8 million primarily represented the excess of lost assets’ replacement value over their net book value. The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City.
During 2002, the Company recognized a $2.9 million gain from insurance proceeds related to the terrorist attacks. Of this, $1.2 million represented business interruption proceeds for 2002. The remaining $1.7 million primarily represented the excess of lost assets’ replacement value over their net book value.
Borders — Comparison of 2003 to 2002
Sales
Borders’ sales increased $151.2 million, or 6.5%, to $2,470.2 million in 2003 from $2,319.0 million in 2002. This increase was comprised of non-comparable sales primarily associated with 2003 and 2002 store openings.
Gross Margin
Gross margin as a percentage of sales decreased approximately 0.8%, to 29.0% in 2003 from 29.8% in 2002. The largest contributor to this decrease was a 0.7% increase in store occupancy costs as a percentage of sales primarily as a result of the stores’ rent, common area maintenance, property taxes, and insurance expenses representing a higher percentage of sales. This was primarily due to new stores’ rent costs representing a higher percentage of sales than older stores and the increased lease costs related to the permanent refinancing of certain stores previously financed through the Original Lease Facility. In addition, the gross margin percentage decreased approximately 0.2% due to increased bestseller discounts. Offsetting these items was a decrease in distribution costs of 0.1%. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2003 as compared to 2002.
Gross margin dollars increased $26.3 million, or 3.8%, to $716.4 million in 2003 from $690.1 in 2002, primarily due to new store openings, partially offset by the decrease in gross margin percentage noted above.
Selling, General and Administrative Expenses
SG&A as a percentage of sales improved 0.4%, to 21.9% in 2003 from 22.3% in 2002, primarily as a result of a decrease of 0.4% of administrative costs as a percentage of sales. The decrease in administrative costs was due to increased income from the Company’s gift certificate program resulting from favorable redemption trends. Store payroll, store operating expenses, corporate administrative payroll and advertising costs remained flat as a percentage of sales.
SG&A dollars increased $25.9 million, or 5.0%, to $542.0 million in 2003 from $516.1 in 2002, primarily due to new store openings and the increased store payroll and operating expenses required.
Asset Impairments and Other Writedowns
In 2003, the Company recorded a $6.6 million writedown related to the impairment of assets at certain underperforming Borders stores. Borders also incurred a $3.0 million writedown related to the impairment of certain capitalized technology initiatives.
In 2002, the Company recorded a $3.3 million writedown related to the impairment of assets at certain underperforming Borders stores.
Depreciation
Depreciation expense increased $3.2 million, or 4.2%, to $79.5 million in 2003 from $76.3 million in 2002. This was primarily the result of increased depreciation expense recognized on new stores’ capital expenditures.

Interest Income
Interest income increased $4.4 million to $1.9 million in 2003 from an expense of $2.5 million in 2002. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.
Cumulative Effect of Accounting Change
In 2003, Borders recorded a $2.1 million charge, comprised of non-cash depreciation costs, resulting from the implementation of FIN 46.
Net Income
Due to the factors mentioned above, net income as a percentage of sales decreased to 3.9% in 2003 from 4.3% in 2002, and net income dollars decreased $2.9 million, or 2.9%, to $97.3 million in 2003 from $100.2 million in 2002.
Waldenbooks

	2004	2003	2002

(dollar amounts in millions)
Sales	$779.9	$820.9	$852.2
Other revenue	$15.3	$24.1	$25.0
Net income	$41.5	$48.8	$41.1
Net income as % of sales	5.3%	5.9%	4.8%
Depreciation expense	$16.7	$18.5	$20.6
Interest income	$42.2	$38.8	$33.5
Store openings	15	12	7
Store closings	43	74	55
Store count	705	733	795
Waldenbooks — Comparison of 2004 to 2003
Sales
Waldenbooks’ sales decreased $41.0 million, or 5.0%, to $779.9 million in 2004 from $820.9 million in 2003. This decrease was comprised of decreased comparable store sales of $12.8 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $28.2 million.
Other Revenue
Waldenbooks’ other revenue, which consists primarily of membership income from the Preferred Reader Program, decreased $8.8 million, or 36.5%, to $15.3 million in 2003 from $24.1 million in 2003. This was due to the change in the Preferred Reader Program as previously discussed.
Gross Margin
Gross margin as a percentage of sales decreased 1.0%, to 27.4% in 2004 from 28.4% in 2003. This was primarily due to a 1.0% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program previously discussed, as well as an increase in freight costs of 0.1% as a percentage of sales. These factors were partially offset by a decrease in markdowns of 0.1%, due to higher bestseller discounts in 2003.
Gross margin dollars decreased $19.9 million, or 8.5%, to $213.6 million in 2004 from $233.5 million in 2003, primarily due to store closures and the decrease in gross margin percentage noted above.

Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.7%, to 23.9% in 2004 from 23.2% in 2003, primarily resulting from a 0.5% increase in store payroll and other operating expenses as a percentage of sales, due to sales decreasing at a faster rate than payroll and other operating expenses, and a 0.2% increase in corporate payroll and non-payroll costs as a percentage of sales.
SG&A dollars decreased $4.3 million, or 2.3%, to $186.1 million in 2004 from $190.4 million in 2003, primarily due to store closings.
Asset Impairments and Other Writedowns
In 2004, Waldenbooks incurred $0.4 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company recorded a charge of $1.0 million related to the closure costs of certain Waldenbooks stores.
In 2003, Waldenbooks incurred $0.3 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company recorded a charge of $0.6 million related to the closure costs of certain Waldenbooks stores. Waldenbooks also incurred a $1.4 million writedown related to the impairment of certain capitalized technology initiatives.
Depreciation
Depreciation expense decreased $1.8 million, or 9.7%, to $16.7 million in 2004 from $18.5 million in 2003. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.
Interest Income
Interest income increased $3.4 million, or 8.8%, to $42.2 million in 2004 from $38.8 million in 2003. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net income as a percentage of sales decreased to 5.3% in 2004 from 5.9% in 2003, while net income dollars decreased $7.3 million, or 15.0%, to $41.5 million in 2004 from $48.8 million in 2003.
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
Gross Margin
Gross margin as a percentage of sales increased 0.5%, to 28.4% in 2003 from 27.9% in 2002, primarily due to decreased product costs of 0.4% as a percentage of sales resulting from the increased sales of calendars, which offered higher gross margin percentages than other categories, and a decrease in distribution costs of 0.1% as a percentage of sales related to Borders’ increased usage of Waldenbooks’ distribution facilities (coupled with a corresponding decrease in Waldenbooks’ usage).

Gross margin dollars decreased $4.4 million, or 1.8%, to $233.5 million in 2003 from $237.9 million in 2003, primarily due to store closings.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.1%, to 23.2% in 2003 from 23.1% in 2002, primarily resulting from a 0.2% increase in store payroll expenses as a percentage of sales, due to sales decreasing at a faster rate than payroll. This was partially offset by a 0.1% decrease in store operating expenses as a percentage of sales.
SG&A dollars decreased $6.4 million, or 3.3%, to $190.4 million in 2003 from $196.8 million in 2002, primarily due to store closings.
Asset Impairments and Other Writedowns
In 2003, Waldenbooks incurred $0.3 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company recorded a charge of $0.6 million related to the closure costs of certain Waldenbooks stores. Waldenbooks also incurred a $1.4 million writedown related to the impairment of certain capitalized technology initiatives.
In 2002, the Company incurred approximately $8.2 million of asset impairment charges related to underperforming Waldenbooks stores. In addition, the Company adopted a plan in 2002 to close certain Waldenbooks stores and recorded a $0.8 million charge in 2002 for the related closing costs.
Depreciation
Depreciation expense decreased $2.1 million, or 10.2%, to $18.5 million in 2003 from $20.6 million in 2002. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.
Interest Income
Interest income increased $5.3 million, or 15.8% to $38.8 million in 2003 from $33.5 million in 2002. This was the result of Waldenbooks’ continued positive cash flow at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net income as a percentage of sales increased to 5.9% in 2003 from 4.8% in 2002, while net income dollars increased $7.7 million, or 18.7%, to $48.8 million in 2003 from $41.1 million in 2002.

International

	2004	2003	2002

(dollar amounts in millions)
Sales	$510.7	$407.5	$314.9
Net income (loss)	$5.6	$(1.3)	$(13.8)
Net income (loss) as % of sales	1.1%	(0.3)%	(4.4)%
Depreciation expense	$15.8	$13.3	$10.2
Interest expense	$19.1	$19.0	$17.2
Superstores:
Store openings	5	7	8
Store count	42	37	30
Books etc.:
Store openings	1	1	1
Store closings	2	2	—
Store count	35	36	37
Paperchase stand-alone stores:
Stores acquired	10
Store openings	3
Store count	13
International — Comparison of 2004 to 2003
Sales
International sales increased $103.2 million, or 25.3%, to $510.7 million in 2004 from $407.5 million in 2003, primarily resulting from new superstore openings, comparable store sales increases and the acquisition of Paperchase. In 2004, the Company opened five International superstores and one Books etc. store in the United Kingdom. In addition, 10.4% of the sales growth percentage was related to favorable exchange rates.
Gross Margin
Gross margin as a percentage of sales increased 2.3%, to 24.9% in 2004 from 22.6% in 2003, primarily the result of a decrease of 2.0% in merchandise costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. The weakness of the U.S. dollar also contributed to the improvement in product costs, primarily benefiting the Company’s operations in countries with a relatively high percentage of U.S.-sourced merchandise. Also contributing to the increase in the gross margin percentage was an increase as a percentage of sales of 0.1% in third party cafe income and improvements of 0.5% in product markdowns as a percentage of sales, resulting from improved vendor terms, largely in the Company’s Asia Pacific stores. Partially offsetting these factors were increased occupancy costs of 0.2% as a percentage of sales, due to new store openings and landlord-imposed rent adjustments, and increased distribution costs of 0.1% as a percentage of sales, largely due to the higher supply chain costs of Paperchase. The overall mix of book, music, movie, cafe, and gifts and stationery merchandise of the International segment changed slightly, due to the acquisition and consolidation of Paperchase.
Gross margin dollars increased $35.1 million, or 38.1%, to $127.2 million in 2004 from $92.1 million in 2003. Of this increase, $8.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, General and Administrative Expenses
SG&A as a percentage of sales increased approximately 0.8%, to 19.6% in 2004 from 18.8% in 2003. This was primarily the result of increases as a percentage of sales in advertising expenses of 0.3%, administrative payroll of 0.3%, store operating expenses of 0.1% and administrative expenses of 0.1%, all of which are due to the acquisition of Paperchase.
SG&A dollars increased $23.7 million, or 30.9%, to $100.3 million in 2004 from $76.6 million in 2003. Of this increase, $7.5 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.
Asset Impairments and Other Writedowns
In 2004, the International segment incurred $1.3 million of asset impairment charges related to underperforming Books etc. stores.
In 2003, the International segment incurred a $0.1 million writedown related to the impairment of certain capitalized technology initiatives.
Depreciation
Depreciation expense increased $2.5 million, or 18.8%, to $15.8 million in 2004 from $13.3 million in 2003. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.
Interest Expense
Interest expense increased $0.1 million, or 0.5%, to $19.1 million in 2004 from $19.0 million in 2003. This was a result of comparable average borrowing levels at fixed internal interest rates as a result of increased cash flow generation in the United Kingdom.
Net Income
Due to the factors mentioned above, net income as a percentage of sales was 1.1% in 2004 as compared to a loss of 0.3% in 2003, and net income dollars increased $6.9 million to $5.6 million in 2004 from a loss of $1.3 million in 2003.
Exchange rates positively impacted the comparison of 2004 net income to 2003 net loss by approximately $0.5 million. Foreign currency transaction gains/(losses) were $0.2 million in 2004 and $(0.4) million in 2003.
International — Comparison of 2003 to 2002
Sales
International sales increased $92.6 million, or 29.4%, to $407.5 million in 2003 from $314.9 million in 2002, primarily resulting from new superstore openings. In 2003, the Company opened seven International superstores and one Books etc. store in the United Kingdom. In addition, 7.2% of the sales growth percentage was related to favorable exchange rates.
Gross Margin
Gross margin as a percentage of sales increased 1.0%, to 22.6% in 2003 from 21.6% in 2002, primarily the result of a decrease of 0.6% in merchandise costs as a percentage of sales. The decrease in merchandise cost as a percentage of sales was primarily due to improved vendor terms in the Company’s U.K. operations. The weakness of the U.S. dollar also contributed to the improvement in product costs, primarily benefiting the Company’s operations in countries with a relatively high percentage of U.S.-sourced merchandise. Also contributing to the increase in the gross margin percentage was an increase of 0.4% in third party cafe income and a decrease of 0.2% in distribution costs as a percentage of sales, due to the improved leverage and efficiency in servicing the additional volume of new stores. Partially offsetting these factors were increased occupancy costs of 0.2% as a percentage of sales due to new store openings and landlord-imposed rent adjustments. The overall mix of book, music, movie, cafe, and gifts and stationery merchandise sold by International superstores, and the mix of books and gifts and stationery offered by Books etc. stores, did not change significantly, or affect margin rates significantly, in 2003 as compared to 2002.
Gross margin dollars increased $24.0 million, or 35.2%, to $92.1 million in 2003 from $68.1 million in 2002. Of this increase, $6.5 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.
Selling, General and Administrative Expenses
SG&A as a percentage of sales decreased approximately 2.6%, to 18.8% in 2003 from 21.4% in 2002. This improvement was primarily the result of a decrease as a percentage of sales in store payroll costs of 1.0%, resulting from a change in the U.K. store management structure to allow more flexibility in leveraging sales. In addition, store operating expenses as a percentage of sales decreased 0.6%, due to leverage achieved in security, supplies, and repair and maintenance costs. Administrative payroll and expenses as a percentage of sales decreased 0.8%, due to costs remaining flat to 2002 levels while sales increased. Additionally, advertising expenses as a percentage of sales decreased 0.2%, due to reduced spending.
SG&A dollars increased $9.4 million, or 14.0%, to $76.6 million in 2003 from $67.2 million in 2002. Of this increase, $6.5 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings and the increased store payroll and operating expenses required.
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
Depreciation
Depreciation expense increased $3.1 million, or 30.4%, to $13.3 million in 2003 from $10.2 million in 2002. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.
Interest Expense
Interest expense increased $1.8 million, or 10.5%, to $19.0 million in 2003 from $17.2 million in 2002. This was a result of higher average borrowing levels at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net loss as a percentage of sales was 0.3% in 2003 as compared to a loss of 4.4% in 2002, and net loss dollars improved $12.5 million to a loss of $1.3 million in 2003 from a loss of $13.8 million in 2002.
Exchange rates positively impacted the comparison of 2003 net loss to 2002 net loss by approximately $1.5 million. Foreign currency transaction gains/(losses) were $(0.4) million in 2003 and $0.1 million in 2002.
Corporate

	2004	2003	2002

(dollar amounts in millions)
Interest expense	$37.6	$30.4	$26.4
Net loss	$27.2	$29.6	$19.9
The Corporate segment includes unallocated interest expense, various corporate governance costs and corporate incentive costs.

Corporate — Comparison of 2004 to 2003
Net loss dollars decreased $2.4 million, or 8.1%, to $27.2 million in 2004 from $29.6 million in 2003. This was primarily due to the settlement of the California overtime litigation, a receivable writedown and higher corporate incentive payments in 2003. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments resulting primarily from the Company’s share repurchase program.
Corporate — Comparison of 2003 to 2002
Net loss dollars increased $9.7 million, or 48.7%, to $29.6 million in 2003 from $19.9 million in 2002. This was primarily due to the settlement of the California overtime litigation, increased interest expense, increased corporate incentive payments, increased legal defense costs and a receivable writedown. Interest expense represents corporate-level interest costs not charged to the Company’s operating segments.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems, and maintenance spending on stores, distribution centers and corporate information technology.
Net cash provided by operations was $224.4 million, $238.3 million, and $201.4 million in 2004, 2003, and 2002, respectively. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation and asset impairments and other writedowns, as well as an increase in accounts payable, taxes payable, other long-term liabilities and accrued payroll and other liabilities, and a decrease in deferred income taxes. Operating cash outflows for the period resulted from increases in inventories, other long-term assets, prepaid expenses and accounts receivable. The most significant cash outflow was related to the increase in inventory, which was partially offset by an increase in accounts payable. The increase in inventories primarily resulted from new store growth, which was partially offset by continued efficiencies in the existing store base.
Net cash used for investing in 2004 was $89.4 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and the acquisition of Paperchase. In addition, the Company invested $95.4 million, and sold $118.0 million, of auction rate securities. Net cash used for investing in 2003 was $231.8 million, which primarily funded capital expenditures for new stores and the refurbishment of existing stores, as well as investments of $118.0 million in auction rate securities. In fiscal 2002, net cash used for investing was $134.0 million, which primarily funded capital spending on new stores and the refurbishment of existing stores.
Capital expenditures in 2004 were $115.5 million, which reflects the opening of 24 new superstores and 15 new Waldenbooks stores, including two new airport stores and ten new outlet stores, as well as the remodeling of 33 domestic superstores and the conversion of 37 Waldenbooks stores to Borders Express. Additional 2004 capital spending reflected continued investment in new buying and merchandising systems. Capital expenditures in 2003 were $110.9 million, and reflect the opening of 48 new superstores and five new Waldenbooks stores, including four new airport stores. Capital expenditures in 2002 were $134.0 million, and reflect the opening of 49 new superstores and four new Waldenbooks stores. Additional capital spending in 2003 and 2002 reflected the development and installation of in-store Web-based technology and spending on corporate information technology streamlining.
Net cash used for investing in 2004 was partially offset by the proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale totaled $32.3 million, and a deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities.” The gain is being amortized over the 20 year term of the operating lease.
In 2003, the Company acquired substantially all assets used in or related to the operations of two stores in Louisville, Kentucky from Hawley-Cooke Booksellers, Inc. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.
Net cash used for financing was $150.8 million in 2004, resulting primarily from the Company’s repurchase of common stock of $177.3 million and the payment of cash dividends on shares of the Company’s common stock of

$25.1 million, partially offset by proceeds of $44.8 million from the exercise of employee stock options. Net cash used for financing was $15.8 million in 2003, resulting primarily from the Company’s repurchase of common stock of $44.0 million, which was partially offset by proceeds of $27.4 million from the exercise of employee stock options. Net cash provided by financing in 2002 was $8.4 million, resulting primarily from the issuance of $50.0 million senior guaranteed notes and the issuance of common stock under the Company’s employee benefit plans of $18.8 million, partially offset by the repurchase of common stock of $74.8 million.
The Company expects capital expenditures to range from $145.0 million to $155.0 million in 2005, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 80 to 100 domestic Borders superstore locations and convert approximately 75 to 100 Waldenbooks stores to Borders Express. In addition, capital expenditures will result from International store openings and continued investment in new buying and merchandising systems. The Company currently plans to open approximately 15 to 20 domestic Borders superstores and 10 to 12 International stores in 2005. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.2 million to $0.7 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.4 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.
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
In February 2005, the Board of Directors authorized an increase in the Company’s share repurchase program to $250.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). The Company currently has remaining authorization to repurchase approximately $206.9 million. During 2004, 2003, and 2002, $177.3 million, $44.0 million, and $74.8 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2005, subject to the Company’s share price and capital needs.
In November 2003, the Board of Directors declared the Company’s first-ever quarterly cash dividend of $0.08 per share on the Company’s common stock. During 2004, the Company paid a regular quarterly dividend, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. In December 2004, the Board of Directors increased the quarterly dividend by 12.5% to $0.09 per share. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.
The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 million (which may be increased to $700.0 million under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of January 23, 2005 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $131.7 million at January 23, 2005 and $126.9 million at January 25, 2004.

The Company currently has in place two interest rate swaps which effectively convert a portion of the Credit Agreement’s variable rate exposure to fixed interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“FAS 133”), the Company has designated these swap agreements as cash flow hedges. The notional amounts of these agreements total $75.2 million and the agreements expire in June 2005.
On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes have been used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. As of January 23, 2005 the Company was in compliance with all covenants contained within this agreement.
In August 2003, the Company entered into an interest rate swap agreement which effectively converted the fixed interest rate on the Company’s Notes to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company designated this swap agreement as a fair market value hedge. The notional amount of the swap agreement is $50.0 million, and the agreement is set to expire concurrently with the due date of the Notes.
The Company had two lease financing facilities (the “Original Lease Facility” and the “New Lease Facility”, collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. At January 25, 2004, borrowings associated with two properties were outstanding. Pursuant to the requirements of FIN 46, the Company was the primary beneficiary of the two variable interest entities (“VIEs”) that owned the two properties. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004. Amounts relating to the consolidation of these VIEs were treated as non-cash items on the consolidated statements of cash flows.
In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8 million) on behalf of the two borrowing VIEs. In conjunction with this transaction, the Lease Financing Facilities were terminated. The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at January 23, 2005.
Additionally, the Company deconsolidated these VIEs in July 2004 pursuant to the provisions of FIN 46. The deconsolidation of the two VIEs resulted in a reduction of land, property and equipment, net of accumulated depreciation, of $12.5 million, short-term borrowings of $13.8 million, and minority interest of $1.3 million. The Company also recorded an after-tax gain of $1.7 as a result of the deconsolidation of these VIEs. These amounts have been treated as non-cash items on the consolidated statements of cash flows.
Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004, and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt of $5.7 million, and minority interest of $0.4 million at January 23, 2005, and has recorded property and equipment, net of accumulated depreciation, of $5.5 million, long-term debt of $5.9 million, and minority interest of $0.4 million at January 25, 2004. These amounts have been treated as non-cash items on the consolidated statements of cash flows.
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
The following table summarizes the Company’s significant contractual obligations, excluding interest expense:

	Fiscal Year
				2010 and
	2005	2006-2007	2008-2009	Thereafter	Total
(dollars in millions)
Credit Agreement borrowings	$131.7	$—	$—	$—	$131.7
Capital lease obligations	0.1	—	—	—	0.1
Operating lease obligations	344.7	656.5	602.4	2,229.5	3,833.1
Senior guaranteed notes	—	50.0	—	—	50.0
Debt of consolidated VIEs	0.1	0.4	0.4	4.8	5.7
Other borrowings	9.3	—	—	—	9.3

Total	$485.9	$706.9	$602.8	$2,234.3	$4,029.9

Seasonality
The Company’s business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the holiday selling season.

	Fiscal 2004 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$830.3	$847.1	$833.3	$1,368.3
Operating income (loss)	5.6	15.0	0.4	195.7
% of full year:
Sales	21.4%	21.8%	21.5%	35.3%
Operating income (loss)	2.6	6.9	0.2	90.3

	Fiscal 2003 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.4	$826.9	$807.9	$1,312.4
Operating income (loss)	(8.0)	8.2	0.9	197.0
% of full year:
Sales	20.3%	22.4%	21.8%	35.5%
Operating income (loss)	(4.0)	4.1	0.5	99.4

	Fiscal 2002 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.7	$763.6	$749.8	$1,221.0
Operating income (loss)	8.5	5.8	(1.1)	174.4
% of full year:
Sales	21.6%	21.9%	21.5%	35.0%
Operating income (loss)	4.5	3.1	(0.6)	93.0

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
Asset Impairments
The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over each store’s remaining lease term, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.
Goodwill Impairment
Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments Borders, Waldenbooks and Corporate, and the country components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. As of January 23, 2005, no impairment of goodwill existed.
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
The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $91.4 million and $86.9 million as of January 23, 2005 and January 25, 2004, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

Leases
All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification.
Gift Certificates
The Company sells gift certificates to its customers and records a liability for the face value of all certificates issued within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption trends. To the extent that future redemption patterns differ from those historically experienced, significant variations in the recorded reserves may result.
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
Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company has recorded $0.8 million and $0.9 million of vendor consideration as a reduction to its inventory balance at January 23, 2005 and January 25, 2004, respectively.
The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.
Income Taxes
The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due.
The Company also records a valuation allowance against deferred tax assets arising from certain net operating losses when it is more likely than not that some portion of all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audit controversies or changes in the deferred tax valuation allowance.
New Accounting Guidance
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, and amends FAS No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company expects to adopt FAS 123(R) in the third quarter of 2005 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of January 23, 2005, there were 2.0 million stock option awards granted to employees that remain unvested.
The Company currently recognizes no compensation cost for employee stock options. Based on the adoption of FAS 123(R) in the third quarter of 2005, the Company estimates the impact to not exceed an after-tax charge of approximately $1.7 million. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11.3 million, $5.9 million and $5.1 million in 2004, 2003 and 2002, respectively.
In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“FAS 151”). The amendments made by FAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
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
LIBOR is the rate upon which the Company’s variable rate debt and its payments under the Lease Financing Facilities are principally based. If LIBOR were to increase 1% for the full year of 2004 as compared to 2003, the Company’s after-tax earnings, after considering the effects of its existing interest rate swap agreements, would decrease approximately $0.9 million based on the Company’s expected average outstanding debt as of January 23, 2005.

Foreign Currency Exchange Risk
The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At January 23, 2005, the Company had no foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Jan. 23,	Jan. 25,	Jan. 26,
	2005	2004	2003

		(restated)	(restated)
Sales	$3,879.5	$3,698.6	$3,486.1
Other revenue	23.5	32.4	28.6

Total revenue	$3,903.0	$3,731.0	$3,514.7
Cost of merchandise sold (includes occupancy)	2,803.6	2,689.0	2,518.6

Gross margin	1,099.4	1,042.0	996.1
Selling, general and administrative expenses	870.7	821.4	786.3
Legal settlement expense	—	3.5	—
Pre-opening expense	4.8	7.0	6.9
Asset impairments and other writedowns	7.2	12.0	15.3

Operating income	216.7	198.1	187.6
Interest expense	9.1	8.7	12.6

Income before income tax	207.6	189.4	175.0
Income tax provision	75.7	72.1	67.4

Income before cumulative effect of accounting change	131.9	117.3	107.6
Cumulative effect of accounting change (net of tax)	—	2.1	—

Net income	$131.9	$115.2	$107.6

Earnings (loss) per common share data (Note 3)
Diluted:
Income before cumulative effect of accounting change	$1.69	$1.48	$1.31
Cumulative effect of accounting change (net of tax)	—	(0.02)	—

Net income	$1.69	$1.46	$1.31

Weighted-average common shares outstanding	77.9	79.1	82.0
Basic:
Income before cumulative effect of accounting change	$1.72	$1.51	$1.34
Cumulative effect of accounting change (net of tax)	—	(0.03)	—

Net income	$1.72	$1.48	$1.34

Weighted-average common shares outstanding	76.6	77.9	80.3
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 23,	Jan. 25,
	2005	2004

		(restated)
Assets
Current assets:
Cash and cash equivalents	$244.8	$260.8
Investments	95.4	118.0
Merchandise inventories	1,306.9	1,235.6
Accounts receivable and other current assets	118.3	98.3

Total current assets	1,765.4	1,712.7
Property and equipment, net	635.6	671.8
Other assets	84.8	70.2
Deferred income taxes	14.4	25.6
Goodwill	128.6	104.3

Total assets	$2,628.8	$2,584.6

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$141.2	$141.2
Trade accounts payable	615.1	595.9
Accrued payroll and other liabilities	306.4	281.8
Taxes, including income taxes	118.3	125.7
Deferred income taxes	15.0	12.1

Total current liabilities	1,196.0	1,156.7
Long-term debt	55.8	57.2
Other long-term liabilities	286.7	268.4
Commitments and contingencies (Note 12)	—	—

Total liabilities	1,538.5	1,482.3
Minority interest	1.4	1.7

Total liabilities and minority interest	1,539.9	1,484.0

Stockholders’ equity:
Common stock, 200,000,000 shares authorized; 73,875,627 and 78,273,341 shares issued and outstanding at January 23, 2005 and January 25, 2004, respectively	525.1	646.3
Deferred compensation	(0.5)	(0.6)
Accumulated other comprehensive income	25.3	22.7
Retained earnings	539.0	432.2

Total stockholders’ equity	1,088.9	1,100.6

Total liabilities, minority interest and stockholders’ equity	$2,628.8	$2,584.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 23,	Jan. 25,	Jan. 26,
	2005	2004	2003

		(restated)	(restated)
Cash provided by (used for):
Operations
Net income	$131.9	$115.2	$107.6
Adjustments to reconcile net income to operating cash flows:
Depreciation	112.9	111.3	107.1
Gain on deconsolidation of variable interest entities	(2.9)	—	—
Decrease in deferred income taxes	12.6	0.8	13.4
(Increase) decrease in other long-term assets	(6.7)	(14.0)	7.7
Increase in other long-term liabilities	13.3	17.8	15.1
Asset impairments and other writedowns	6.2	11.3	13.8
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	(63.8)	(37.9)	6.2
Increase in accounts receivable	(5.7)	(3.1)	(9.3)
Increase in prepaid expenses	(9.9)	(3.3)	(4.6)
Increase (decrease) in accounts payable	13.8	25.2	(77.3)
Increase in taxes payable	3.4	20.2	28.9
Increase (decrease) in accrued payroll and other liabilities	19.3	(5.2)	(7.2)

Net cash provided by operations	224.4	238.3	201.4

Investing
Capital expenditures	(115.5)	(110.9)	(134.0)
Loss on disposal of assets	2.4	—	—
Proceeds from sale of investments	118.0	—	—
Purchase of investments	(95.4)	(118.0)	—
Proceeds from sale-leaseback of assets	32.3	—	—
Acquisition	(31.2)	(2.9)	—

Net cash used for investing	(89.4)	(231.8)	(134.0)

Financing
Net funding from long-term debt	—	—	50.0
Net repayment of long-term capital lease obligations	(0.4)	(0.3)	(1.0)
Net funding from credit facility	7.2	1.1	15.4
Cash dividends paid	(25.1)	—	—
Issuance of common stock	44.8	27.4	18.8
Repurchase of common stock	(177.3)	(44.0)	(74.8)

Net cash provided by (used for) financing	(150.8)	(15.8)	8.4

Effect of exchange rates on cash and equivalents	(0.2)	1.0	3.1

Net increase (decrease) in cash and equivalents	(16.0)	(8.3)	78.9
Cash and equivalents at beginning of year	260.8	269.1	190.2

Cash and equivalents at end of year	$244.8	$260.8	$269.1

Supplemental cash flow disclosures:
Interest paid	$8.5	$9.2	$11.0
Income taxes paid	$64.6	$56.3	$26.9
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income (Loss)	Earnings	Total

Balance at January 27, 2002 (restated)	81,202,967	$707.9	$(0.2)	$(15.1)	$215.6	$908.2

Net income	—	—	—	—	107.6	107.6
Foreign currency translation adjustments	—	—	—	16.9	—	16.9
Change in fair value of derivatives, net of tax provision of $1.4	—	—	—	2.2	—	2.2

Comprehensive income						126.7
Issuance of common stock	1,515,955	18.8	—	—	—	18.8
Repurchase and retirement of common stock	(3,987,000)	(74.8)	—	—	—	(74.8)
Tax benefit of equity compensation	—	5.1	—	—	—	5.1

Balance at January 26, 2003 (restated)	78,731,922	$657.0	$(0.2)	$4.0	$323.2	$984.0

Net income	—	—	—	—	115.2	115.2
Foreign currency translation adjustments	—	—	—	18.0	—	18.0
Change in fair value of derivatives, net of tax provision of $0.4	—	—	—	0.7	—	0.7

Comprehensive income						133.9
Cash dividends declared ($0.08 per common share)	—	—	—	—	(6.2)	(6.2)
Issuance of common stock	2,094,005	27.4	—	—	—	27.4
Repurchase and retirement of common stock	(2,552,586)	(44.0)	—	—	—	(44.0)
Tax benefit of equity compensation	—	5.9	—	—	—	5.9
Change in deferred compensation	—	—	(0.4)	—	—	(0.4)

Balance at January 25, 2004 (restated)	78,273,341	$646.3	$(0.6)	$22.7	$432.2	$1,100.6

Net income	—	—	—	—	131.9	131.9
Foreign currency translation adjustments	—	—	—	2.3	—	2.3
Change in fair value of derivatives, net of tax provision of $0.2	—	—	—	0.3	—	0.3

Comprehensive income						134.5
Cash dividends declared ($0.08 and $0.09 per common share)	—	—	—	—	(25.1)	(25.1)
Issuance of common stock	3,222,058	44.8	—	—	—	44.8
Repurchase and retirement of common stock	(7,619,772)	(177.3)	—	—	—	(177.3)
Tax benefit of equity compensation	—	11.3	—	—	—	11.3
Change in deferred compensation	—	—	0.1	—	—	0.1

Balance at January 23, 2005	73,875,627	$525.1	$(0.5)	$25.3	$539.0	$1,088.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 23, 2005, the Company operated 504 superstores under the Borders name, including 462 in the United States, 26 in the United Kingdom, 11 in Australia, three in Puerto Rico, and one each in Singapore and New Zealand. The Company also operated 705 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 35 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 72 locations, including 28 located inside Borders International superstores.
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
Fiscal Year: The Company’s fiscal years have ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. Fiscal 2002 consisted of 52 weeks and ended January 26, 2003. References herein to years are to the Company’s fiscal years.
On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s first three quarters of fiscal 2005 will end on April 23, 2005, July 23, 2005 and October 22, 2005, respectively.
Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. Foreign currency transaction gains/ (losses) were $(0.2), $(0.4), and $0.1 in 2004, 2003, and 2002, respectively.
Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.
Investments: Investments include primarily short-term investments in auction rate securities.
The Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and cash equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented. Subsequent to each year-end, the Company liquidated its auction rate securities within approximately 100 days of the fiscal year end date.
Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $91.4 and $86.9 as of January 23, 2005, and January 25, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
Property and Equipment: Property and equipment are recorded at cost, including capitalized interest, and depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and on accelerated methods for income tax purposes. Most store properties are leased and improvements are amortized over the shorter of their estimated useful lives or the initial term of the related lease, generally over three to 20 years. Other annual rates used in computing depreciation for financial statement purposes approximate 3% for buildings and 10% to 33% for other fixtures and equipment. Amortization of assets under capital leases is included in depreciation expense.
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
Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments Borders, Waldenbooks and Corporate, and the country components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer.
Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification, and defines initial lease term to include the construction build-out period, but to exclude lease extension period(s). The Company conducts operations primarily under operating leases. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $144.9 and $134.3 as of January 23, 2005 and January 25, 2004, respectively.
Landlord Allowances: The Company classifies landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $116.3 and $113.1 as of January 23, 2005 and January 25, 2004, respectively, in accordance with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), and as an operating activity on the Company’s consolidated statements of cash flows. Also in accordance with the provisions of FTB 88-1, the Company classifies the amortization of landlord allowances as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in the Company’s consolidated statements of operations.
Financial Instruments: The recorded values of the Company’s financial instruments, which include accounts receivable, accounts payable and indebtedness, approximate their fair values.
Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, the Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other stockholders’ equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company includes fair value changes of derivatives (net of tax) and exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $0.1 and $(0.2) for derivatives and $25.2 and $22.9 for exchange rate fluctuations as of January 23, 2005 and January 25, 2004, respectively.
Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company’s segments.
The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Mirror Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Mirror Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Mirror Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Mirror Sites, and includes this income as a component of “Other revenue” in the Company’s consolidated statements of operations. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Mirror Sites. Currently, taxes are not collected with respect to products sold on the Mirror Sites except in certain states.
In addition, Borders has an agreement with Amazon to allow customers ordering certain book, music and movie products through certain of Amazon’s Web sites to purchase and pick up the merchandise at Borders stores in the United States (“Express In-Store Pick Up”). Under this agreement, the Company is the merchant of record for all sales made through this service, and determines all prices and other terms and conditions applicable to such sales. The Company fulfills all products sold through Express In-Store Pick Up. In addition, the Company assumes all risk, cost and responsibility related to the sale and fulfillment of all products sold. The Company recognizes revenue upon customers’ pick up of the merchandise at the store, and classifies this revenue as a component of “Sales” in the Company’s consolidated statements of operations. The Company also pays referral fees to Amazon pursuant to this agreement.
Pre-Opening Costs: The Company expenses pre-opening costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”
Closing Costs: Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which the Company adopted effective January 1, 2003, the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure subsequent to December 31, 2002.
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
Gift Certificates: The Company sells gift certificates to its customers and records a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption trends. The Company has included the liability for gift certificates as a component of “Accrued payroll and other liabilities” on its consolidated balance sheets, totaling $140.5 and $129.3 as of January 23, 2005 and January 25, 2004, respectively.
Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $44.7, $35.9 and $36.1 of gross advertising expenses in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.
Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company recorded $0.8 and $0.9 of vendor consideration as a reduction to its inventory balance at January 23, 2005 and January 25, 2004, respectively.
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
Income Taxes: Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.
Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	2004	2003	2002

		(restated)	(restated)
Net income, as reported	$131.9	$115.2	$107.6
Add: Stock-based employee expense included in reported net income, net of related tax effects	0.7	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	4.1	7.4	11.5

Pro forma net income	$128.5	$107.9	$96.2

Earnings per share:
Diluted — as reported	$1.69	$1.46	$1.31
Diluted — pro forma	$1.65	$1.36	$1.17
Basic — as reported	$1.72	$1.48	$1.34
Basic — pro forma	$1.68	$1.39	$1.20
See “Note 16 — Stock-Based Benefit Plans” for further discussion of the Company’s equity-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
New Accounting Guidance: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, and amends FAS No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company expects to adopt FAS 123(R) in the third quarter of 2005 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of January 23, 2005, there were 2.0 million stock option awards granted to employees that remain unvested.
The Company currently recognizes no compensation cost for employee stock options. Based on the adoption of FAS 123(R) in the third quarter of 2005, the Company estimates the impact to not exceed an after-tax charge of approximately $1.7. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11.3, $5.9 and $5.1 in 2004, 2003 and 2002, respectively.
In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“FAS 151”). The amendments made by FAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 —	RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS
In light of announcements made by a number of public companies regarding lease accounting and a recently issued SEC clarification on the subject, the Company has reevaluated its lease accounting practices. As a result, the Company has corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”).
Since fiscal 2000, the Company has depreciated leasehold improvements relating to leased properties over the shorter of the assets’ estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company’s utilization of initial lease terms in its calculation of straight-line rent expense, including periods prior to fiscal 2000. For Borders stores opened in fiscal 1999 and earlier, however, the Company depreciated leasehold improvements over a 20-year period while the straight-line rent expense in those same years was computed over the initial lease terms, which in some cases were less than 20 years. Therefore, to ensure compliance with GAAP, the Company has corrected its calculation of its depreciation of leasehold improvements to utilize the shorter of their estimated useful lives or the initial terms of the related leases.
In addition, the Company changed its classification of landlord allowances on the consolidated balance sheets and statements of cash flows. Historically, landlord allowances were classified on the Company’s consolidated balance sheets as reductions of property and equipment, and were classified as a reduction in capital expenditures, an investing activity, on the Company’s consolidated statements of cash flows. In order to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), however, the Company has classified landlord allowances primarily as deferred rent liabilities, in “Other long-term liabilities” on the Company’s consolidated balance sheets, and as an operating activity on the Company’s consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
Also, the Company had recognized the straight-line rent expense for leases beginning on the commencement date of the lease, which had the effect of excluding the construction build-out period of its stores from the calculation of the period over which it expenses rent. The accounting for straight-line rent expense has been corrected to include the construction build-out period.
The following is a summary of the impact of the Restatement on the Company’s consolidated statements of operations for the years ended January 25, 2004 and January 26, 2003, the consolidated balance sheet at January 25, 2004 and the consolidated statements of cash flows for the years ended January 25, 2004 and January 26, 2003 (in millions, except per share data):

	Jan. 25, 2004
	As Previously
	Reported	Adjustments	As Restated

Consolidated Statement of Operations
Cost of merchandise sold (includes occupancy)	$2,683.4	$5.6	$2,689.0
Gross margin	1,047.6	(5.6)	1,042.0
Selling, general and administrative expenses	820.0	1.4	821.4
Asset impairments and other writedowns	11.5	0.5	12.0
Operating income	205.6	(7.5)	198.1
Income before income tax	196.9	(7.5)	189.4
Income tax provision	74.8	(2.7)	72.1
Income before cumulative effect of accounting change	122.1	(4.8)	117.3
Net income	$120.0	$(4.8)	$115.2
Earnings (loss) per common share data:
Diluted:
Income before cumulative effect of accounting change	$1.54	$(0.06)	$1.48
Net income	$1.52	$(0.06)	$1.46
Basic:
Income before cumulative effect of accounting change	$1.57	$(0.06)	$1.51
Net income	$1.54	$(0.06)	$1.48
Consolidated Balance Sheet
Property and equipment, net	$577.7	$94.1	$671.8
Deferred income taxes	1.3	24.3	25.6
Total assets	2,466.2	118.4	2,584.6
Taxes, including income taxes	133.1	(7.4)	125.7
Total current liabilities	1,164.1	(7.4)	1,156.7
Other long-term liabilities	90.2	178.2	268.4
Total liabilities	1,311.5	170.8	1,482.3
Total liabilities and minority interest	1,313.2	170.8	1,484.0
Accumulated other comprehensive income	24.1	(1.4)	22.7
Retained earnings	483.2	(51.0)	432.2
Total stockholders’ equity	1,153.0	(52.4)	1,100.6
Total liabilities, minority interest and stockholders’ equity	$2,466.2	$118.4	$2,584.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	Jan. 25, 2004
	As Previously
	Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net cash provided by operations	$228.1	$10.2	$238.3
Net cash used for investing(1)	(103.4)	(128.4)	(231.8)
Effect of exchange rates on cash and equivalents	0.8	0.2	1.0

	Jan. 26, 2003
	As Previously
	Reported	Adjustments	As Restated

Consolidated Statement of Operations
Cost of merchandise sold (includes occupancy)	$2,513.1	$5.5	$2,518.6
Gross margin	1,001.6	(5.5)	996.1
Selling, general and administrative expenses	785.9	0.4	786.3
Asset impairments and other writedowns	14.9	0.4	15.3
Operating income	193.9	(6.3)	187.6
Income before income tax	181.3	(6.3)	175.0
Income tax provision	69.6	(2.2)	67.4
Net income	$111.7	$(4.1)	$107.6
Earnings (loss) per common share data:
Diluted:
Income before cumulative effect of accounting change	$1.36	$(0.05)	$1.31
Net income	$1.36	$(0.05)	$1.31
Basic:
Income before cumulative effect of accounting change	$1.39	$(0.05)	$1.34
Net income	$1.39	$(0.05)	$1.34
Consolidated Statement of Cash Flows
Net cash provided by operations	$189.2	$12.2	$201.4
Net cash used for investing	(121.5)	(12.5)	(134.0)
Effect of exchange rates on cash and equivalents	2.8	0.3	3.1

(1)	The change in net cash used for investing includes a reclassification of $118.0 of auction rate securities, unrelated to the Restatement and further discussed in “Note 1 — Summary of Significant Accounting Policies.”
NOTE 3 — WEIGHTED-AVERAGE SHARES OUTSTANDING
Weighted-average shares outstanding are calculated as follows (thousands):

	2004	2003	2002

Weighted-average common shares outstanding — basic	76,553	77,905	80,280
Dilutive effect of employee stock options	1,387	1,206	1,753

Weighted-average common shares outstanding — diluted	77,940	79,111	82,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
Unexercised employee stock options to purchase 3.1 million, 4.2 million, and 7.5 million, common shares as of January 23, 2005, January 25, 2004, and January 26, 2003, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

NOTE 4 —	ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
Asset Impairments: In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In the fourth quarter of 2004, the Company recorded a charge of $6.2 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $4.5 related to underperforming domestic Borders superstores, $0.4 related to underperforming Waldenbooks stores and $1.3 related to underperforming Books etc. stores.
In the fourth quarter of 2003, the Company recorded a charge of $6.9 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $6.6 related to underperforming domestic Borders superstores and $0.3 related to underperforming Waldenbooks stores. Also in the fourth quarter of 2003, the Company incurred a $4.5 charge related to the impairment of certain capitalized technology initiatives, with $3.0, $1.4, and $0.1 allocated to the Borders, Waldenbooks and International segments, respectively.
In the fourth quarter of 2002, the Company recorded a charge of $14.4 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $3.3 related to underperforming domestic Borders superstores, $8.2 related to underperforming Waldenbooks stores and $2.9 related to underperforming Books etc. stores.
The charges taken for these impairments are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.
Store Closings: In accordance with the provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure. These expenses typically pertain to inventory markdowns, asset impairments, and store payroll and other costs. When the Company closes any of its stores, the inventory of the closed stores is either returned to vendors or marked down and sold. Stores’ leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.
Waldenbooks stores average between five to seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other Waldenbooks or Borders store locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the closing plans is not significant.
During 2004, the Company recorded a $2.2 charge for the closing costs relating to the closure of 43 underperforming Waldenbooks stores (net of a $0.2 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.1 of asset impairments and $0.9 of store payroll and other costs. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $2.2 charge is a $1.2 charge for inventory markdowns of the stores to be closed, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
During 2003, the Company recorded a $1.4 charge for the closing costs relating to the closure of 74 underperforming Waldenbooks stores (net of a $0.9 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.1 of asset impairments and $0.5 of store payroll and other costs. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $1.4 charge is a $0.8 charge for inventory markdowns of the stores to be closed, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
During the fourth quarter of 2002, the Company adopted a plan to close 65 underperforming Waldenbooks stores. As a result of this plan, the Company recorded a $2.2 charge for the closing costs of the stores (net of a $0.6 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.5 of asset impairments, and $0.3 of store payroll and other costs which were incurred subsequent to the stores’ scheduled closure in 2002. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $2.2 charge is a $1.4 charge for inventory markdowns of the stores to be closed, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
Pursuant to Waldenbooks’ store closing plans, 43 stores were closed during 2004, 74 stores were closed during 2003 and 55 stores were closed during 2002.
The following table summarizes Waldenbooks’ store closing reserve:

Reserve balance at January 27, 2002	$3.4

2002 Charge	2.8
2002 Reserve adjustment	(0.6)
2002 Cash payments	(3.0)

Reserve balance at January 26, 2003	$2.6

2003 Charge	2.3
2003 Reserve adjustment	(0.9)
2003 Cash payments	(2.9)

Reserve balance at January 25, 2004	$1.1

2004 Charge	2.4
2004 Reserve adjustment	(0.2)
2004 Cash payments	(2.7)

Reserve balance at January 23, 2005	$0.6

The following table summarizes the sales and operating loss for the stores closed in each of the following fiscal years:

	2004	2003	2002

Sales	$19.2	$30.3	$22.8
Operating loss	(0.6)	(0.9)	(0.1)
During the fourth quarter of 2004, the Company recorded a $1.1 charge for the estimated future lease obligations of a Books etc. store closed in 2004, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
During the fourth quarter of 2003, the Company recorded a $0.1 charge for the estimated future lease obligations of a Books etc. store closed in 2003, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
During the fourth quarter of 2002, the Company adopted a plan to close one underperforming Books etc. store. As a result of this plan, the Company recorded a $0.1 charge for the closing costs of the store, categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. The Company also recorded a $0.4 charge for the estimated future lease obligations of the store, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 5 —	EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001
As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2004, 2003 or 2002 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and recognized a total recovery of $19.9. The Company does not expect to recover additional insurance amounts related to this incident.
During 2004, the Company recognized as income its final insurance reimbursement of $1.2 related to the September 11, 2001 loss. Of this, $0.9 was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.
During 2003, the Company recognized a $2.8 gain from insurance proceeds related to the terrorist attacks. Of this, $0.7 represented business interruption proceeds for 2003. In addition, $1.8 primarily represented the excess of lost assets’ replacement value over their net book value. The remaining $0.3 was related to pre-opening expenses incurred in the opening of replacement stores in New York City.
During 2002, the Company recognized a $2.9 gain from insurance proceeds related to the terrorist attacks. Of this, $1.2 represented business interruption proceeds for 2002. The remaining $1.7 primarily represented the excess of lost assets’ replacement value over their net book value.

NOTE 6 —	LEGAL SETTLEMENT
In January 2004, a settlement was reached pursuant to which the Company agreed to pay $3.5, categorized as “Legal settlement expense” in the consolidated statements of operations during 2003, to resolve all claims asserted in the California overtime litigation. This action was brought by two former employees, individually and on behalf of a class consisting of all current and former employees who worked as assistant managers in Borders stores in the state of California. The court approved the settlement in December 2004.

NOTE 7 —	SALE-LEASEBACK TRANSACTION
In March 2004, the Company entered into an agreement with GE Pension Limited to sell and subsequently leaseback a Company-owned property owned by its Books etc. subsidiary. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s consolidated balance sheets.
The transaction was recorded in the International segment. The sale proceeds were $32.3 and the net book value of the property upon the completion date of the sale was $28.4, and direct costs associated with the transaction were $0.4. A deferred gain of $3.5 was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20-year term of the operating lease.
NOTE 8 — ACQUISITION OF PAPERCHASE PRODUCTS, LTD.
In July 2004, the Company invested cash of $24.1, including debt repayment of $4.1, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (“Paperchase”), a leading stationery retailer in the United Kingdom, to 97%, which was allocated primarily to fixed assets, inventory and $22.4 of goodwill. The Company also recorded minority interest of $1.0. The acquisition has been accounted for as a purchase in the Company’s International segment. The acquisition was not material to the consolidated statements of operations, the consolidated balance sheets, or the consolidated statements of cash flows of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 9 —	SEATTLE’S BEST COFFEE LICENSING AGREEMENT
In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (“Seattle’s Best”), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores will be converted to Seattle’s Best cafes beginning in early 2005, and continue over the next few years. These cafes will continue to be managed and staffed by Company employees, who will be trained on Seattle’s Best brand standards and procedures. Seattle’s Best will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company.

NOTE 10 —	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	2004	2003

		(restated)
Property and equipment
Land	$0.2	$11.8
Buildings	6.7	26.9
Leasehold improvements	600.6	580.4
Furniture and fixtures	914.7	848.5
Construction in progress	25.6	24.4

	1,547.8	1,492.0
Less — accumulated depreciation and amortization	(912.2)	(820.2)

Property and equipment, net	$635.6	$671.8

NOTE 11 —	INCOME TAXES
The income tax provision from operations consists of the following:

	2004	2003	2002

		(restated)	(restated)
Current
Federal	$52.6	$61.6	$45.2
State and local	10.7	9.1	8.0
Foreign	1.1	0.4	—
Deferred
Federal	8.0	(2.1)	15.4
State and local	0.7	—	(0.1)
Foreign	2.6	3.1	(1.1)

Total income tax provision	$75.7	$72.1	$67.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2004	2003	2002

		(restated)	(restated)
Federal statutory rate	$72.7	$66.3	$61.2
State and local taxes, net of federal tax benefit	7.4	5.9	5.1
Impact of foreign operations	(2.8)	(1.3)	—
Other	(1.6)	1.2	1.1

Total income tax provision	$75.7	$72.1	$67.4

Deferred tax assets and liabilities resulted from the following:

	2004	2003

		(restated)
Deferred tax assets
Accruals and other current liabilities	$2.7	$4.3
Deferred revenue	0.6	4.6
Other long-term liabilities	3.1	1.4
Deferred compensation	2.2	2.3
Deferred rent	73.4	73.2
Foreign deferred tax assets	22.6	17.4
Asset impairments and other writedowns	10.2	13.9
Valuation allowance	(8.5)	(7.3)

Total deferred tax assets	106.3	109.8

Deferred tax liabilities
Inventory	17.6	18.3
Property and equipment	74.6	72.6
Net state deferred tax liability	0.4	(1.0)
Foreign deferred tax liabilities	14.3	6.4

Total deferred tax liabilities	106.9	96.3

Net deferred tax assets (liabilities)	$(0.6)	$13.5

The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $28.0 as of January 23, 2005, $34.6 as of January 25, 2004, and $45.2 as of January 26, 2003. These losses have an indefinite carryforward period. The Company has established a valuation allowance to reflect the uncertainty of realizing the benefits of these net operating losses in foreign jurisdictions.
Consolidated domestic income (loss) before taxes was $200.6 in 2004, $189.7 in 2003, and $190.6 in 2002. The corresponding amounts for foreign operations were $7.0 in 2004, $(0.3) in 2003 and $(15.6) in 2002.
Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside the United States. Cumulative foreign earnings considered permanently reinvested totaled $7.9 as of January 23, 2005 and $3.7 as of January 25, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 12 —	COMMITMENTS AND CONTINGENCIES
Litigation: On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court has issued an order granting the motion as to certain of plaintiff’s claims, denying it as to others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date. Although an adverse resolution of this matter could have a material adverse effect on the result of the operations of the Company for the applicable period or periods, the Company does not believe that this matter will have a material effect on its liquidity or financial position.
Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company currently is disputing a claim by the state of California relating to sales taxes that the state claims should have been collected on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site agreement with Amazon. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the states of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the states of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired. Various motions to dismiss the Nevada and Illinois actions have been made by the Company and other retailers and by the respective attorney generals of those states. Certain of these motions have been denied and others remain pending.
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

NOTE 13 —	DEBT
Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $131.7 million at January 23, 2005 and $126.9 at January 25, 2004. The weighted average interest rate in 2004 and 2003 was approximately 5.9% and 5.4%, respectively.
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
Debt of Consolidated VIEs: The Company includes the debt of two variable interest entities (“VIEs”), consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in its consolidated balance sheets. Scheduled principal payments of this debt as of January 23, 2005 total $0.1 in 2005, $0.2 in 2006, $0.2 in 2007, $0.2 in 2008, $0.2 in 2009, $4.8 in all later years, and in the aggregate, total $5.7. See “Note 14 — Leases” for further discussion of the Company’s consolidation of these VIEs.
As of January 23, 2005 the Company was in compliance with its debt covenants.

NOTE 14 —	LEASES
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
Lease Commitments: Future minimum lease payments under operating leases at January 23, 2005 total $344.7 in 2005, $331.9 in 2006, $324.6 in 2007, $308.9 in 2008, $293.5 in 2009, $2,229.5 in all later years, and in the aggregate, total $3,833.1.
Rental Expenses: A summary of operating lease minimum and percentage rental expense follows:

	2004	2003	2002

Minimum rentals	$370.2	$352.6	$322.1
Percentage rentals	8.0	2.0	1.6

Total	$378.2	$354.6	$323.7

Capitalized Leases: The Company accounts for certain items under capital leases. Scheduled principal payments of capitalized leases as of January 23, 2005 total $0.1, due in 2005.
Lease Financing Facilities: The Company had two lease financing facilities (the “Original Lease Facility” and the “New Lease Facility”, collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing VIEs. The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
non-current portion as a component of “Other assets” on the consolidated balance sheets at January 23, 2005. In conjunction with this transaction, the Lease Financing Facilities were terminated.
Consolidated VIEs:
The Company adopted FIN 46 as of January 25, 2004, which resulted in the consolidation of four VIEs and an after-tax charge of $2.1, comprised of non-cash depreciation costs in 2003. This charge is included as a “Cumulative effect of accounting change (net of tax)” in the Company’s consolidated statements of operations in 2003. Of the four VIEs initially consolidated, only two such entities remain consolidated at January 23, 2005, as discussed below.
As a result of the repayment and termination of the Lease Financing Facilities in July 2004, the Company deconsolidated the two VIEs which had participated in the Lease Financing Facilities as of July 2004, pursuant to the provisions of FIN 46. The deconsolidation of the two VIEs resulted in a reduction of land, property and equipment, net of accumulated depreciation, of $12.5, short-term borrowings of $13.8, and minority interest of $1.3. The Company also recorded an after-tax gain of $1.7 as a result of the deconsolidation of these VIEs. These amounts have been treated as non-cash items on the consolidated statements of cash flows.
Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3, long-term debt of $5.7, and minority interest of $0.4 at January 23, 2005.
Mortgage Notes: During 1994, the Company entered into agreements in which leases with respect to four Borders locations served as collateral for certain mortgage pass-through certificates. These mortgage pass-through certificates included a provision requiring the Company to repurchase the underlying mortgage notes in certain events. In the fourth quarter of 2001, the Company was obligated to purchase the notes for $33.5, due to Kmart Corporation’s (the former guarantor of the leases) failure to maintain investment grade credit ratings. As a result, the Company has categorized this prepaid rent amount as part of “Other assets” in the consolidated balance sheets and is amortizing the balance over each property’s remaining lease term. The remaining balance at January 23, 2005 was approximately $26.8.

NOTE 15 —	EMPLOYEE BENEFIT PLANS
Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $4.7, $4.3, and $4.2 for 2004, 2003 and 2002, respectively.

NOTE 16 —	STOCK-BASED BENEFIT PLANS
2004 Long-Term Incentive Plan: The Company maintains the 2004 Long-Term Incentive Plan (the “2004 Plan”), pursuant to which the Company may grant stock-based awards to employees and non-employee directors of the Company, including restricted shares and share units of its common stock and options to purchase its common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans. At January 23, 2005, the Company has 3.0 million shares authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan).
Under the 2004 Plan, the exercise price of options granted will generally not be less than the fair value per share of the Company’s common stock at the date of grant. The plan provides for vesting periods as determined by the Compensation Committee of the Company’s Board of Directors.
Under the 2004 Plan, the Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company’s common stock, at a 20% to 40% discount from the fair value of the same number of unrestricted shares of common stock. In addition, the Company’s senior management personnel may elect to make a one-time purchase of restricted shares. Restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
shares of common stock purchased under the 2004 Plan will generally be restricted from sale or transfer for two to four years from date of purchase.
The Company recognizes compensation expense for the discount on restricted shares of common stock purchased under the 2004 Plan (or prior plan). Such discounts are recognized as expense on a straight-line basis over the period during which the shares are restricted from sale or transfer.
The Company may grant performance-based share units of its common stock (“RSUs”) to its senior management personnel. RSUs vest based on various performance goals, including net income, earnings per share and other business criteria. RSUs have vesting periods as determined by the Compensation Committee of the Company’s Board of Directors.
The Company recognizes compensation expense for the performance-based share units of common stock granted under the 2004 Plan using variable accounting, in accordance with the provisions of APB 25 “Accounting for Stock Issued to Employees”. Under variable accounting, estimates of compensation costs are recorded and updated each period until the measurement date, based on changes in the Company’s share price and the estimated vesting period of the RSUs.
Employee Stock Purchase Plan: The Company also maintains an employee stock purchase plan (the “Employee Plan”), which allows the Company’s associates not eligible under the 2004 Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value. At January 23, 2005, the Company has 0.6 million shares authorized for issuance under the Employee Plan.
The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.
A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-
	Number	Average
All Plans	of Shares	Exercise Price

Outstanding at January 27, 2002	15,415	$18.11
Granted	3,232	20.02
Exercised	1,305	12.42
Forfeited	2,273	20.52
Outstanding at January 26, 2003	15,069	18.76
Granted	1,455	21.24
Exercised	1,907	12.90
Forfeited	1,574	20.63
Outstanding at January 25, 2004	13,043	19.67
Granted	69	23.52
Exercised	3,121	13.85
Forfeited	995	21.81
Outstanding at January 23, 2005	8,996	21.48
Balance exercisable at
January 26, 2003	8,832	18.59
January 25, 2004	8,750	19.86
January 23, 2005	6,985	21.95
The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $7.30, $5.93, and $6.94 in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

	2004	2003	2002

Risk-free interest rate	2.8-4.7%	1.5-3.4%	2.2-5.3%
Expected life	3-5 years	3-5 years	3-10 years
Expected volatility	29.9-35.2%	35.2- 41.6%	46.3%
Expected dividends	1.3-1.6%	0.0-1.5%	0.0%
The following table summarizes the information regarding stock options outstanding at January 23, 2005 (number of shares in thousands):

	Outstanding			Exercisable
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$6.81-$10.22	215	0.8	$8.69	215	$8.69
$10.23-$13.63	1,010	2.2	12.91	1,010	12.91
$13.64-$17.03	1,321	3.0	14.75	1,160	14.74
$17.04-$20.44	1,460	4.1	17.55	752	17.76
$20.45-$27.25	2,302	3.7	22.69	1,160	23.25
$27.26-$30.66	2,199	2.4	29.79	2,199	29.79
$30.67-$34.06	489	2.9	31.68	489	31.68
A summary of the information relative to the Company’s granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock issued:
2004 Plan (or prior plan)
2002	28	$18.26	23.91
2003	82	13.56	17.29
2004	45	17.74	23.59
Employee plan
2002	35	15.29	17.99
2003	34	15.24	17.92
2004	28	20.64	24.29
Performance-based stock units issued:
2004 Plan
2004	288	—	23.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 17 —	FINANCIAL INSTRUMENTS
The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is currently utilizing two interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates. In accordance with the provisions of FAS 133, the Company designated these interest rate swap agreements as cash flow hedges.
The Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to cash flow hedges are included in interest expense. For the year ended January 23, 2005, unrealized after-tax net gains of $0.3 related to cash flow hedges were recorded in other comprehensive income. As of January 23, 2005, $0.1 net unrealized gains related to interest rate swaps were included in accumulated other comprehensive income, none of which is expected to be reclassified into earnings during the next 12 months. The hedge ineffectiveness for the year ending January 23, 2005 was not material.
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
As of January 23, 2005, and January 25, 2004, the Company had the following interest rate swaps in effect:

January 23, 2005
Notional Amount		Strike Rate	Period	Fair Market Value

$37.6	(a)	4.9%	10/98-6/05	$—
$37.6	(a)	4.7%	9/98-6/05	$—
$50.0		variable	8/03-7/06	$0.1

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

January 25, 2004
Notional Amount		Strike Rate	Period	Fair Market Value

$36.5	(a)	4.9%	10/98-6/05	$(0.4)
$36.5	(a)	4.7%	9/98-6/05	$(0.1)
$50.0		variable	8/03-7/06	$1.4

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 18 — SEGMENT INFORMATION
The Company is organized based upon the following operating segments: domestic Borders stores, International stores (including Borders, Books etc. and Paperchase stores), Waldenbooks Specialty Retail stores (“Waldenbooks”), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	2004	2003	2002

		(restated)	(restated)
Sales
Borders	$2,588.9	$2,470.2	$2,319.0
Waldenbooks	779.9	820.9	852.2
International	510.7	407.5	314.9

Total sales	$3,879.5	$3,698.6	$3,486.1

Interest expense (income)
Borders	$(5.4)	$(1.9)	$2.5
Waldenbooks	(42.2)	(38.8)	(33.5)
International	19.1	19.0	17.2
Corporate	37.6	30.4	26.4

Total interest expense	$9.1	$8.7	$12.6

Income tax provision (benefit)
Borders	$70.9	$61.8	$62.8
Waldenbooks	26.6	30.5	24.3
International	(0.3)	(3.6)	(6.7)
Corporate	(21.5)	(16.6)	(13.0)

Total income tax expense	$75.7	$72.1	$67.4

Depreciation expense
Borders	$80.4	$79.5	$76.3
Waldenbooks	16.7	18.5	20.6
International	15.8	13.3	10.2
Corporate	—	—	—

Total depreciation expense	$112.9	$111.3	$107.1

Net income (loss)
Borders	$112.0	$97.3	$100.2
Waldenbooks	41.5	48.8	41.1
International	5.6	(1.3)	(13.8)
Corporate	(27.2)	(29.6)	(19.9)

Total net income	$131.9	$115.2	$107.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2004	2003	2002

		(restated)	(restated)
Total assets
Borders	$1,484.7	$1,469.7	$1,418.5
Waldenbooks	328.3	321.7	335.2
International	452.8	374.6	321.5
Corporate	363.0	418.6	302.8

Total assets	$2,628.8	$2,584.6	$2,378.0

Capital expenditures
Borders	$64.5	$69.8	$72.6
Waldenbooks	12.2	6.5	6.7
International	20.6	20.7	26.5
Corporate	18.2	13.9	28.2

Total capital expenditures	$115.5	$110.9	$134.0

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2004	2003	2002

		(restated)	(restated)
Borders	$10.2	$11.6	$10.4
Walden	4.8	6.0	5.3
International	0.2	—	—

Total	$15.2	$17.6	$15.7

Long-lived assets by geographic area are as follows:

	2004	2003	2003

		(restated)	(restated)
Long-lived assets:
Domestic	$628.0	$644.4	$641.5
International	235.4	227.5	195.2

Total long-lived assets	$863.4	$871.9	$836.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 19 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2004 Quarter Ended
	April	July	October	January

	(restated)	(restated)	(restated)
Total revenue	$838.1	$853.4	$838.6	$1,372.9
Gross margin	210.3	223.3	213.1	452.7
Net income (loss)	2.3	7.9	(1.1)	122.8
Diluted earnings (loss) per common share	0.03	0.10	(0.01)	1.62
Basic earnings (loss) per common share	0.03	0.10	(0.01)	1.65

	Fiscal 2003 Quarter Ended
	April	July	October	January

	(restated)	(restated)	(restated)	(restated)
Total revenue	$758.7	$834.3	$817.1	$1,320.9
Gross margin	187.0	210.9	204.1	440.0
Income (loss) before cumulative effect of accounting change	(6.4)	3.5	(0.9)	121.1
Diluted earnings (loss) per common share	(0.08)	0.04	(0.01)	1.52
Basic earnings (loss) per common share	(0.08)	0.05	(0.01)	1.55
Net income (loss)	(6.4)	3.5	(0.9)	119.0
Diluted earnings (loss) per common share	(0.08)	0.04	(0.01)	1.49
Basic earnings (loss) per common share	(0.08)	0.05	(0.01)	1.52
Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
The following tables contain selected quarterly consolidated financial data for 2003 and the first three quarters of 2004, as previously reported in the Company’s filed Quarterly Reports on Form 10-Q:

	Fiscal 2004 Quarter Ended
	April	July	October

Total revenue	$838.1	$853.4	$838.6
Gross margin	210.8	223.6	212.4
Net income (loss)	3.0	8.5	(1.5)
Diluted earnings (loss) per common share	0.04	0.11	(0.02)
Basic earnings (loss) per common share	0.04	0.11	(0.02)

	Fiscal 2003 Quarter Ended
	April	July	October	January

Total revenue	$758.7	$834.3	$817.1	$1,320.9
Gross margin	189.0	212.6	206.1	439.9
Income (loss) before cumulative effect of accounting change	(4.8)	4.5	0.5	121.9
Diluted earnings (loss) per common share	(0.06)	0.06	0.01	1.53
Basic earnings (loss) per common share	(0.06)	0.06	0.01	1.56
Net income (loss)	(4.8)	4.5	0.5	119.8
Diluted earnings (loss) per common share	(0.06)	0.06	0.01	1.50
Basic earnings (loss) per common share	(0.06)	0.06	0.01	1.53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Borders Group, Inc.
We have audited the accompanying consolidated balance sheets of Borders Group, Inc. (the Company) as of January 23, 2005 and January 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 23, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 23, 2005 and January 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 23, 2005, in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 25, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 25, 2004 have been restated.
As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities effective January 25, 2004.
We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 23, 2005 and the effectiveness of the Company’s internal control over financial reporting as of January 23, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated April 5, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting because of the existence of a material weakness.

/s/ Ernst & Young LLP
Detroit, Michigan
April 5, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 23, 2005 (the “Evaluation Date”). In performing this evaluation, management reviewed the Company’s lease accounting practices in light of announcements made by a number of public companies and a recently issued SEC clarification on the subject. As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction of the Company’s lease accounting practices. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. In coming to the conclusion that the Company’s internal control over financial reporting was not effective as of January 23, 2005, management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K.
Changes in Internal Control: There were no changes in the Company’s internal control over financial reporting during the quarter ended January 23, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 23, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. In performing this assessment, management reviewed the Company’s lease accounting practices in light of announcements made by a number of public companies and a recently issued SEC clarification on the subject. As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate. Accordingly, the Audit Committee of the Company’s Board of Directors adopted a recommendation of the Company’s management to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices.
Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect lease accounting practices represented a material weakness. As a result of the material weakness in the Company’s internal control over financial reporting, management has concluded that, as of January 23, 2005, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of January 23, 2005, which is included herein.
Remediation Steps to Address Material Weakness: To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to January 23, 2005 the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
Borders Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A, that Borders Group, Inc. (the Company) did not maintain effective internal control over financial reporting as of January 23, 2005, because of the effect of the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 23, 2005, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. As a result of this material weakness in internal control, Borders Group, Inc. concluded the Company’s previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated April 5, 2005 on those financial statements.

In our opinion, management’s assessment that Borders Group, Inc. did not maintain effective internal control over financial reporting as of January 23, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Borders Group, Inc. has not maintained effective internal control over financial reporting as of January 23, 2005, based on the COSO control criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 23, 2005 and January 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 23, 2005, and our report dated April 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
April 5, 2005

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.” Information pertaining to directors of the Company required by Item 10 is included under the caption “Election of Directors” in the Company’s Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders.
Code of Ethics and Other Corporate Governance Information
Information regarding the Company’s Business Conduct Policy and its Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Party Transactions
Not applicable.

Item 14:	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in the Proxy Statement dated April 18, 2005 for the Company’s May 19, 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(8)	Restated bylaws of Borders Group, Inc.
10	.1(8)	Form of Severance Agreement
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(8)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(15)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan
10	.11(7)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10	.12(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.13(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.14(8)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.15(9)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.16(10)	Borders Group, Inc. Long Term Incentive Plan

Exhibit
Number		Description

10	.17(11)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.18(12)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.19(13)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.20(13)	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(13)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.22(13)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.23(14)	Restricted Share Unit Grant Agreement
14	.1(11)	Code of Ethics Relating to Financial Reporting
14	.2(11)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(12)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (Filed No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (Filed No. 1-13740).

(15)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).
(b) Financial Statement Exhibits:
See attached Exhibit Index.
(c) Financial Statement Schedules:
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

	Title	Date
Name

/s/ Gregory P. Josefowicz Gregory P. Josefowicz	Chairman, Chief Executive Officer, and President	April 8, 2005

/s/ Edward W. Wilhelm Edward W. Wilhelm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2005

/s/ Joel J. Cohen Joel J. Cohen	Director	April 8, 2005

/s/ Amy B. Lane Amy B. Lane	Director	April 8, 2005

/s/ Victor L. Lund Victor L. Lund	Director	April 8, 2005

/s/ Dr. Edna Greene Medford Dr. Edna Greene Medford	Director	April 8, 2005

/s/ Lawrence I. Pollock Lawrence I. Pollock	Director	April 8, 2005

/s/ Beth M. Pritchard Beth M. Pritchard	Director	April 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(8)	Restated bylaws of Borders Group, Inc.
10	.1(8)	Form of Severance Agreement
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(8)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(15)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan
10	.11(7)	Agreement dated November 15, 1999, between Borders Group, Inc. and Gregory P. Josefowicz
10	.12(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.13(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.14(8)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.15(9)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.16(10)	Borders Group, Inc. Long Term Incentive Plan
10	.17(11)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.18(12)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.19(13)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.20(13)	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(13)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.22(13)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.23(14)	Restricted Share Unit Grant Agreement
14	.1(11)	Code of Ethics Relating to Financial Reporting
14	.2(11)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 23, 2000 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(19)	Incorporated by reference from the Company’s Proxy Statement dated April 14, 2004 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (Filed No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (Filed No. 1-13740).

(22)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).