Form 10-Q
period 2005-04-23
BORDERS GROUP INC
filed 2005-05-26
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No _

Shares Outstanding As of
Title of Class	May 20, 2005
Common Stock	71,085,811

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	10
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	19
Item 4. Controls and Procedures	20

Part II - Other information

Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of	N/A
Securityholders
Item 5. Other Information	N/A
Item 6. Exhibits	21

Signatures	22

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
		(Restated)
	April 23, 2005	April 25, 2004
Sales	$847.2	$830.8
Other revenue	5.8	7.3
Total revenue	853.0	838.1

Cost of merchandise sold (includes occupancy)	639.2	627.8
Gross margin	213.8	210.3

Selling, general and administrative expenses	218.5	203.6
Pre-opening expense	1.2	0.7
Asset impairments and other writedowns	0.3	0.4
Operating income (loss)	(6.2)	5.6

Interest expense	2.2	1.9
Income (loss) before income tax	(8.4)	3.7

Income tax provision (benefit)	(3.1)	1.4
Net income (loss)	$(5.3)	$2.3

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.07)	$0.03
Weighted average common shares outstanding (in millions)	73.2	79.8
Basic:
Income (loss) per common share	$(0.07)	$0.03
Weighted average common shares outstanding (in millions)	73.2	78.2

Dividends declared per common share	$0.09	$0.08

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

		(Restated)
	April 23, 2005	April 25, 2004	January 23, 2005
Assets
Current assets:
Cash and cash equivalents	$94.4	$229.4	$244.8
Investments	-	5.0	95.4
Merchandise inventories	1,335.7	1,271.7	1,306.9
Accounts receivable and other current assets	121.1	95.6	118.3
Total current assets	1,551.2	1,601.7	1,765.4
Property and equipment, net of accumulated depreciation of
$943.3, $831.7 and $912.2 at April 23, 2005, April 25,
2004 and January 23, 2005, respectively	648.4	619.1	635.6
Other assets	86.8	72.3	84.8
Deferred income taxes	14.6	29.0	14.4
Goodwill	130.2	102.5	128.6
Total assets	$2,431.2	$2,424.6	$2,628.8

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$147.0	$130.1	$141.2
Trade accounts payable	562.7	576.5	615.1
Accrued payroll and other liabilities	261.6	249.9	306.4
Taxes, including income taxes	59.2	56.8	118.3
Deferred income taxes	15.0	12.1	15.0
Total current liabilities	1,045.5	1,025.4	1,196.0
Long-term debt	55.2	56.2	55.8
Other long-term liabilities	296.4	273.3	286.7
Total liabilities	1,397.1	1,354.9	1,538.5
Minority interest	1.4	1.7	1.4
Total liabilities and minority interest	1,398.5	1,356.6	1,539.9
Stockholders' equity:
Common stock; 200,000,000 shares authorized;
72,241,887, 77,762,697 and 73,875,627 shares issued
and outstanding at April 23, 2005, April 25, 2004 and
January 23, 2005, respectively	478.3	623.3	525.1
Deferred compensation	(0.7)	(0.8)	(0.5)
Accumulated other comprehensive income	27.9	17.2	25.3
Retained earnings	527.2	428.3	539.0
Total stockholders' equity	1,032.7	1,068.0	1,088.9
Total liabilities, minority interest and stockholders' equity	$2,431.2	$2,424.6	$2,628.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED APRIL 23, 2005
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 23, 2005	73,875,627	$525.1	$(0.5)	$25.3	$539.0	$1,088.9
Net loss	-	-	-	-	(5.3)	(5.3)
Currency translation adjustment	-	-	-	2.6	-	2.6
Comprehensive loss						(2.7)
Cash dividends declared ($0.09 per common share)	-	-	-	-	(6.5)	(6.5)
Issuance of common stock	575,950	9.1	-	-	-	9.1
Repurchase and retirement of
common stock	(2,209,690)	(57.7)	-	-	-	(57.7)
Change in deferred
compensation	-	-	(0.2)	-	-	(0.2)
Tax benefit of equity
compensation	-	1.8	-	-	-	1.8
Balance at April 23, 2005	72,241,887	$478.3	$(0.7)	$27.9	$527.2	$1,032.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 Weeks Ended
		(Restated)
	April 23, 2005	April 25, 2004
Cash provided by (used for):
Operations
Net income (loss)	$(5.3)	$2.3
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	29.6	27.0
Decrease in deferred income taxes	-	(3.9)
Increase in other long-term assets	(1.9)	(2.3)
Increase in other long-term liabilities	8.8	2.2
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(26.5)	(39.3)
Decrease in accounts receivable	14.7	7.3
Increase in prepaid expenses	(16.6)	(5.7)
Decrease in accounts payable	(53.5)	(18.0)
Decrease in taxes payable	(57.6)	(62.3)
Decrease in expenses payable and accrued liabilities	(45.7)	(26.0)
Net cash used for operations	(154.0)	(118.7)
Investing
Capital expenditures	(40.8)	(12.3)
Loss on disposal of assets	0.6	-
Proceeds from sale of investments	95.4	118.0
Purchase of investments	-	(5.0)
Proceeds from sale-leaseback of assets	-	32.3
Net cash provided by investing	55.2	133.0
Financing
Net repayment of long-term capital lease obligations	-	(0.4)
Net funding from (repayment of) credit facility	3.0	(7.2)
Issuance of common stock	9.1	20.7
Payment of cash dividends	(6.5)	(6.2)
Repurchase of common stock	(57.7)	(50.1)
Net cash used for financing	(52.1)	(43.2)
Effect of exchange rates on cash and equivalents	0.5	(2.5)
Net decrease in cash and equivalents	(150.4)	(31.4)
Cash and equivalents at beginning of year	244.8	260.8
Cash and equivalents at end of period	$94.4	$229.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended January 23, 2005.

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s first quarter of fiscal 2005 ended April 23, 2005. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. References herein to years are to the Company’s fiscal years.

At April 23, 2005, the Company operated 507 superstores under the Borders name, including 461 in the United States, 29 in the United Kingdom, 11 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 702 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 35 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 77 locations, including 31 located inside Borders International superstores, at April 23, 2005.

NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. The restatement of first quarter 2004 results reduced net income by $0.7, or $0.01 per share, increased total assets by $121.1 and increased cash used for operations by $1.4.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation: On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company has filed an answer denying any liability and also has filed a motion for summary judgment. The Court has issued an order granting the motion as to certain of plaintiff’s claims, denying it as to others and requesting additional briefing on certain issues. The order also denied certain cross-motions filed by the plaintiff. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date. Although an adverse resolution of this matter could have a material adverse effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that this matter will have a material effect on its liquidity or financial position.

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

In addition to the matters described above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits), the Company does not believe that any other pending litigation or claims will have a material adverse effect on its liquidity, financial position, or results of operations.

NOTE 4 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $137.2 at April 23, 2005, $116.3 at April 25, 2004 and $131.7 at January 23, 2005.

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

Lease Financing Facilities: The Company had two lease financing facilities (the “Original Lease Facility” and the “New Lease Facility”, collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing variable interest entities (“VIEs”), both of which had been consolidated on

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

April 25, 2004. The Company recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets. As a result of the repayment of borrowings under the Lease Financing Facilities, the Company deconsolidated the two borrowing VIEs in July 2004. Also, in conjunction with this transaction, the Lease Financing Facilities were terminated.

Consolidated VIEs: At April 23, 2005, the Company is the primary beneficiary of two VIEs (unrelated to the two VIEs previously discussed), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.4, long-term debt (including current portion) of $5.7 and minority interest of $0.3 at April 23, 2005.

As of April 23, 2005 the Company was in compliance with its debt covenants.

NOTE 5 - STOCK-BASED BENEFIT PLANS

The Company accounts for equity-based compensation under the guidance of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (“FAS 123”). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	13 Weeks Ended
		(Restated)
	April 23, 2005	April 25, 2004
Net income (loss), as reported	$(5.3)	$2.3
Add: Stock-based employee expense included in reported net income, net of related tax effects	-	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	0.9	1.3
Pro forma net income (loss)	$(6.2)	$1.1
Earnings (loss) per share:
Basic -- as reported	$(0.07)	$0.03
Basic -- pro forma	$(0.08)	$0.01
Diluted -- as reported	$(0.07)	$0.03
Diluted -- pro forma	$(0.08)	$0.01

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, amends FAS No. 95, “Statement of Cash Flows,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt FAS 123 (R) in the first quarter of 2006 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of April 23, 2005, there were approximately 3.0 million stock option awards granted to employees that remain unvested. Based on the adoption of FAS 123(R) in the first quarter of 2006, the Company estimates the impact to not exceed an after-tax charge of approximately $0.6. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.8 and $6.4 in the first quarter of 2005 and 2004, respectively.

NOTE 6 - SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks Specialty Retail stores (“Waldenbooks”), International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs, and corporate incentive costs).

Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company's medium-term borrowing and investing rates, in calculating segment interest income and expense. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $74.0 and $65.1 at April 23, 2005 and April 25, 2004, respectively, whose related depreciation expense has been allocated to the Borders, Waldenbooks and International segments. Depreciation expense allocated to the Borders segment totaled $2.5 and $2.5 for the 13 weeks ended April 23, 2005 and April 25, 2004, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.1 and $1.2 for the 13 weeks ended April 23, 2005 and April 25, 2004, respectively. Depreciation expense allocated to the International segment totaled $0.0 and $0.0 for the 13 weeks ended April 23, 2005 and April 25, 2004, respectively.

	13 Weeks Ended
		(Restated)
	April 23, 2005	April 25, 2004
Sales
Borders	$579.4	$577.3
Waldenbooks	143.1	150.8
International	124.7	102.7
Total sales	$847.2	$830.8

Net income (loss)
Borders	$8.0	$10.1
Waldenbooks	0.5	2.9
International	(5.8)	(3.5)
Corporate	(8.0)	(7.2)
Total net income (loss)	$(5.3)	$2.3

Total assets
Borders	$1,495.4	$1,501.4
Waldenbooks	317.1	305.2
International	465.9	375.1
Corporate	152.8	242.9
Total assets	$2,431.2	$2,424.6

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 7 - SALE-LEASEBACK TRANSACTION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 23, 2005, the Company operated 507 superstores under the Borders name, including 461 in the United States, 29 in the United Kingdom, 11 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 702 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 35 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 77 locations, including 31 located inside Borders International superstores, at April 23, 2005.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 19 domestic Borders superstores and completed major remodels of 33 existing domestic superstores in 2004. In 2005, the Company expects to open 18 to 20 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. New stores opened in 2005, and the majority of stores remodeled in 2005, will feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. The Company also opened five International superstores in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 12 to 14 International store openings planned in 2005, including the first Borders franchise store, which opened in Malaysia in April 2005. The International segment achieved full year profitability in 2004, and continued profit growth is expected going forward. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser anticipated rate going forward. In addition, Waldenbooks manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls. The Company plans to open approximately 15 new stores in airports and outlet malls in 2005. The Company also plans to selectively update and re-brand 75 to 100 Waldenbooks stores as Borders Express, an extension of a market test that began in 2004 with similar conversions of 37 existing Waldenbooks stores. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings in 2005 and earn an acceptable return on its investment.

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

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. The Company's first quarters of 2005 and 2004 consisted of the 13 weeks ended April 23, 2005 and April 25, 2004, respectively.

Restatement of Prior Year Financial Statements

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K and in “Note 2 - Restatement of Prior Period Financial Statements”. The Restatement of first quarter 2004 results reduced net income by $0.7 million, or $0.01 per share, increased total assets by $121.1 million and increased cash used for operations by $1.4 million. During the quarter ended April 23, 2005, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended
	April 23, 2005	April 25, 2004
Sales	100.0%	100.0%
Other revenue	0.7	0.9
Total revenue	100.7	100.9
Cost of merchandise sold (includes occupancy)	75.5	75.6
Gross margin	25.2	25.3
Selling, general and administrative expenses	25.8	24.5
Pre-opening expense	0.1	0.1
Asset impairments and other writedowns	-	-
Operating income (loss)	(0.7)	0.7
Interest expense	0.3	0.2
Income (loss) before income tax	(1.0)	0.5
Income tax provision (benefit)	(0.4)	0.2
Net income (loss)	(0.6)%	0.3%

Consolidated Results - Comparison of the 13 weeks ended April 23, 2005 to the 13 weeks ended April 25, 2004

Sales

Consolidated sales increased $16.4 million, or 2.0%, to $847.2 million in 2005 from $830.8 million in 2004. This resulted primarily from increased sales in the Borders and International segments, partially offset by decreased sales in the Waldenbooks segment.

Comparable store sales for all Borders superstores decreased 0.7% in 2005. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 13, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2005 was primarily due to negative comparable store sales in the music category. Partially offsetting the decrease in comparable store sales of music were comparable store sales increases of books, especially in adult fiction, religion and business and money management titles, as well as increased sales of movies on a comparable store basis, primarily as the result of increased sales of digital videodiscs (DVDs). The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 3.1% in 2005. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2005 was primarily due to the sluggish mall environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the membership, and categorizes the income as "Other revenue" in the Company's consolidated statements of operations. Discounts on purchases are netted against "Sales" in the Company's consolidated statements of operations.

Due primarily to the change in the Preferred Reader Program, other revenue has decreased $1.5 million, or 20.5%, to $5.8 million in 2005 from $7.3 million in 2004.

Gross margin

Consolidated gross margin increased $3.5 million, or 1.7%, to $213.8 million in 2005 from $210.3 million in 2004. As a percentage of sales, consolidated gross margin decreased 0.1%, to 25.2% in 2005 from 25.3% in 2004. This was due to a decrease in the Waldenbooks segment’s gross margin as a percentage of sales, partially offset by increases in the Borders and International segments’ gross margin as a percentage of sales. The decrease in the Waldenbooks segment was primarily due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed, partially offset by decreased markdowns. The increase in the Borders segment was primarily the result of decreased markdowns. The increase in the International segment resulted from a decrease in merchandise costs, primarily due to the higher product margins generated by Paperchase, the weakness of the U.S. dollar and decreased product markdowns, partially offset by increased occupancy and distribution costs as a percentage of sales.

The Company classifies the following items as “Cost of merchandise sold (includes occupancy)” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network from cost of sales and include those costs in other financial statement lines.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $14.9 million, or 7.3%, to $218.5 million in 2005 from $203.6 million in 2004. As a percentage of sales, SG&A increased to 25.8% in 2005 from 24.5% in 2004. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. Borders SG&A expenses as percentage of sales increased primarily due to increased corporate and store payroll and operating expenses, all of which are due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives, partially offset by decreased advertising expense. The Waldenbooks increase was primarily due to increased corporate payroll and operating expenses as a percentage of sales, as well as an increase in advertising expense. The International increase in SG&A expenses as a percentage of sales was primarily the result of increased corporate and store payroll and operating expenses, all of which are due to the acquisition of Paperchase, partially offset by decreased advertising expense.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $0.3 million, or 15.8%, to $2.2 million in 2005 from $1.9 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases in 2005.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of state income taxes, partially offset by international operations. The Company's effective tax rate used was 37.0% in 2005 compared to 37.7% in 2004. This decrease is primarily due to lower taxes from international operations.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 0.6% in 2005 from net income of 0.3% in 2004, and net income dollars decreased to a net loss of $5.3 million in 2005 from net income of $2.3 million in 2004.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks Specialty Retail stores (“Waldenbooks”), International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs, and corporate incentive costs). See “Note 6 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Borders
	13 Weeks Ended
(dollar amounts in millions)	April 23, 2005	April 25, 2004
Sales	$579.4	$577.3
Net income	$8.0	$10.1
Net income as % of sales	1.4%	1.7%
Depreciation expense	$21.7	$19.7
Interest income	$2.9	$1.8
Store openings	-	4
Store closings	1	1
Store count	461	448

Borders - Comparison of the 13 weeks ended April 23, 2005 to the 13 weeks ended April 25, 2004

Sales

Borders' sales increased $2.1 million, or 0.4%, to $579.4 million in 2005 from $577.3 million in 2004. This increase was comprised of comparable store sales decreases of $5.8 million, non-comparable store sales increases of $14.1 million, primarily associated with 2005 and 2004 store openings, and a sales decrease of $6.2 million due to the change in fiscal year, which resulted in one less day in the first quarter of 2005 as compared to 2004.

Gross margin

Gross margin as a percentage of sales increased 0.2%, to 26.7% in 2005 from 26.5% in 2004. This was due to decreased markdowns of 0.2% as a percentage of sales, primarily as a result of lower sales of bestsellers in 2005.

Gross margin dollars increased $1.6 million, or 1.0%, to $154.5 million in 2005 from $152.9 million in 2004, which was primarily due to new store openings and the increase in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.0%, to 24.8% in 2005 from 23.8% in 2004. This was primarily due to an increase of 0.7% in corporate payroll and operating expenses as a percentage of sales and an increase of 0.5% in store payroll and operating expenses as a percentage of sales, both of which are due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives. These increases were partially offset by a 0.2% decrease in advertising expenses as a percentage of sales.

SG&A dollars increased $6.4 million, or 4.7%, to $144.0 million in 2005 from $137.6 million in 2004 primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased corporate payroll and operating expenses to support strategic initiatives.

Effect of terrorist attacks on September 11, 2001

As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the Company’s consolidated 2005 or 2004 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and has recognized a total recovery of $19.9 million. The Company does not expect to recover additional insurance amounts related to this incident.

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

Depreciation expense

Depreciation expense increased $2.0 million, or 10.2%, to $21.7 million in 2005 from $19.7 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Interest income increased $1.1 million, or 61.1%, to $2.9 million in 2005 from $1.8 million in 2004. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.4% in 2005 from 1.7% in 2004, and net income dollars decreased $2.1 million, or 20.8%, to $8.0 million in 2005 from $10.1 million in 2004.

Waldenbooks
	13 Weeks Ended
(dollar amounts in millions)	April 23, 2005	April 25, 2004
Sales	$143.1	$150.8
Other revenue	$1.0	$5.4
Net income	$0.5	$2.9
Net income as % of sales	0.3%	1.9%
Depreciation expense	$3.4	$3.5
Interest income	$10.9	$10.5
Store openings	3	1
Store closings	6	8
Store count	702	726

Waldenbooks - Comparison of the 13 weeks ended April 23, 2005 to the 13 weeks ended April 25, 2004

Sales

Waldenbooks' sales decreased $7.7 million, or 5.1%, to $143.1 million in 2005 from $150.8 million in 2004. This decrease was comprised of decreased comparable store sales of $4.7 million and decreased non-comparable sales associated with 2005 and 2004 store closings of $3.0 million.

Other revenue

Waldenbooks' other revenue, which consists of membership income from the Preferred Reader Program, decreased $4.4 million, or 81.5%, to $1.0 million in 2005 from $5.4 million in 2004. This was due to the change in the Preferred Reader Program as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased 1.8%, to 22.8% in 2005 from 24.6% in 2004. This was primarily due to a 2.9% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, as previously discussed, and increased distribution costs of 0.1% as a percentage of sales. Partially offsetting these items were decreased product cost of sales of 0.6%, primarily due to decreased markdowns as a result of lower sales of bestsellers in 2005, and decreased store occupancy expenses of 0.2% as a percentage of sales. In addition, shrink expense decreased 0.4% as a percentage of sales.

Gross margin dollars decreased $4.3 million, or 11.6%, to $32.7 million in 2005 from $37.0 million in 2004, primarily due to store closings and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.5%, to 29.6% in 2005 from 28.1% in 2004. This was primarily due to an increase of 1.3% in corporate payroll and operating expenses as a percentage of sales, due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives, and an increase of 0.2% in advertising expenses as a percentage of sales.

SG&A dollars remained flat at $42.4 million in 2005 and 2004.

Depreciation expense

Depreciation expense decreased $0.1 million, or 2.9%, to $3.4 million in 2005 from $3.5 million in 2004. This was primarily due to a lower fixed asset base resulting from prior year asset impairments and store closings.

Interest income

Interest income increased $0.4 million, or 3.8%, to $10.9 million in 2005 from $10.5 million in 2004. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.3% in 2005 from 1.9% in 2004, while net income dollars decreased $2.4 million, or 82.8%, to $0.5 million in 2005 from $2.9 million in 2004.

International
	13 Weeks Ended
(dollar amounts in millions)	April 23, 2005	April 25, 2004
Sales	$124.7	$102.7
Net loss	$5.8	$3.5
Net loss as % of sales	4.7%	3.4%
Depreciation expense	$4.5	$3.8
Interest expense	$5.1	$4.7
Superstore store openings	4	-
Superstore store count	46	37
Books etc. store closings	-	-
Books etc. store openings	-	-
Books etc. store count	35	36

International - Comparison of the 13 weeks ended April 23, 2005 to the 13 weeks ended April 25, 2004

Sales

International sales increased $22.0 million, or 21.4%, to $124.7 million in 2005 from $102.7 million in 2004. Of this increase in sales, 3.6% was due to the translation of foreign currencies to U.S. dollars. The remaining 17.8% was the result of new superstore openings, the acquisition of Paperchase at the end of the second quarter of 2004, and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Gross margin

Gross margin as a percentage of sales increased 1.6%, to 21.4% in 2005 from 19.8% in 2004, primarily the result of a decrease of 3.3% in merchandise costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. In addition, the Company negotiated improved vendor terms, which further contributed to the reduction in merchandise costs. The weakness of the U.S. dollar also contributed to the improvement in product costs, primarily benefiting the Company’s operations in countries with a relatively high percentage of U.S.-sourced merchandise. Also contributing to the increase in the gross margin percentage are improvements of 0.5% in product markdowns as a percentage of sales, resulting from improved vendor terms related to returnability of merchandise, largely in the Company’s Asia Pacific stores, as well as decreased shrink expense of 0.1% as a percentage of sales. Partially offsetting these factors were increased occupancy costs of 1.7% as a percentage of sales, due to rent expense recorded for the construction build-out period of new stores opening in the first and second quarters of 2005, and increased distribution costs of 0.6% as a percentage of sales, largely due to the higher supply chain costs of Paperchase.

Gross margin dollars increased $6.2 million, or 30.4%, to $26.6 million in 2005 from $20.4 million in 2004. Of this increase, $0.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings, the acquisition of Paperchase and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.3%, to 24.2% in 2005 from 20.9% in 2004. This was primarily the result of increases as a percentage of sales in store payroll of 1.5%, store operating expenses of 0.6%, administrative payroll of 0.6%, and administrative expenses of 0.7%, all of which are due to the acquisition of Paperchase. These increases were partially offset by decreased advertising costs of 0.1% as a percentage of sales.

SG&A dollars increased $8.8 million, or 41.1%, to $30.2 million in 2005 from $21.4 million in 2004. Of this increase, $0.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings, the acquisition of Paperchase and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.7 million, or 18.4%, to $4.5 million in 2005 from $3.8 million in 2004. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased 0.4 million, or 8.5%, to $5.1 million in 2005 from $4.7 million in 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 4.7% in 2005 from 3.4% in 2004, and net loss dollars increased $2.3 million, or 65.7%, to $5.8 million in 2005 from $3.5 million in 2004.

Corporate
	13 Weeks Ended
(dollar amounts in millions)	April 23, 2005	April 25, 2004
Interest expense	$10.9	$9.5
Net loss	$8.0	$7.2

Corporate - Comparison of the 13 weeks ended April 23, 2005 to the 13 weeks ended April 25, 2004

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $0.8 million, or 11.1%, to $8.0 million in 2005 from $7.2 million in 2004. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases in 2005, partially offset by a decrease in various governance costs as compared to the prior year. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $154.0 million and $118.7 million for the 13 weeks ended April 23, 2005 and April 25, 2004, respectively. Operating cash outflows for the period resulted from decreases in taxes payable, expenses payable and accrued liabilities and accounts payable, as well as increases in inventories, prepaid expenses and other long-term assets. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated 2004 taxes. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, as well as a decrease in accounts receivable and an increase in other long-term liabilities.

Net cash provided by investing was $55.2 million in 2005, which primarily resulted from the sale of auction rate securities of $95.4 million. Net cash provided by investing was $133.0 million in 2004, which primarily resulted from the sale of auction rate securities of $118.0 million, as well as proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale, totaling $32.3 million were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and will be amortized over the 20 year term of the operating lease.

In fiscal 2005, capital expenditures were $40.8 million, which primarily funded the remodeling of nine domestic Borders superstores and the conversion of four Waldenbooks stores to Borders Express. Additional capital spending in 2005 reflects the opening of four new Borders superstores, as well as one new airport store and two new outlet stores operated by the Waldenbooks segment. In fiscal 2004, capital expenditures were $12.3 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2004 reflect the opening of three new superstores and one new airport store, operated by the Waldenbooks segment.

Net cash used for financing in 2005 was $52.1 million, resulting from the repurchase of common stock totaling $57.7 million and the payment of the Company’s January cash dividend of $6.5 million, partially offset by $9.1 million of proceeds from stock option exercises and funding from the Company’s credit facility of $3.0 million. Net cash used for financing in 2004 was $43.2 million, resulting from the repurchase of common stock totaling $50.1 million, the repayment of the credit facility of $7.2 million, the payment of the Company’s January cash dividend of $6.2 million and the repayment of long-term capital lease obligations of $0.4 million, partially offset by $20.7 million of proceeds from stock option exercises.

The Company expects capital expenditures to approximate $175.0 million in 2005, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations, most of which will include conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, convert approximately 75 to 100 Waldenbooks stores to Borders Express, and open approximately 15 new airport and outlet mall stores. In addition, capital expenditures will result from International store openings and continued investment in new buying and merchandising systems. The Company currently plans to open approximately 18 to 20 new domestic Borders superstores and 12 to 14 new International stores in 2005. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.2 million to $0.7 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.4 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $172.1 million. During the 13 weeks ended April 23, 2005 and April 25, 2004, $57.7 million and $50.1 million of common stock were repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2005, subject to the Company's share price, capital needs and regulatory requirements.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 million (which may be increased to $700.0 million under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of April 23, 2005 the Company was in compliance with all covenants contained within this agreement.

The Company currently has in place two interest rate swaps which effectively convert a portion of the Credit Agreement’s variable rate exposure to fixed interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“FAS 133”), the Company has designated these swap agreements as cash flow hedges. The notional amounts of these agreements total $76.6 million and the agreements expire in June 2005.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. As of April 23, 2005 the Company was in compliance with all covenants contained within this agreement.

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

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.4 million, long-term debt (including current portion) of $5.7 million and minority interest of $0.3 million at April 23, 2005. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 23, 2005. There have been no significant changes in these estimates during the first quarter of fiscal 2005.

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

On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) until the beginning of 2006.

Related Party Transactions

The Company has not engaged in any related party transactions which would have had a material effect on the Company's financial position, cash flows, or results of operations.

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

There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 23, 2005.

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 23, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Control: During the quarter ended April 23, 2005, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

Part II - Other Information

Item 1. Legal Proceedings

The Company's Form 10-K Annual Report for the fiscal year ended January 23, 2005, describes pending lawsuits and claims against the Company. The status of such litigation and claims has not changed in any significant respect in the fiscal quarter covered by this report.

In addition to the matters referred to above, the Company is, from time to time, involved in or affected by other litigation incidental to the conduct of its businesses. While some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits), the Company does not believe that any other pending litigation or claims will have a material adverse effect on its liquidity, financial position, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the first quarter of fiscal 2005.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 24, 2005 through February 19, 2005	599,485	$25.91	580,000	$238,774,688

February 20, 2005 through March 19, 2005	678,000	$26.28	678,000	$222,705,662

March 20, 2004 through April 23, 2005	932,205	$26.20	929,700	$200,609,936

Total	2,209,690	$26.15	2,187,700	$200,609,936

(1)	During the first quarter of 2005, the company retired 21,990 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)
On February 9, 2005, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $250 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
10.24(3)	Restricted Share Grant Agreement
31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 21, 2005 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: May 26, 2005	By:/s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

 EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
10.24(3)	Restricted Share Grant Agreement
31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 21, 2005 (File No. 1-13740).