Form 10-Q
period 2005-07-23
BORDERS GROUP INC
filed 2005-08-26
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 23, 2005

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
Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No _____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _ No _X___

The number of shares of common stock outstanding at August 19, 2005 was 70,250,153.

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

Page

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	11
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	26
Item 4. Controls and Procedures	26

Part II - Other information

Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of	27
Proceeds
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a vote of	27
Securityholders
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	28

Signatures	29

i

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
		(Restated)
	July 23, 2005	July 25, 2004
Sales	$891.6	$847.1
Other revenue	4.2	6.3
Total revenue	895.8	853.4

Cost of merchandise sold, including occupancy costs	669.1	630.1
Gross margin	226.7	223.3

Selling, general and administrative expenses	219.5	207.1
Pre-opening expense	1.5	1.0
Asset impairments and other writedowns	0.3	0.2
Operating income	5.4	15.0

Interest expense	3.3	2.4
Income before income tax	2.1	12.6

Income tax provision	0.8	4.7
Net income	$1.3	$7.9

Earnings per common share data
Diluted:
Income per common share	$0.02	$0.10
Weighted average common shares outstanding (in millions)	72.3	78.4
Basic:
Income per common share	$0.02	$0.10
Weighted average common shares outstanding (in millions)	70.7	77.1

Dividends declared per common share	$0.09	$0.08

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
		(Restated)
	July 23, 2005	July 25, 2004
Sales	$1,738.8	$1,677.9
Other revenue	10.0	13.6
Total revenue	1,748.8	1,691.5

Cost of merchandise sold, including occupancy costs	1,308.3	1,257.9
Gross margin	440.5	433.6

Selling, general and administrative expenses	438.0	410.7
Pre-opening expense	2.7	1.7
Asset impairments and other writedowns	0.6	0.6
Operating income (loss)	(0.8)	20.6

Interest expense	5.5	4.3
Income (loss) before income tax	(6.3)	16.3

Income tax provision (benefit)	(2.3)	6.1
Net income (loss)	$(4.0)	$10.2

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.06)	$0.13
Weighted average common shares outstanding (in millions)	71.9	79.1
Basic:
Income (loss) per common share	$(0.06)	$0.13
Weighted average common shares outstanding (in millions)	71.9	77.6

Dividends declared per common share	$0.18	$0.16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

		(Restated)
	July 23, 2005	July 25, 2004	January 25, 2005
Assets
Current assets:
Cash and cash equivalents	$77.2	$180.8	$244.8
Investments	-	-	95.4
Merchandise inventories	1,346.6	1,229.7	1,306.9
Accounts receivable and other current assets	117.4	110.5	118.3
Total current assets	1,541.2	1,521.0	1,765.4
Property and equipment, net of accumulated depreciation of
$954.4, $858.5 and $912.2 at July 23, 2005, July 25,
2004 and January 23, 2005, respectively	652.8	622.0	635.6
Other assets	85.3	79.4	84.8
Deferred income taxes	13.9	29.2	14.4
Goodwill	122.7	132.6	128.6
Total assets	$2,415.9	$2,384.2	$2,628.8

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$147.5	$129.8	$141.2
Trade accounts payable	612.1	547.2	615.1
Accrued payroll and other liabilities	255.7	270.6	306.4
Taxes, including income taxes	64.8	57.0	118.3
Deferred income taxes	15.0	12.1	15.0
Total current liabilities	1,095.1	1,016.7	1,196.0
Long-term debt	55.0	56.1	55.8
Other long-term liabilities	300.6	274.8	286.7
Total liabilities	1,450.7	1,347.6	1,538.5
Minority interest	1.3	1.4	1.4
Total liabilities and minority interest	1,452.0	1,349.0	1,539.9
Stockholders' equity:
Common stock; 200,000,000 shares authorized;
70,171,671, 76,195,396 and 73,875,627 shares issued
and outstanding at July 23, 2005, July 25, 2004 and
January 23, 2005, respectively	424.8	586.0	525.1
Deferred compensation	(0.6)	(0.7)	(0.5)
Accumulated other comprehensive income	17.6	19.8	25.3
Retained earnings	522.1	430.1	539.0
Total stockholders' equity	963.9	1,035.2	1,088.9
Total liabilities, minority interest and stockholders' equity	$2,415.9	$2,384.2	$2,628.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED JULY 23, 2005
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 23, 2005	73,875,627	$525.1	$(0.5)	$25.3	$539.0	$1,088.9
Net loss	-	-	-	-	(4.0)	(4.0)
Currency translation adjustment	-	-	-	(7.7)	-	(7.7)
Comprehensive loss						(11.7)
Cash dividends declared ($0.18 per common share)	-	-	-	-	(12.9)	(12.9)
Issuance of common stock	912,191	14.3	-	-	-	14.3
Repurchase and retirement of
common stock	(4,616,147)	(117.5)	-	-	-	(117.5)
Change in deferred
compensation	-	-	(0.1)	-	-	(0.1)
Tax benefit of equity
compensation	-	2.9	-	-	-	2.9
Balance at July 23, 2005	70,171,671	$424.8	$(0.6)	$17.6	$522.1	$963.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 Weeks Ended
		(Restated)
	July 23, 2005	July 25, 2004
Cash provided by (used for):
Operations
Net income (loss)	$(4.0)	$10.2
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	59.1	53.0
Gain on deconsolidation of variable interest entity	-	(2.9)
Loss on disposal of assets	2.4	-
Decrease in deferred income taxes	-	(3.9)
Increase in other long-term assets	(1.0)	(9.2)
Increase in other long-term liabilities	10.3	2.6
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	(46.5)	10.3
Decrease in accounts receivable	12.9	16.7
Increase in prepaid expenses	(14.6)	(25.6)
Decrease in accounts payable	(0.3)	(51.9)
Decrease in taxes payable	(49.6)	(61.6)
Decrease in expenses payable and accrued liabilities	(44.4)	(14.7)
Net cash used for operations	(75.7)	(77.0)
Investing
Capital expenditures	(85.2)	(40.2)
Proceeds from sale of investments	95.4	118.0
Proceeds from sale-leaseback of assets	-	32.3
Acquisition	-	(31.4)
Net cash provided by investing	10.2	78.7
Financing
Net repayment of long-term capital lease obligations	-	(0.4)
Net funding from (repayment of) credit facility	15.8	(0.7)
Issuance of common stock	14.3	24.3
Payment of cash dividends	(12.9)	(12.3)
Repurchase of common stock	(117.5)	(91.7)
Net cash used for financing	(100.3)	(80.8)
Effect of exchange rates on cash and equivalents	(1.8)	(0.9)
Net decrease in cash and equivalents	(167.6)	(80.0)
Cash and equivalents at beginning of year	244.8	260.8
Cash and equivalents at end of period	$77.2	$180.8

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

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s second quarter of fiscal 2005 ended July 23, 2005. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. References herein to years are to the Company’s fiscal years.

At July 23, 2005, the Company operated 511 superstores under the Borders name, including 464 in the United States, 30 in the United Kingdom, 11 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 704 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 80 locations, including 33 located inside Borders International superstores, at July 23, 2005.

NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. For the quarter ended July 25, 2004, the Restatement reduced net income by $0.6, or $0.01 per share, and for the six months ended July 25, 2004, the Restatement reduced net income by $1.3, or $0.02 per share, increased total assets by $119.8 and decreased cash used for operations by $4.0.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. On May 31, 2005, an appellate court in California upheld a lower court ruling that the Company was not entitled to recover taxes that it had previously paid on certain Borders.com sales in California prior to implementation of the Company’s Mirror Site agreement with Amazon. The Company did not appeal this decision. Also, the Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the states of Nevada and Illinois under the applicable state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Nevada and Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the states of Nevada and Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. A similar action previously filed against the Company in Tennessee has been dismissed and the appeal period has expired. Various motions to dismiss the Nevada and Illinois actions have been made by the Company and other retailers and by the respective attorney generals of those states. Certain of these motions have been denied and others remain pending.

Although an adverse resolution of claims relating to the failure of the Company or Amazon to collect sales or other taxes relating to Internet sales could have a material effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that any such claims will have a material adverse effect on its liquidity or financial position.

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

NOTE 4 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $138.6 at July 23, 2005, $122.0 at July 25, 2004 and $131.7 at January 23, 2005.

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

Lease Financing Facilities: The Company had two lease financing facilities (collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing variable interest entities (“VIEs”), both of which had been previously consolidated. The Company recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets. As a result of the repayment of borrowings under the Lease Financing Facilities, the Company deconsolidated the two borrowing VIEs in July 2004. Also, in conjunction with this transaction, the Lease Financing Facilities were terminated.

Consolidated VIEs: At July 23, 2005, the Company is the primary beneficiary of two VIEs (unrelated to the two VIEs previously discussed), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3, long-term debt (including current portion) of $5.6 and minority interest of $0.3 at July 23, 2005. The Company leased two store locations from these VIEs at July 23, 2005.

As of July 23, 2005 the Company was in compliance with its debt covenants.

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

	13 Weeks Ended		26 Weeks Ended
		(Restated)		(Restated)
	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Net income (loss), as reported	$1.3	$7.9	$(4.0)	$10.2
Add: Stock-based employee expense included in reported net income, net of related tax effects	-	-	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.5	1.2	2.4	2.5
Pro forma net income (loss)	$(0.2)	$6.7	$(6.3)	$7.8
Earnings (loss) per share:
Basic -- as reported	$0.02	$0.10	$(0.06)	$0.13
Basic -- pro forma	$-	$0.09	$(0.09)	$0.10
Diluted -- as reported	$0.02	$0.10	$(0.06)	$0.13
Diluted -- pro forma	$-	$0.09	$(0.09)	$0.10

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, amends FAS No. 95, “Statement of Cash Flows,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt FAS 123 (R) in the first quarter of 2006 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of July 23, 2005, there were approximately 2.5 million stock option awards granted to employees that remain unvested. Based on the adoption of FAS 123(R) in the first quarter of 2006, the Company estimates the impact to not exceed an after-tax charge of approximately $0.6. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.9 and $7.1 for the six months ended July 23, 2005 and July 25, 2004, respectively.

NOTE 6- SEGMENT INFORMATION

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

	13 Weeks Ended		26 Weeks Ended
		(Restated)		(Restated)
	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Sales
Borders	$618.5	$592.8	$1,197.9	$1,170.1
Waldenbooks	151.0	150.0	294.1	300.8
International	122.1	104.3	246.8	207.0
Total sales	$891.6	$847.1	$1,738.8	$1,677.9

Net income (loss)
Borders	$14.7	$15.7	$22.7	$25.8
Waldenbooks	0.5	1.5	1.0	4.4
International	(5.2)	(2.8)	(11.0)	(6.3)
Corporate	(8.7)	(6.5)	(16.7)	(13.7)
Total net income (loss)	$1.3	$7.9	$(4.0)	$10.2

Total assets
Borders			$1,507.2	$1,468.3
Waldenbooks			338.8	314.7
International			443.0	395.9
Corporate			126.9	205.3
Total assets			$2,415.9	$2,384.2

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $79.3 and $66.5 at July 23, 2005 and July 25, 2004, respectively, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		26 Weeks Ended
		(Restated)		(Restated)
	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Borders	$2.5	$2.5	$5.0	$5.0
Waldenbooks	1.2	1.1	2.3	2.3
International	0.1	0.1	0.1	0.1
Total	$3.8	$3.7	$7.4	$7.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 23, 2005, the Company operated 511 superstores under the Borders name, including 464 in the United States, 30 in the United Kingdom, 11 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 704 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 80 locations, including 33 located inside Borders International superstores, at July 23, 2005.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 19 domestic Borders superstores and completed major remodels of 33 existing domestic superstores in 2004. In 2005, the Company expects to open 18 to 20 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. New stores opened in 2005, and the majority of stores remodeled in 2005, will feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. The Company also opened five International superstores in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 14 International store openings planned in 2005, including the first Borders franchise store, which opened in Malaysia in April 2005. The International segment achieved full year profitability in 2004, and continued profit ability is expected going forward. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser anticipated rate going forward. In addition, Waldenbooks manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls. The Company plans to open approximately 15 new stores in airports and outlet malls in 2005. The Company also plans to selectively update and re-brand approximately 100 Waldenbooks stores as Borders Express, an extension of a market test that began in 2004 with similar conversions of 37 existing Waldenbooks stores. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings over the long term and earn an acceptable return on its investment.

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

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. The Company's second quarters of 2005 and 2004 consisted of the 13 weeks ended July 23, 2005 and July 25, 2004, respectively.

Restatement of Prior Year Financial Statements

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K and in “Note 2 - Restatement of Prior Period Financial Statements”. For the quarter ended July 25, 2004, the Restatement reduced net income by $0.6 million, or $0.01 per share, and for the six months ended July 25, 2004, the Restatement reduced net income by $1.3 million, or $0.02 per share, increased total assets by $119.8 million and decreased cash used for operations by $4.0 million.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.5	0.7	0.6	0.8
Total revenue	100.5	100.7	100.6	100.8
Cost of merchandise sold (includes occupancy)	75.0	74.4	75.2	75.0
Gross margin	25.5	26.3	25.4	25.8
Selling, general and administrative expenses	24.7	24.4	25.2	24.5
Pre-opening expense	0.2	0.1	0.2	0.1
Asset impairments and other writedowns	-	-	-	-
Operating income (loss)	0.6	1.8	-	1.2
Interest expense	0.4	0.3	0.3	0.2
Income (loss) before income tax	0.2	1.5	(0.3)	1.0
Income tax provision (benefit)	0.1	0.6	(0.1)	0.4
Net income (loss)	0.1%	0.9%	(0.2)%	0.6%

Consolidated Results -- Comparison of the 13 weeks ended July 23, 2005 to the 13 weeks ended July 25, 2004

Sales

Consolidated sales increased $44.5 million, or 5.3%, to $891.6 million in 2005 from $847.1 million in 2004. This resulted primarily from increased sales in the Borders, Waldenbooks and International segments.

Comparable store sales for all Borders superstores increased 1.8% in the 13 weeks ended July 23, 2005. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2005 was due primarily to the book category, driven by release of the sixth title in the Harry Potter series, and strength in adult fiction, science fiction and fantasy, romance, and business and money management titles. In addition, sales of movies increased on a comparable store basis, primarily as the result of increased sales of digital videodiscs (DVDs). Partially offsetting the increase in comparable store sales of books and movies were comparable store sales decreases in the music category. Also negatively impacting comparable store sales was the slow sales environment in the U.K. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales increased 1.9% in the 13 weeks ended July 23, 2005. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales increase for 2005 was primarily driven by release of the sixth title in the Harry Potter series, as well and comparable store sales increases resulting from the re-branding of select Waldenbooks stores to Borders Express. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consist of wholesale revenue earned through sales of merchandise to Berjaya Group Berhad (“Berjaya”), as part of a franchise agreement under which Berjaya opened a Borders superstore in Malaysia in April 2005. Other revenue for the Borders segment also includes referral fees received from Amazon as part of the Mirror Site agreements, and other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks segment primarily consists of membership income from the Preferered Reader Program.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the Preferred Reader membership, and categorizes the income as "Other revenue" in the Company's consolidated statements of operations. Discounts on purchases are netted against "Sales" in the Company's consolidated statements of operations.

Other revenue has decreased $2.1 million, or 33.3%, to $4.2 million in 2005 from $6.3 million in 2004. The decrease is mainly due to the Waldenbooks segment, due primarily to the change in the Preferred Reader Program, partially offset by an increase in the Borders and International segments, due primarily to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Consolidated gross margin increased $3.4 million, or 1.5%, to $226.7 million in 2005 from $223.3 million in 2004. As a percentage of sales, consolidated gross margin decreased 0.8%, to 25.5% in 2005 from 26.3% in 2004. The decrease is mainly due to the Borders and Waldenbooks segments’ gross margin as a percentage of sales decreasing, partially offset by an increase in the International segment. The decrease in the Borders segment was due to higher product costs as a percentage of sales in 2005, primarily due to increased bestseller discounts driven by the release of the sixth book in the Harry Potter series, as well as increased distribution costs, partially offset by a decrease in occupancy as a percentage of sales. The decrease in the Waldenbooks segment was primarily due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed, as well as higher product costs as a percentage of sales in 2005, primarily due to increased bestseller discounts driven by the release of the sixth book in the Harry Potter series, partially offset by decreased occupancy and distribution costs as a percentage of sales. The increase in the International segment resulted from a decrease in merchandise costs, primarily due to the higher product margins generated by Paperchase and decreased product markdowns, partially offset by increased occupancy, freight and distribution costs as a percentage of sales.

The Company classifies the following items as “Cost of merchandise sold (includes occupancy)” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network and store occupancy from cost of sales and include those costs in other financial statement lines.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $12.4 million, or 6.0%, to $219.5 million in 2005 from $207.1 million in 2004. As a percentage of sales, SG&A increased 0.3%, to 24.7% in 2005 from 24.4% in 2004. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the International segment, partially offset by decreases in the Borders and Waldenbooks segments. International SG&A expenses as percentage of sales increased primarily as a result of increased corporate and store payroll and operating expenses, all of which are due to the acquisition of Paperchase, partially offset by decreased advertising expense. Borders SG&A expenses as a percentage of sales decreased primarily due to decreased advertising and store payroll expenses, partially offset by increased corporate payroll and store operating expenses, due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives. The Waldenbooks decrease was primarily due to decreased advertising and store payroll expenses, partially offset by increased corporate payroll expenses, also due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $0.9 million, or 37.5%, to $3.3 million in 2005 from $2.4 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases and capital expenditures in 2005.

Taxes

The Company's effective tax rate was 37.0% in 2005 and 2004.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.1% in 2005 from 0.9% in 2004, and net income dollars decreased to $1.3 million in 2005 from $7.9 million in 2004.

Consolidated Results -- Comparison of the 26 weeks ended July 23, 2005 to the 26 weeks ended July 25, 2004

Sales

Consolidated sales increased increased $60.9 million, or 3.6%, to $1,738.8 million in 2005 from $1,677.9 million in 2004. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores increased 0.6% in the 26 weeks ended July 23, 2005. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2005 was due primarily to the book category, driven by release of the sixth title in the Harry Potter series, along with strong book sales, especially in adult fiction, romance and business and money management titles, as well as increased sales of movies on a comparable store basis, primarily as the result of increased sales of digital videodiscs (DVDs). Partially offsetting the increase in comparable store sales of books and movies were comparable store sales decreases in the music category. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 0.6% in the 26 weeks ended July 25, 2004. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2004 was primarily due to the sluggish mall environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consist of wholesale revenue earned through sales of merchandise to Berjaya Group Berhad (“Berjaya”), as part of a franchise agreement under which Berjaya opened a Borders superstore in Malaysia in April 2005. Other revenue for the Borders segment also includes referral fees received from Amazon as part of the Mirror Site agreements, and other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks segment primarily consists of membership income from the Preferered Reader Program.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the Preferred Reader membership, and categorizes the income as "Other revenue" in the Company's consolidated statements of operations. Discounts on purchases are netted against "Sales" in the Company's consolidated statements of operations.

Other revenue has decreased $3.6 million, or 26.5%, to $10.0 million in 2005 from $13.6 million in 2004. The decrease is mainly due to the Waldenbooks segment, due primarily to the change in the Preferred Reader Program, partially offset by an increase in the Borders and International segments, due primarily to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Consolidated gross margin increased $6.9 million, or 1.6%, to $440.5 million in 2005 from $433.6 million in 2004. As a percentage of sales, consolidated gross margin decreased 0.4%, to 25.4 % in 2005 from 25.8% in 2004. The decrease is mainly due to the Borders and Waldenbooks segments’ gross margin as a percentage of sales decreasing, partially offset by an increase in the International segment. The decrease in the Borders segment was due to higher product costs as a percentage of sales in 2005, primarily due to increased bestseller discounts driven by the release of the sixth book in the Harry Potter series. The decrease in the Waldenbooks segment was primarily due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program, as previously discussed, partially offset by decreased occupancy and distribution costs as a percentage of sales. The increase in the International segment resulted from a decrease in merchandise costs, primarily due to the higher product margins generated by Paperchase and decreased product markdowns, partially offset by increased occupancy and distribution costs as a percentage of sales.

The Company classifies the following items as “Cost of merchandise sold (includes occupancy)” on its consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). The Company’s gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network and store occupancy from cost of sales and include those costs in other financial statement lines.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $27.3 million, or 6.6%, to $438.0 million in 2005 from $410.7 million in 2004. As a percentage of sales, SG&A increased 0.7%, to 25.2% in 2005 from 24.5 % in 2004. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. Borders SG&A expenses as percentage of sales increased primarily due to increased corporate payroll expenses and store payroll and operating expenses, all of which are due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives, partially offset by decreased advertising expense and decreased store payroll expenses. The Waldenbooks increase was primarily due to increased corporate payroll and advertising expenses as a percentage of sales, partially offset by decreased store operating expenses. The International increase in SG&A expenses as a percentage of sales was primarily the result of increased corporate and store payroll and operating expenses, all of which are due to the acquisition of Paperchase, partially offset by decreased advertising expense.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $1.2 million, or 27.9%, to $5.5 million in 2005 from $4.3 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases and capital expenditures in 2005.

Taxes

The Company's effective tax rate was 37.0% in 2005 and 2004.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 0.2% in 2005 from net income of 0.6% in 2004, and net income dollars decreased to a net loss of $4.0 million in 2005 from net income of $10.2 million in 2004.

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

Borders

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 23, 2005	July 25, 2004	July 23, 2005	July 23, 2005
Sales	$618.5	$592.8	$1,197.9	$1,170.1
Other revenue	$1.4	$0.6	$3.8	$1.3
Net income	$14.7	$15.7	$22.7	$25.8
Net income as % of sales	2.4%	2.6%	1.9%	2.2%
Depreciation expense	$21.3	$19.0	$43.0	$38.7
Interest income	$2.8	$1.1	$5.7	$2.9
Store openings	4	2	4	6
Store closings	1	-	2	1
Store count	464	450	464	450

Borders - Comparison of the 13 weeks ended July 23, 2005 to the 13 weeks ended July 25, 2004

Sales

Borders' sales increased $25.7 million, or 4.3%, to $618.5 million in 2005 from $592.8 million in 2004. This increase was comprised of non-comparable sales primarily associated with 2005 and 2004 store openings of $14.0 million and comparable store sales increases of $11.7 million.

Other revenue

Other revenue increased $0.8 million, or 133.3%, to $1.4 million in 2005 from $0.6 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased 1.0%, to 27.5% in 2005 from 28.5% in 2004, primarily due to increases as a percentage of sales of product costs of 1.1%. This resulted from increased bestseller discounts in 2005, driven by the release of the sixth book in the Harry Potter series. Also contributing to the decrease in gross margin percentage were increased distribution costs of 0.2%, partially offset by lower store occupancy and other costs of 0.3% as a percentage of sales.

Gross margin dollars increased $1.2 million, or 0.7%, to $169.9 million in 2005 from $168.7 million in 2004, which was primarily due to increased sales, partially offset by the decrease in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.3%, to 23.9% in 2005 from 24.2% in 2004, primarily due to decreased advertising expense of 0.7% as a percentage of sales, primarily due to reduced newsprint advertising, and decreased store payroll of 0.3% as a percentage of sales, primarily due to the increase in comparable store sales. Partially offsetting these decreases were increased corporate payroll and store operating expenses of 0.7% as a percentage of sales, due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives.

SG&A dollars increased $4.4 million, or 3.1%, to $147.6 million in 2005 from $143.2 million in 2004, primarily due to cost increases to support strategic initiatives and increased store payroll expenses resulting from new store openings, partially offset by decreased advertising expense.

Depreciation expense

Depreciation expense increased $2.3 million, or 12.1%, to $21.3 million in 2005 from $19.0 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders interest income increased $1.7 million, or 154.5%, to $2.8 million in 2005 from $1.1 million in 2004. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 2.4% in 2005 from 2.6% in 2004, and net income dollars decreased $1.0 million, or 6.4%, to $14.7 million in 2005 from $15.7 million in 2004.

Borders - Comparison of the 26 weeks ended July 23, 2005 to the 26 weeks ended July 25, 2004

Sales

Borders' sales increased $27.8 million, or 2.4%, to $1,197.9 million in 2005 from $1,170.1 million in 2004. This increase was comprised of non-comparable sales primarily associated with 2005 and 2004 store openings of $28.1 million and comparable store sales increases of $5.9 million, partially offset by a sales decrease of $6.2 million due to the change in fiscal year, which resulted in one less day in the first quarter of 2005 as compared to 2004.

Other revenue

Other revenue increased $2.5 million, or 192.3%, to $3.8 million in 2005 from $1.3 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased 0.4%, to 27.1% in 2005 from 27.5% in 2004, due to increased product costs as a percentage of sales, primarily due to increased bestseller discounts in 2005, driven by the release of the sixth book in the Harry Potter series.

Gross margin dollars increased $2.8 million, or 0.9%, to $324.4 million in 2005 from $321.6 million in 2004, which was primarily due to increased sales, partially offset by the decrease in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.3%, to 24.3% in 2005 from 24.0% in 2004, primarily due to increased corporate payroll and store operating expenses of 0.9% as a percentage of sales, due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives. Partially offsetting these increases were decreased advertising expense of 0.5% as a percentage of sales, primarily due to reduced newsprint advertising, and decreased store payroll of 0.1% as a percentage of sales, primarily a result of the increase in comparable store sales.

SG&A dollars increased $10.8 million, or 3.8%, to $291.6 million in 2005 from $280.8 million in 2004, primarily due to cost increases to support strategic initiatives and increased store payroll expenses resulting from new store openings, partially offset by decreased advertising expense.

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

In the first quarter of 2004, Borders recognized as income its final insurance reimbursement of $1.2 million related to the September 11, 2001 loss. Of this, $0.9 million was categorized as an offset to “Selling, general and administrative expenses”. This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses”. The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.

Depreciation expense

Depreciation expense increased $4.3 million, or 11.1%, to $43.0 million in 2005 from $38.7 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders interest income increased $2.8 million, or 96.6%, to $5.7 million in 2005 from $2.9 million in 2004. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.9% in 2005 from 2.2% in 2004, and net income dollars decreased $3.1 million, or 12.0%, to $22.7 million in 2005 from $25.8 million in 2004.

Waldenbooks

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Sales	$151.0	$150.0	$294.1	$300.8
Other revenue	$0.6	$4.5	$1.6	$9.9
Net income	$0.5	$1.5	$1.0	$4.4
Net income as % of sales	0.3%	1.0%	0.3%	1.5%
Depreciation expense	$3.6	$3.4	$7.0	$6.9
Interest income	$11.0	$10.3	$21.9	$20.8
Store Openings	8	4	11	5
Store Closings	6	3	12	11
Store Count	704	727	704	727

Waldenbooks - Comparison of the 13 weeks ended July 23, 2005 to the 13 weeks ended July 25, 2004

Sales

Waldenbooks' sales increased $1.0 million, or 0.7%, to $151.0 million in 2005 from $150.0 million in 2004. This increase was comprised of increased comparable store sales of $2.9 million, partially offset by decreased non-comparable sales associated with 2005 and 2004 store closings of $1.9 million.

Other revenue

Waldenbooks' other revenue, which consists of membership income from the Preferred Reader Program, decreased $3.9 million, or 86.7%, to $0.6 million in 2005 from $4.5 million in 2004. This was due to the change in the Preferred Reader Program as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased 1.7%, to 20.7% in 2005 from 22.4 % in 2004. This was primarily due to a 2.6% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, as previously discussed, and increased product costs as a percentage of sales of 0.6%, primarily due to increased bestseller discounts in 2005, driven by the release of the sixth book in the Harry Potter series. Partially offsetting these items were decreased store occupancy expenses of 1.2% as a percentage of sales, due to occupancy costs for stores open more than one year remaining essentially flat while comparable store sales increased, as well as decreased distribution costs of 0.3% as a percentage of sales.

Gross margin dollars decreased $2.5 million, or 7.4%, to $31.2 million in 2005 from $33.7 million in 2004, primarily due to store closures and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.2%, to 27.2% in 2005 from 27.4% in 2004. This was primarily due to decreased store payroll and operating expenses of 0.5% as a percentage of sales and decreased corporate operating expenses of 0.3% as a percentage of sales, resulting from these costs remaining essentially flat while comparable store sales increased. Partially offsetting the decrease in these costs were increased corporate payroll expense of 0.6% as a percentage of sales, due to the de-leveraging of fixed costs resulting from cost increases to support strategic initiatives.

SG&A dollars remained flat at $41.0 million in 2005 and 2004.

Depreciation expense

Depreciation expense increased $0.2 million, or 5.9%, to $3.6 million in 2005 from $3.4 million in 2004. This was primarily the result of increased depreciation expense recognized on new airport and outlet stores, as well as on capital additions related to the conversion of select Waldenbooks stores to Borders Express.

Interest income

Interest income increased $0.7 million, or 6.8%, to $11.0 million in 2005 from $10.3 million in 2004. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.3% in 2005 from 1.0% in 2004, and net income dollars decreased $1.0 million, or 66.7%, to $0.5 million in 2005 from $1.5 million in 2004.

Waldenbooks - Comparison of the 26 weeks ended July 23, 2005 to the 26 weeks ended July 25, 2004

Sales

Waldenbooks' sales decreased $6.7 million, or 2.2%, to $294.1 million in 2005 from $300.8 million in 2004. This decrease was comprised of decreased comparable store sales of $2.1 million and decreased non-comparable sales associated with 2005 and 2004 store closings of $4.6 million.

Other revenue

Waldenbooks' other revenue, which consists of membership income from the Preferred Reader Program, decreased $8.3 million, or 83.8%, to $1.6 million in 2005 from $9.9 million in 2004. This was due to the change in the Preferred Reader Program as previously discussed.

Gross margin

Gross margin as a percentage of sales decreased 1.8%, to 21.7% in 2005 from 23.5% in 2004. This was primarily due to a 2.7% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, as previously discussed, partially offset by decreased store occupancy expenses of 0.7% as a percentage of sales due to favorable lease renewal rates, and decreased distribution costs of 0.2% as a percentage of sales.

Gross margin dollars decreased $6.8 million, or 9.6%, to $63.9 million in 2005 from $70.7 million in 2004, primarily due to store closings, decreased comparable store sales and the decrease in gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.7%, to 28.4% in 2005 from 27.7% in 2004. This was primarily due to increased corporate payroll expense of 0.7% as a percentage of sales, due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives, and increased advertising expense of 0.2% as a percentage of sales. Partially offsetting the increase in these costs were decreased store operating expenses of 0.2% as a percentage of sales.

SG&A dollars remained flat at $83.4 million in 2005 and 2004.

Depreciation expense

Depreciation expense increased $0.1 million, or 1.4%, to $7.0 million in 2005 from $6.9 million in 2004. This was primarily the result of increased depreciation expense recognized on new airport and outlet stores, as well as on capital additions related to the conversion of select Waldenbooks stores to Borders Express.

Interest income

Interest income increased $1.1 million, or 5.3%, to $21.9 million in 2005 from $20.8 million in 2004. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.3% in 2005 from 1.5% in 2004, and net income dollars decreased $3.4 million, or 77.3%, to $1.0 million in 2005 from $4.4 million in 2004.

International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Sales	$122.1	$104.3	$246.8	$207.0
Other revenue	$2.2	$1.2	$4.6	$2.4
Net loss	$(5.2)	$(2.8)	$(11.0)	$(6.3)
Net loss as % of sales	(4.3)%	(2.7)%	(4.5)%	(3.0)%
Depreciation expense	$4.6	$3.6	$9.1	$7.4
Interest expense	$5.3	$4.3	$10.4	$9.0
Superstore Store Openings	1	-	5	-
Superstore Store Count	47	37	47	37
Books etc. Store Openings	-	1	-	1
Books etc. Store Closings	2	1	2	1
Books etc. Store Count	33	36	33	36

International - Comparison of the 13 weeks ended July 23, 2005 to the 13 weeks ended July 25, 2004

Sales

International sales increased $17.8 million, or 17.1%, to $122.1 million in 2005 from $104.3 million in 2004. Of this increase in sales, 2.5% was due to the translation of foreign currencies to U.S. dollars. The remaining 14.6% was the result of new superstore openings, partially offset by comparable store sales decreases, primarily a result of the slow sales environment in the U.K. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue increased $1.0 million, or 83.3%, to $2.2 million in 2005 from $1.2 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as previously discussed.

Gross margin

Gross margin as a percentage of sales increased 0.8%, to 20.9% in 2005 from 20.1% in 2004, primarily the result of a decrease of 2.2% in merchandise costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. In addition, the Company negotiated improved vendor terms, which further contributed to the reduction in merchandise costs. Also contributing to the increase in the gross margin percentage are improvements of 0.3% in product markdowns as a percentage of sales, resulting from improved vendor terms related to returnability of merchandise, largely in the Company’s Asia Pacific stores. Partially offsetting these factors were increased occupancy costs of 1.1% as a percentage of sales, due to rent expense recorded for the construction build-out period of new stores opening in the second and third quarters of 2005, as well as increased freight and distribution costs of 0.6% as a percentage of sales, largely due to the higher supply chain costs of Paperchase.

Gross margin dollars increased $4.7 million, or 22.5%, to $25.6 million in 2005 from $20.9 million in 2004. Of this increase, $0.3 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings, the acquisition of Paperchase and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.4%, to 23.8% in 2005 from 20.4% in 2004. This was primarily the result of increases as a percentage of sales in store payroll of 1.4%, administrative expenses of 1.2%, administrative payroll of 0.8% and store operating expenses of 0.6%, all of which are due to the acquisition of Paperchase. These increases were partially offset by decreased advertising costs of 0.6% as a percentage of sales.

SG&A dollars increased $7.7 million, or 36.0%, to $29.1 million in 2005 from $21.4 million in 2004. Of this increase, $0.4 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings, the acquisition of Paperchase and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $1.0 million, or 27.8%, to $4.6 million in 2005 from $3.6 million in 2004. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $1.0 million, or 23.3%, to $5.3 million in 2005 from $4.3 million in 2004. This was a result of interest earned on holdings from the sale of the Charing Cross property in 2004. The proceeds from this sale were utilized in the purchase of Paperchase, which was completed at the end of the second quarter of 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 4.3% in 2005 as compared to 2.7% in 2004, and net loss dollars increased $2.4 million, or 85.7%, to $5.2 million in 2005 from $2.8 million in 2004.

International - Comparison of the 26 weeks ended July 23, 2005 to the 26 weeks ended July 25, 2004

Sales

International sales increased $39.8 million, or 19.2%, to $246.8 million in 2005 from $207.0 million in 2004. Of this increase in sales, 3.2% was due to the translation of foreign currencies to U.S. dollars. The remaining 16.0% was the result of new superstore openings and comparable store sales increases. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue increased $2.2 million, or 91.7%, to $4.6 million in 2005 from $2.4 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as previously discussed.

Gross margin

Gross margin as a percentage of sales increased 1.2%, to 21.2% in 2005 from 20.0% in 2004, primarily the result of a decrease of 2.9% in merchandise costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. In addition, the Company negotiated improved vendor terms, which further contributed to the reduction in merchandise costs. Also contributing to the increase in the gross margin percentage are improvements of 0.2% in product markdowns as a percentage of sales, resulting from improved vendor terms related to returnability of merchandise, largely in the Company’s Asia Pacific stores. Partially offsetting these factors were increased occupancy costs of 1.4% as a percentage of sales, due to rent expense recorded for the construction build-out period of new stores opening in the first three quarters of 2005, as well as increased distribution costs of 0.5% as a percentage of sales, largely due to the higher supply chain costs of Paperchase.

Gross margin dollars increased $10.9 million, or 26.4%, to $52.2 million in 2005 from $41.3 million in 2004. Of this increase, $1.0 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings, the acquisition of Paperchase and the improved gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.4%, to 24.0% in 2004 from 20.6% in 2003. This was primarily the result of increases as a percentage of sales in store payroll of 1.4%, administrative expenses of 1.0%, administrative payroll of 0.7% and store operating expenses of 0.6%, all of which are due to the acquisition of Paperchase. These increases were partially offset by decreased advertising costs of 0.3% as a percentage of sales.

SG&A dollars increased $16.5 million, or 38.6%, to $59.3 million in 2005 from $42.8 million in 2004. Of this increase, $1.1 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to store openings, the acquisition of Paperchase and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $1.7 million, or 23.0%, to $9.1 million in 2005 from $7.4 million in 2004. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $1.4 million, or 15.6%, to $10.4 million in 2005 from $9.0 million in 2004. This was a result of interest earned on holdings from the sale of the Charing Cross property in 2004. The proceeds from this sale were utilized in the purchase of Paperchase, which was completed at the end of the second quarter of 2004.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 4.5% in 2005 as compared to 3.0% in 2004, and net loss dollars increased $4.7 million, or 74.6%, to $11.0 million in 2005 from $6.3 million in 2004.

Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 23, 2005	July 25, 2004	July 23, 2005	July 25, 2004
Net loss	$(8.7)	$(6.5)	$(16.7)	$(13.7)
Interest expense	$11.8	$9.5	$22.7	$19.0

Corporate - Comparison of the 13 weeks ended July 23, 2005 to the 13 weeks ended July 25, 2004

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $2.2 million, or 33.8%, to $8.7 million in 2005 from $6.5 million in 2004. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2005. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Corporate - Comparison of the 26 weeks ended July 23, 2005 to the 26 weeks ended July 25, 2004

Net loss dollars increased $3.0 million, or 21.9%, to $16.7 million in 2005 from $13.7 million in 2004. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2005. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $75.7 million and $77.0 million for the 26 weeks ended July 23, 2005 and July 25, 2004, respectively. Operating cash outflows for the period reflect operating results and decreases in taxes payable, expenses payable and accrued liabilities and accounts payable, as well as increases in inventories, prepaid expenses and other long-term assets. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated 2004 taxes. The current year operating cash inflows primarily reflect non-cash charges for depreciation and a loss on the disposal of assets related to the remodel program, as well as a decrease in accounts receivable and an increase in other long-term liabilities.

Net cash provided by investing was $10.2 million in 2005, which primarily resulted from the sale of auction rate securities of $95.4 million. Net cash provided by investing was $78.7 million in 2004, which primarily resulted from the sale of auction rate securities of $118.0 million, as well as proceeds received from the sale-leaseback of a Company-owned store and office building in the United

Kingdom. The proceeds from the sale, totaling $32.3 million, were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20 year term of the operating lease. Net cash provided by investing in 2004 was partially offset by cash used for the acquisition of Paperchase of $31.4 million.

In fiscal 2005, capital expenditures were $85.2 million, which primarily funded the remodeling of 45 domestic Borders superstores and the conversion of 48 Waldenbooks stores to Borders Express, as well as investments in new merchandising systems. Additional capital spending in 2005 reflects the opening of five new Borders superstores, as well as four new airport stores and seven new outlet stores operated by the Waldenbooks segment. In fiscal 2004, capital expenditures were $40.2 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2004 reflect the opening of six new superstores and one new airport store, operated by the Waldenbooks segment, as well as the remodel of 18 existing domestic superstores.

Net cash used for financing in 2005 was $100.3 million, resulting from the repurchase of common stock totaling $117.5 million, the payment of the Company’s quarterly cash dividends of $12.9 million, partially offset by $14.3 million of proceeds from stock option exercises and funding from the Company’s credit facility of $15.8 million. Net cash used for financing in 2004 was $80.8 million, resulting from the repurchase of common stock totaling $91.7 million, the repayment of the credit facility of $0.7 million, the payment of the Company’s quarterly cash dividends of $12.3 million and the repayment of capital lease obligations of $0.4 million, partially offset by $24.3 million of proceeds from stock option exercises.

The Company expects capital expenditures to approximate $175.0 million in 2005, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations, most of which will include conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, convert approximately 100 Waldenbooks stores to Borders Express, and open approximately 15 new airport and outlet mall stores. In addition, capital expenditures will result from International store openings and continued investment in new buying and merchandising systems. The Company currently plans to open approximately 18 to 20 new domestic Borders superstores and approximately 14 new International stores in 2005. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.2 million to $0.7 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.4 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

The Company currently has a share repurchase program in place with remaining authorization to repurchase approximately $147.1 million. During the 26 weeks ended July 23, 2005 and July 25, 2004, $117.5 million and $91.7 million of common stock were repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2005, subject to the Company's share price, capital needs and regulatory requirements.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 million (which may be increased to $700.0 million under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of July 23, 2005 the Company was in compliance with all covenants contained within this agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. As of July 23, 2005 the Company was in compliance with all covenants contained within this agreement.

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

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt (including current portion) of $5.6 million and minority interest of $0.3 million at July 23, 2005. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 23, 2005. There have been no significant changes in these estimates during the second quarter of fiscal 2005.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 23, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Control: There were no changes in the Company’s internal control over financial reporting during the quarter ended July 23, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 3 - Commitments and Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the second quarter of fiscal 2005.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 24, 2005 through May 21, 2005	1,186,433	$24.53	1,185,000	$172,119,780

May 22, 2005 through June 18, 2005	1,018,600	$25.26	1,018,600	$149,480,531

June 19, 2005 through July 23, 2005	201,424	$24.97	200,000	$147,106,667

Total	2,406,457	$24.87	2,403,600	$147,106,667

(1)	During the second quarter of 2005, the company retired 2,857 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)
On February 9, 2005, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $250 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company).

Item 4. Submission of Matters to a Vote of Securityholders

The following actions were taken at the Annual Meeting of the Company held on May 19, 2005, with the votes on such matters being indicated as below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2006:
Name	For	Authority Withheld
Joel J. Cohen	66,670,094 Shares	127,088 Shares
Gregory P. Josefowicz	64,763,357 Shares	2,033,825 Shares
Amy B. Lane	66,645,646 Shares	151,536 Shares
Victor L. Lund	65,463,556 Shares	1,333,626 Shares
Edna Greene Medford	66,668,135 Shares	129,047 Shares
Lawrence I. Pollock	66,646,166 Shares	151,016 Shares
Beth M. Pritchard	65,504,127 Shares	1,293,055 Shares

2. The performance goals and maximum amounts payable under the Company's Annual Incentive Bonus Plan were re-affirmed:

For	65,336,553 Shares
Against	1,437,364 Shares
Abstain	23,265 Shares

3. The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal 2005 was ratified:

For	65,234,487 Shares
Against	1,548,277 Shares
Abstain	14,418 Shares

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Cautionary Statement under the Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Statements

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: August 26, 2005	By:/s/ Edward W. Wilhelm
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