Form 10-Q
period 2005-10-22
BORDERS GROUP INC
filed 2005-11-23
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 22, 2005

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
Yes _ No _X___

The number of shares of common stock outstanding at November 17, 2005 was 66,771,926

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

Page

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	12
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	27
Item 4. Controls and Procedures	27

Part II - Other information

Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds	28
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Securityholders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
		(Restated)
	October 22, 2005	October 24, 2004
Sales	$837.2	$833.3
Other revenue	3.7	5.3
Total revenue	840.9	838.6

Cost of merchandise sold, including occupancy costs	640.9	625.5
Gross margin	200.0	213.1

Selling, general and administrative expenses	216.5	210.8
Pre-opening expense	2.4	1.7
Asset impairments and other writedowns	0.4	0.2
Operating income (loss)	(19.3)	0.4

Interest expense	3.5	2.2
Loss before income tax	(22.8)	(1.8)

Income tax benefit	(8.7)	(0.7)
Net loss	$(14.1)	$(1.1)

Loss per common share data
Diluted:
Loss per common share	$(0.20)	$(0.01)
Weighted average common shares outstanding (in millions)	69.2	76.5
Basic:
Loss per common share	$(0.20)	$(0.01)
Weighted average common shares outstanding (in millions)	69.2	76.5

Dividends declared per common share	$0.09	$0.08

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
		(Restated)
	October 22, 2005	October 24, 2004
Sales	$2,576.0	$2,511.2
Other revenue	13.7	18.9
Total revenue	2,589.7	2,530.1

Cost of merchandise sold, including occupancy costs	1,949.2	1,883.4
Gross margin	640.5	646.7

Selling, general and administrative expenses	654.5	621.5
Pre-opening expense	5.1	3.4
Asset impairments and other writedowns	1.0	0.8
Operating income (loss)	(20.1)	21.0

Interest expense	9.0	6.5
Income (loss) before income tax	(29.1)	14.5

Income tax provision (benefit)	(11.0)	5.4
Net income (loss)	$(18.1)	$9.1

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.25)	$0.12
Weighted average common shares outstanding (in millions)	71.0	78.6
Basic:
Income (loss) per common share	$(0.25)	$0.12
Weighted average common shares outstanding (in millions)	71.0	77.2

Dividends declared per common share	$0.27	$0.24

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

		(Restated)
	October 22, 2005	October 24, 2004	January 23, 2005
Assets
Current assets:
Cash and cash equivalents	$67.7	$145.8	$244.8
Investments	-	-	95.4
Merchandise inventories	1,612.9	1,533.5	1,306.9
Accounts receivable and other current assets	112.3	89.0	118.3
Total current assets	1,792.9	1,768.3	1,765.4
Property and equipment, net of accumulated depreciation of
$970.1, $884.3 and $912.2 at October 22, 2005, October 24,
2004 and January 23, 2005, respectively	680.6	635.8	635.6
Other assets	78.7	85.7	84.8
Deferred income taxes	14.3	30.5	14.4
Goodwill	123.6	123.4	128.6
Total assets	$2,690.1	$2,643.7	$2,628.8

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$378.2	$136.7	$141.2
Trade accounts payable	790.2	829.3	615.1
Accrued payroll and other liabilities	250.0	250.2	306.4
Taxes, including income taxes	35.0	53.4	118.3
Deferred income taxes	15.0	12.1	15.0
Total current liabilities	1,468.4	1,281.7	1,196.0
Long-term debt	5.4	56.3	55.8
Other long-term liabilities	319.6	277.9	286.7
Total liabilities	1,793.4	1,615.9	1,538.5
Minority interest	1.3	1.4	1.4
Total liabilities and minority interest	1,794.7	1,617.3	1,539.9
Stockholders' equity:
Common stock; 200,000,000 shares authorized;
68,002,960, 76,121,261 and 73,875,627 shares issued
and outstanding at October 22, 2005, October 24, 2004 and
January 23, 2005, respectively	375.1	582.5	525.1
Deferred compensation	(0.5)	(0.5)	(0.5)
Accumulated other comprehensive income	18.9	21.6	25.3
Retained earnings	501.9	422.8	539.0
Total stockholders' equity	895.4	1,026.4	1,088.9
Total liabilities, minority interest and stockholders' equity	$2,690.1	$2,643.7	$2,628.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 22, 2005
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Compensation	Income	Earnings	Total
Balance at January 23, 2005	73,875,627	$525.1	$(0.5)	$25.3	$539.0	$1,088.9
Net loss	-	-	-	-	(18.1)	(18.1)
Currency translation adjustment	-	-	-	(6.4)	-	(6.4)
Comprehensive loss						(24.5)
Cash dividends declared ($0.27 per common share)	-	-	-	-	(19.0)	(19.0)
Issuance of common stock	1,237,880	18.6	-	-	-	18.6
Repurchase and retirement of
common stock	(7,110,547)	(172.7)	-	-	-	(172.7)
Change in deferred
compensation	-	-	-	-	-	-
Tax benefit of equity
compensation	-	4.1	-	-	-	4.1
Balance at October 22, 2005	68,002,960	$375.1	$(0.5)	$18.9	$501.9	$895.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	39 Weeks Ended
		(Restated)
	October 22, 2005	October 24, 2004
Cash provided by (used for):
Operations
Net income (loss)	$(18.1)	$9.1
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	88.2	80.1
Gain on deconsolidation of variable interest entity	-	(2.9)
Loss on disposal of assets	4.3	1.2
Gain on sale of investments	(1.2)	-
Increase in deferred income taxes	(0.4)	(5.0)
Increase in other long-term assets	(2.9)	(7.8)
Increase in other long-term liabilities	25.7	5.7
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(313.0)	(292.4)
Decrease in accounts receivable	14.0	22.3
Increase in prepaid expenses	(9.5)	(9.7)
Increase in accounts payable	178.5	229.7
Decrease in taxes payable	(78.3)	(63.6)
Decrease in expenses payable and accrued liabilities	(48.4)	(35.8)
Net cash used for operations	(161.1)	(69.1)
Investing
Capital expenditures	(142.6)	(79.7)
Proceeds from sale of investments	105.2	118.0
Proceeds from sale-leaseback of assets	-	32.3
Acquisition	-	(31.2)
Net cash provided by (used for) investing	(37.4)	39.4
Financing
Net repayment of long-term capital lease obligations	-	(0.4)
Net funding from credit facility	195.4	6.5
Issuance of common stock	18.6	32.1
Payment of cash dividends	(19.0)	(18.5)
Repurchase of common stock	(172.7)	(104.6)
Net cash provided by (used for) financing	22.3	(84.9)
Effect of exchange rates on cash and equivalents	(0.9)	(0.4)
Net decrease in cash and equivalents	(177.1)	(115.0)
Cash and equivalents at beginning of year	244.8	260.8
Cash and equivalents at end of period	$67.7	$145.8

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

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s third quarter of fiscal 2005 ended October 22, 2005. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. References herein to years are to the Company’s fiscal years.

At October 22, 2005, the Company operated 516 superstores under the Borders name, including 466 in the United States, 32 in the United Kingdom, 12 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 700 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 85 locations, including 36 located inside Borders International superstores, at October 22, 2005.

NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. For the quarter ended October 24, 2004, the Restatement increased net income by $0.4, or $0.01 per share, and for the nine months ended October 24, 2004, the Restatement reduced net income by $0.9, or $0.01 per share, increased total assets by $120.7 and increased cash used for operations by $6.8.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees' hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys' fees and such other relief as the court deems proper. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has until December 1, 2005 to file an appeal. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

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

Although an adverse resolution of any of the matters described above could have a material adverse effect on the results of the operations of the Company for the applicable period or periods, the Company does not believe that these matters will have a material effect on its liquidity or financial position.

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

NOTE 4 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and will expire in July 2009. The Credit Agreement provides for borrowings of up to $500.0 (which may be increased to $700.0 under certain circumstances) secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement of $324.3 at October 22, 2005, $127.7 at October 24, 2004 and $131.7 at January 23, 2005. See “Note 11 - Subsequent Event” for further discussion of the Credit Agreement.

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

Consolidated VIEs: At October 22, 2005, the Company is the primary beneficiary of two VIEs (unrelated to the two VIEs previously discussed), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3, long-term debt (including current portion) of $5.6 and minority interest of $0.3 at October 22, 2005. The Company leased two store locations from these VIEs at October 22, 2005.

As of October 22, 2005 the Company was in compliance with its debt covenants.

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

	13 Weeks Ended		39 Weeks Ended
		(Restated)		(Restated)
	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Net income (loss), as reported	$(14.1)	$(1.1)	$(18.1)	$9.1
Add: Stock-based employee expense included in reported net income, net of related tax effects	-	-	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.3	1.3	3.7	3.7
Pro forma net income (loss)	$(15.4)	$(2.4)	$(21.7)	$5.5
Earnings (loss) per share:
Basic -- as reported	$(0.20)	$(0.01)	$(0.25)	$0.12
Basic -- pro forma	$(0.22)	$(0.03)	$(0.31)	$0.07
Diluted -- as reported	$(0.20)	$(0.01)	$(0.25)	$0.12
Diluted -- pro forma	$(0.22)	$(0.03)	$(0.31)	$0.07

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, amends FAS No. 95, “Statement of Cash Flows,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt FAS 123 (R) in the first quarter of 2006 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of October 22, 2005, there were approximately 2.4 million stock option awards granted to employees that remain unvested. Based on the adoption of FAS 123(R) in the first quarter of 2006, the Company estimates the impact to be an after-tax charge of approximately $0.6. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.1 and $8.7 for the nine months ended October 22, 2005 and October 24, 2004, respectively.

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

	13 Weeks Ended		39 Weeks Ended
		(Restated)		(Restated)
	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Sales
Borders	$572.9	$564.1	$1,770.8	$1,734.2
Waldenbooks	138.4	150.6	432.5	451.4
International	125.9	118.6	372.7	325.6
Total sales	$837.2	$833.3	$2,576.0	$2,511.2

Net income (loss)
Borders	$7.6	$9.1	$30.3	$34.9
Waldenbooks	(3.4)	(1.1)	(2.4)	3.3
International	(10.4)	(2.5)	(21.4)	(8.8)
Corporate	(7.9)	(6.6)	(24.6)	(20.3)
Total net income (loss)	$(14.1)	$(1.1)	$(18.1)	$9.1

Total assets
Borders			$1,688.1	$1,642.1
Waldenbooks			407.0	392.7
International			473.3	423.8
Corporate			121.7	185.1
Total assets			$2,690.1	$2,643.7

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $84.7 and $66.7 at October 22, 2005 and October 24, 2004, respectively, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		39 Weeks Ended
		(Restated)		(Restated)
	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Borders	$2.3	$2.6	$7.3	$7.6
Waldenbooks	1.1	1.3	3.4	3.6
International	-	-	0.1	0.1
Total	$3.4	$3.9	$10.8	$11.3

NOTE 7 - CORRECTION OF PRIOR YEARS’ LEASE ACCOUNTING

As a result of the Company’s continuing review of its internal controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices, the Company is correcting its accounting for international leases and mortgage note receivables in the quarter ended October 22, 2005.

The Company’s accounting policies require that rent expense pursuant to operating lease agreements be recognized on a straight-line basis over the term of the lease agreement. During the quarter ended October 22, 2005, the Company concluded that rent payments required by several of the International segment’s lease agreements were not being recognized on the required straight-line basis. Specifically, certain lease agreements contained provisions that increased rent payments over time, and the Company had recognized the effect of these rent escalations in the period the escalations occurred, rather than on a straight-line basis over the lease term. In fiscal 2004, as part of the year-end restatement pertaining to various lease accounting matters discussed in Note 2, straight-line rent liabilities were recorded for the International segment’s store lease agreements; however, these recorded liabilities resulted from recognizing pre-opening rent on a straight-line basis, not from post-opening rent escalation provisions. As a result, the Company has increased other long-term liabilities (which includes straight-line rent liabilities) for its International segment by $4.9, and has increased the segment’s occupancy expense by the same amount. The after-tax impact of this non-cash adjustment was $3.4.

In addition, the Company is correcting its accounting for four mortgage note receivables held by the Borders segment. The principal amounts due to Borders under the mortgage note agreements, which relate to stores and a distribution facility occupied by Borders, exceeded the amounts the Company had recorded on its balance sheet. As a result, the Company has increased other (non-current) assets for its Borders segment by $2.9, and has decreased the segment’s occupancy expense by the same amount. The after-tax impact of this non-cash adjustment was $1.8.

NOTE 8 - SALE-LEASEBACK TRANSACTION

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

NOTE 9 — ACQUISITION OF PAPERCHASE PRODUCTS, LTD.

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

NOTE 10 — SEATTLE’S BEST COFFEE LICENSING AGREEMENT

In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee LLC (“Seattle’s Best”), a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores began conversion to Seattle’s Best cafes in early 2005, and will continue through 2007. These cafes will continue to be managed and staffed by Company employees, who will be trained on Seattle’s Best brand standards and procedures. Seattle’s Best will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company.

NOTE 11 — SUBSEQUENT EVENT

Subsequent to the quarter ended October 22, 2005, the Company entered into an Increase of Total Commitment and Amendment No. 1 (the “Amendment”) to the Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004. The principal purposes of the Amendment were to increase the total commitment under the Amended and Restated Multicurrency Revolving Credit Agreement to $700.0 from $500.0, and to extend the term of such Agreement until October 28, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 22, 2005, the Company operated 516 superstores under the Borders name, including 466 in the United States, 32 in the United Kingdom, 12 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 700 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts, with 85 locations, including 36 located inside Borders International superstores, at October 22, 2005.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks through a combination of selective growth and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 19 domestic Borders superstores and completed major remodels of 33 existing domestic superstores in 2004. In 2005, the Company has opened six domestic superstores to date, and expects to open 17 for the year including two relocations. The Company also completed remodels of 100 existing domestic superstores, which concludes the 2005 remodel program. New stores opened in 2005, and the majority of stores remodeled in 2005, will feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. The Company also opened five International superstores in 2004. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with eight new International stores opened in 2005, including the first Borders franchise store, which opened in Malaysia in April 2005. The total number of International stores expected to open in 2005 is 15, including two franchise stores in Malaysia. The International segment achieved full year profitability in 2004. The Waldenbooks segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks’ store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years, but at a lesser anticipated rate going forward. In addition, Waldenbooks manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls. The Company has opened 18 new stores in airports and outlet malls in 2005. The Company has also updated and re-branded approximately 100 Waldenbooks stores as Borders Express, an extension of a market test that began in 2004 with similar conversions of 37 existing Waldenbooks stores. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings over the long term and earn an acceptable return on its investment.

Subject to Board approval and debt covenant limitations, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In February 2005, the Board of Directors authorized an increase in the amount of potential share repurchases to $250.0 million (plus any proceeds and tax benefits resulting from stock option exercises and tax benefits resulting from restricted shares purchased by employees from the Company). In December 2004, the Board of Directors voted to increase the quarterly cash dividend by 12.5% to $0.09 per share on the Company’s common stock.

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

On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year will consist of 53 weeks, and will end on January 28, 2006. The Company’s fiscal years had ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. The Company's third quarters of 2005 and 2004 consisted of the 13 weeks ended October 22, 2005 and October 24, 2004, respectively.

Restatement of Prior Year Financial Statements

In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company reevaluated its lease accounting practices near the end of 2004. As a result, the Company corrected its computation of straight-line rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K and in “Note 2 - Restatement of Prior Period Financial Statements”. For the quarter ended October 24, 2004, the Restatement increased net income by $0.4 million, or $0.01 per share, and for the nine months ended October 24, 2004, the Restatement reduced net income by $0.9 million, or $0.01 per share, increased total assets by $120.7 million and decreased cash used for operations by $6.8 million.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Correction of Prior Years’ Lease Accounting

As a result of the Company’s continuing review of its internal controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices, the Company is correcting accounting for international leases and mortgage note receivables in the quarter ended October 22, 2005.

The Company’s accounting policies require that rent expense pursuant to operating lease agreements be recognized on a straight-line basis over the term of the lease agreement. During the quarter ended October 22, 2005, the Company concluded that rent payments required by several of the International segment’s lease agreements were not being recognized on the required straight-line basis. Specifically, certain lease agreements contained provisions that increased rent payments over time, and the Company had recognized the effect of these rent escalations in the period the escalations occurred, rather than on a straight-line basis over the lease term. In fiscal 2004, as part of the year-end restatement pertaining to various lease accounting matters discussed in Note 2, straight-line rent liabilities were recorded for the International segment’s store lease agreements; however, these recorded liabilities resulted from recognizing pre-opening rent on a straight-line basis, not from post-opening rent escalation provisions. As a result, the Company has increased other long-term liabilities (which includes straight-line rent liabilities) for its International segment by $4.9 million, and has increased the segment’s occupancy expense by the same amount. The after-tax impact of this non-cash adjustment was $3.4 million.

In addition, the Company is correcting its accounting for four mortgage note receivables held by the Borders segment. The principal amounts due to Borders under the mortgage note agreements, which relate to stores and a distribution facility occupied by Borders, exceeded the amounts the Company had recorded on its balance sheet. As a result, the Company has increased other (non-current) assets for its Borders segment by $2.9 million, and has decreased the segment’s occupancy expense by the same amount. The after-tax impact of this non-cash adjustment was $1.8 million.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.6	0.5	0.8
Total revenue	100.4	100.6	100.5	100.8
Cost of merchandise sold (includes occupancy)	76.6	75.0	75.7	75.0
Gross margin	23.8	25.6	24.8	25.8
Selling, general and administrative expenses	25.9	25.3	25.4	24.8
Pre-opening expense	0.3	0.2	0.2	0.1
Asset impairments and other writedowns	-	-	-	-
Operating income (loss)	(2.4)	0.1	(0.8)	0.9
Interest expense	0.4	0.3	0.3	0.3
Income (loss) before income tax	(2.8)	(0.2)	(1.1)	0.6
Income tax provision (benefit)	(1.1)	(0.1)	(0.4)	0.2
Net income (loss)	(1.7)%	(0.1)%	(0.7)%	0.4%

Consolidated Results -- Comparison of the 13 weeks ended October 22, 2005 to the 13 weeks ended October 24, 2004

Sales

Consolidated sales increased $3.9 million, or 0.5%, to $837.2 million in 2005 from $833.3 million in 2004. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores decreased 0.2% in the 13 weeks ended October 22, 2005. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales decrease for 2005 was due primarily to decreases in comparable store sales in the music category. Music sales on a comparable store basis have declined over the last several years, and are expected to decline further in the foreseeable future. Also contributing to the decrease in comparable store sales was the slow sales environment in the United Kingdom. Partially offsetting these decreases in comparable store sales were positive comparable store sales of books, primarily due to strength in adult fiction, young adult fiction and health titles. In addition, sales of movies increased on a comparable store basis, primarily as the result of increased sales of digital videodiscs (DVDs). The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 5.2% in the 13 weeks ended October 22, 2005. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2005 was primarily due to the sluggish mall environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of wholesale revenue earned through sales of merchandise to Berjaya Group Berhad (“Berjaya”), as part of a franchise agreement under which Berjaya opened a Borders superstore in Malaysia in April 2005. Other revenue for the Borders segment also includes referral fees received from Amazon as part of the Mirror Site agreements, and other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks segment primarily consists of membership income from the Preferered Reader Program.

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

Other revenue has decreased $1.6 million, or 30.2%, to $3.7 million in 2005 from $5.3 million in 2004. The decrease is mainly due to the change in the Preferred Reader Program, partially offset by an increase in the Borders and International segments, due primarily to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Consolidated gross margin decreased $13.1 million, or 6.2%, to $200.0 million in 2005 from $213.1 million in 2004. As a percentage of sales, consolidated gross margin decreased 1.8%, to 23.8% in 2005 from 25.6% in 2004. The decrease is due to the Borders, Waldenbooks and International segments’ gross margin as a percentage of sales decreasing. The decrease in the Borders segment was due to increased distribution and freight costs and increased promotional discounts as a percentage of sales, partially offset by lower store occupancy costs primarily due to the correction of prior years’ lease accounting. The decrease in the Waldenbooks segment was primarily due to a decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, and increased occupancy costs as a percentage of sales, driven by the decrease in comparable store sales, partially offset by decreased product costs as a percentage of sales. The decrease in the International segment was primarily the result of increased occupancy costs due to the correction of prior years’ lease accounting, as well as increased product costs and increased freight costs as a percentage of sales. Partially offsetting these items as a percentage of sales was increased other revenue due to the franchise agreement with Berjaya in 2005, and decreased shrink expense due to favorable inventory counts.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $5.7 million, or 2.7%, to $216.5 million in 2005 from $210.8 million in 2004. As a percentage of sales, SG&A increased 0.6%, to 25.9% in 2005 from 25.3% in 2004. This increase resulted from increased SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. Borders SG&A expenses as a percentage of sales increased primarily due to increased store operating expenses and increased corporate payroll expenses, due to cost increases to support strategic initiatives, partially offset by decreases in store payroll and corporate operating expenses. The Waldenbooks increase was primarily due to increased corporate payroll expense as a percentage of sales, due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives. International SG&A expenses as a percentage of sales increased primarily as a result of increases in store payroll and operating expenses due to the de-leveraging of fixed costs resulting from comparable store sales declines in the United Kingdom, as well as increased corporate payroll expenses and increased advertising expense.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $1.3 million, or 59.1%, to $3.5 million in 2005 from $2.2 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases and capital expenditures in 2005.

Taxes

The Company's effective tax rate was 37.8% in 2005 compared to 37.0% in 2004. This increase was primarily due to lower projected income from international operations.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 1.7% in 2005 from 0.1% in 2004, and net loss dollars increased to $14.1 million in 2005 from $1.1 million in 2004.

Consolidated Results -- Comparison of the 39 weeks ended October 22, 2005 to the 39 weeks ended October 24, 2004

Sales

Consolidated sales increased $64.8 million, or 2.6%, to $2,576.0 million in 2005 from $2,511.2 million in 2004. This resulted primarily from increased sales in the Borders and International segments, partially offset by a decrease in the Waldenbooks segment.

Comparable store sales for all Borders superstores increased 0.3% in the 39 weeks ended October 22, 2005. Comparable store sales measures for all Borders superstores, which are based upon a 52-week year, include all stores open more than one year except those not offering music (of which there are 10, representing approximately 2% of total sales). New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The comparable store sales increase for 2005 was due primarily to the book category, driven by release of the sixth title in the Harry Potter series, along with strong sales of other titles, especially in adult fiction, young adult fiction, religion and business and money management titles, as well as increased sales of movies on a comparable store basis, primarily as the result of increased sales of digital videodiscs (DVDs). Partially offsetting the increase in comparable store sales of books and movies were comparable store sales decreases in the music category and the slow sales environment in the United Kingdom. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 2.1% in the 39 weeks ended October 22, 2005. Waldenbooks’ comparable store sales measures, which are based upon a 52-week year, include all stores open more than one year. New stores are included in the calculation of comparable store sales measures upon the 13th month of operation. The Company’s seasonal mall-based kiosks are also included in Waldenbooks’ comparable store sales measures. The comparable store sales decrease for 2005 was primarily due to the sluggish mall environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of wholesale revenue earned through sales of merchandise to Berjaya, as part of a franchise agreement under which Berjaya opened a Borders superstore in Malaysia in April 2005. Other revenue for the Borders segment also includes referral fees received from Amazon as part of the Mirror Site agreements, and other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks segment primarily consists of membership income from the Preferered Reader Program.

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

Other revenue has decreased $5.2 million, or 27.5%, to $13.7 million in 2005 from $18.9 million in 2004. The decrease is mainly due to the change in the Preferred Reader Program, partially offset by an increase in the Borders and International segments, due primarily to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Consolidated gross margin decreased $6.2 million, or 1.0%, to $640.5 million in 2005 from $646.7 million in 2004. As a percentage of sales, consolidated gross margin decreased 1.0%, to 24.8% in 2005 from 25.8% in 2004. The decrease is due to the Borders, Waldenbooks and International segments’ gross margin as a percentage of sales decreasing. The decrease in the Borders segment was due to increased product costs as a percentage of sales, primarily due to increased bestseller discounts in 2005, driven by the release of the sixth book in the Harry Potter series, along with increased distribution costs, partially offset by increased other revenue as a percentage of sales due to the franchise agreement with Berjaya in 2005. The decrease in the Waldenbooks segment was primarily due to a decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, partially offset by decreased store occupancy expenses due to favorable lease renewal rates, and decreased distribution costs as a percentage of sales.

The decrease in the International segment was primarily the result of increased occupancy costs as a percentage of sales, due to the correction of prior years’ lease accounting, and increased distribution costs as a percentage of sales, due largely to the higher supply chain costs of Paperchase. Partially offsetting these items was a decrease in product costs as a percentage of sales, primarily due to the acquisition of Paperchase, and increased other revenue as a percentage of sales due to the franchise agreement with Berjaya.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $33.0 million, or 5.3%, to $654.5 million in 2005 from $621.5 million in 2004. As a percentage of sales, SG&A increased 0.6%, to 25.4% in 2005 from 24.8% in 2004. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks and International segments. Borders SG&A expenses as percentage of sales increased primarily due to increased corporate payroll and store and corporate operating expenses due to cost increases to support strategic initiatives, partially offset by decreased advertising expense and decreased store payroll. The Waldenbooks increase was primarily due to increased corporate payroll expense as a percentage of sales due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives, partially offset by decreased corporate and store operating expenses as a percentage of sales. The International increase in SG&A expenses was primarily the result of increases as a percentage of sales in store payroll, corporate operating expenses, store operating expenses, and corporate payroll, all of which are due primarily to the acquisition of Paperchase, partially offset by decreased advertising costs.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $2.5 million, or 38.5%, to $9.0 million in 2005 from $6.5 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases and capital expenditures in 2005.

Taxes

The Company's effective tax rate used was 37.8% in 2005 compared to 37.0% in 2004. This increase was primarily due to lower income from international operations.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 0.7% in 2005 from net income of 0.4% in 2004, and net income dollars decreased to a net loss of $18.1 million in 2005 from net income of $9.1 million in 2004.

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

Borders

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Sales	$572.9	$564.1	$1,770.8	$1,734.2
Other revenue	$1.1	$0.7	$4.9	$2.0
Net income	$7.6	$9.1	$30.3	$34.9
Net income as % of sales	1.3%	1.6%	1.7%	2.0%
Depreciation expense	$20.6	$19.3	$63.6	$58.0
Interest income	$3.7	$1.1	$9.4	$4.0
Store openings	2	9	6	15
Store closings	-	-	2	1
Store count	466	459	466	459

Borders - Comparison of the 13 weeks ended October 22, 2005 to the 13 weeks ended October 24, 2004

Sales

Borders' sales increased $8.8 million, or 1.6%, to $572.9 million in 2005 from $564.1 million in 2004. This increase was comprised of non-comparable sales primarily associated with 2005 and 2004 store openings.

Other revenue

Other revenue increased $0.4 million, or 57.1%, to $1.1 million in 2005 from $0.7 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Gross margin as a percentage of sales decreased 0.3%, to 27.0% in 2005 from 27.3% in 2004, due to increased promotional discounts, distribution and freight costs of 0.5% as a percentage of sales, partially offset by lower store occupancy costs of 0.2% as a percentage of sales, primarily due to the correction of prior years’ lease accounting.

Gross margin dollars increased $0.4 million, or 0.3%, to $154.4 million in 2005 from $154.0 million in 2004, which was primarily due to increased sales and the correction of prior years’ lease accounting, partially offset by the decrease in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.5%, to 25.2% in 2005 from 24.7% in 2004, primarily due to increased store operating expenses of 0.6% as a percentage of sales and increased corporate payroll expenses of 0.3% as a percentage of sales, also due to cost increases to support strategic initiatives. Partially offsetting these increases are decreases in store payroll of 0.2% as a percentage of sales, due to disciplined cost controls at the store level, and decreased corporate operating expenses of 0.2% as a percentage of sales.

SG&A dollars increased $5.3 million, or 3.8%, to $144.4 million in 2005 from $139.1 million in 2004, primarily due to cost increases to support strategic initiatives and increased store payroll expenses resulting from new store openings, partially offset by decreased corporate operating expenses.

Depreciation expense

Depreciation expense increased $1.3 million, or 6.7%, to $20.6 million in 2005 from $19.3 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders’ interest income increased $2.6 million, or 236.4%, to $3.7 million in 2005 from $1.1 million in 2004. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.3% in 2005 from 1.6% in 2004, and net income dollars decreased $1.5 million, or 16.5%, to $7.6 million in 2005 from $9.1 million in 2004.

Borders - Comparison of the 39 weeks ended October 22, 2005 to the 39 weeks ended October 24, 2004

Sales

Borders' sales increased $36.6 million, or 2.1%, to $1,770.8 million in 2005 from $1,734.2 million in 2004. This increase was comprised of non-comparable sales primarily associated with 2005 and 2004 store openings of $37.2 million and comparable store sales increases of $5.6 million, partially offset by a sales decrease of $6.2 million due to the change in fiscal year, which resulted in one less day in the first quarter of 2005 as compared to 2004.

Other revenue

Other revenue increased $2.9 million, or 145.0%, to $4.9 million in 2005 from $2.0 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Gross margin as a percentage of sales decreased 0.4%, to 27.0% in 2005 from 27.4% in 2004. This decrease was due to increased product costs of 0.5% as a percentage of sales, primarily due to increased bestseller discounts in 2005, driven by the release of the sixth book in the Harry Potter series, along with increased distribution costs of 0.1% as a percentage of sales, partially offset by increased other revenue as a percentage of sales of 0.2%, due to the franchise agreement with Berjaya in 2005.

Gross margin dollars increased $3.2 million, or 0.7%, to $478.8 million in 2005 from $475.6 million in 2004, which was primarily due to increased sales, partially offset by the decrease in gross margin as a percentage of sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.4%, to 24.6% in 2005 from 24.2% in 2004, primarily due to increased corporate payroll and store and corporate operating expenses of 0.8% as a percentage of sales, due to cost increases to support strategic initiatives. Partially offsetting these increases were decreased advertising expense of 0.3% as a percentage of sales, primarily due to reduced newsprint advertising, and decreased store payroll of 0.1% as a percentage of sales, resulting from the increase in comparable store sales and disciplined cost controls at the store level.

SG&A dollars increased $16.1 million, or 3.8%, to $436.0 million in 2005 from $419.9 million in 2004, primarily due to cost increases to support strategic initiatives and increased store payroll expenses resulting from new store openings, partially offset by decreased advertising expense.

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

Depreciation expense

Depreciation expense increased $5.6 million, or 9.7%, to $63.6 million in 2005 from $58.0 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders interest income increased $5.4 million, or 135.0%, to $9.4 million in 2005 from $4.0 million in 2004. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.7% in 2005 from 2.0% in 2004, and net income dollars decreased $4.6 million, or 13.2%, to $30.3 million in 2005 from $34.9 million in 2004.

Waldenbooks

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Sales	$138.4	$150.6	$432.5	$451.4
Other revenue	$0.3	$3.4	$1.9	$13.3
Net income (loss)	$(3.4)	$(1.1)	$(2.4)	$3.3
Net income (loss) as % of sales	(2.5)%	(0.7)%	(0.6)%	0.7%
Depreciation expense	$3.8	$3.7	$10.8	$10.6
Interest income	$10.6	$10.2	$32.5	$31.0
Store Openings	7	4	18	9
Store Closings	11	2	23	13
Store Count	700	729	700	729

Waldenbooks - Comparison of the 13 weeks ended October 22, 2005 to the 13 weeks ended October 24, 2004

Sales

Waldenbooks' sales decreased $12.2 million, or 8.1%, to $138.4 million in 2005 from $150.6 million in 2004. This decrease was comprised of decreased comparable store sales of $7.7 million and decreased non-comparable sales associated with 2005 and 2004 store closings of $4.5 million.

Other revenue

Waldenbooks' other revenue, which consists of membership income from the Preferred Reader Program, decreased $3.1 million, or 91.2%, to $0.3 million in 2005 from $3.4 million in 2004. This was due to the change in the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales decreased 3.0%, to 18.7% in 2005 from 21.7% in 2004. This was primarily due to a 2.1% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, and increased occupancy costs as a percentage of sales of 1.3%, due to the decrease in comparable store sales. Partially offsetting these items were decreased product costs of 0.4% as a percentage of sales.

Gross margin dollars decreased $6.6 million, or 20.2%, to $26.0 million in 2005 from $32.6 million in 2004, primarily due to store closures, decreased comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.5%, to 30.0% in 2005 from 29.5% in 2004. This was primarily due to increased corporate payroll expense of 0.9% as a percentage of sales due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives. In addition, store payroll and store operating expenses increased 0.2% as a percentage of sales. Partially offsetting these increases were decreased corporate operating expenses of 0.4% as a percentage of sales, and decreased advertising expense of 0.2% as a percentage of sales, primarily due to reduced newsprint advertising.

SG&A dollars decreased $2.9 million, or 6.5%, to $41.6 million in 2005 from $44.5 million in 2004, primarily due to store closings, partially offset by increased corporate payroll costs.

Depreciation expense

Depreciation expense increased $0.1 million, or 2.7%, to $3.8 million in 2005 from $3.7 million in 2004. This was primarily the result of increased depreciation expense recognized on new airport and outlet stores, as well as on capital additions related to the conversion of select Waldenbooks stores to Borders Express stores.

Interest income

Interest income increased $0.4 million, or 3.9%, to $10.6 million in 2005 from $10.2 million in 2004. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net loss as a percentage of sales increased to 2.5% in 2005 from 0.7% in 2004, and net loss dollars increased $2.3 million, or 209.1%, to $3.4 million in 2005 from $1.1 million in 2004.

Waldenbooks - Comparison of the 39 weeks ended October 22, 2005 to the 39 weeks ended October 24, 2004

Sales

Waldenbooks' sales decreased $18.9 million, or 4.2%, to $432.5 million in 2005 from $451.4 million in 2004. This decrease was comprised of decreased comparable store sales of $9.7 million and decreased non-comparable sales associated with 2005 and 2004 store closings of $9.2 million.

Other revenue

Waldenbooks' other revenue, which consists of membership income from the Preferred Reader Program, decreased $11.4 million, or 85.7%, to $1.9 million in 2005 from $13.3 million in 2004. This was due to the change in the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales decreased 2.2%, to 20.7% in 2005 from 22.9% in 2004. This was primarily due to a 2.5% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program, partially offset by decreased store occupancy expenses of 0.2% as a percentage of sales due to favorable lease renewal rates, and decreased distribution costs of 0.1% as a percentage of sales.

Gross margin dollars decreased $13.4 million, or 13.0%, to $89.9 million in 2005 from $103.3 million in 2004, primarily due to store closings, decreased comparable store sales and the decrease in gross margin percentage.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.6%, to 28.9 % in 2005 from 28.3% in 2004. This was primarily due to increased corporate payroll expense of 0.8% as a percentage of sales, due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives. Partially offsetting the increase in these costs were decreased corporate and store operating expenses of 0.2% as a percentage of sales.

SG&A dollars decreased $2.9 million, or 2.3%, to $125.0 million in 2005 from $127.9 million in 2004, primarily due to store closings, partially offset by increased corporate payroll costs.

Depreciation expense

Depreciation expense increased $0.2 million, or 1.9%, to $10.8 million in 2005 from $10.6 million in 2004. This was primarily the result of increased depreciation expense recognized on new airport and outlet stores, as well as on capital additions related to the conversion of select Waldenbooks stores to Borders Express stores.

Interest income

Interest income increased $1.5 million, or 4.8%, to $32.5 million in 2005 from $31.0 million in 2004. This was the result of Waldenbooks' continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to a loss of 0.6% in 2005 from income of 0.7% in 2004, and net income dollars decreased $5.7 million, or 172.7%, to a loss of $2.4 million in 2005 from income of $3.3 million in 2004.

International

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Sales	$125.9	$118.6	$372.7	$325.6
Other revenue	$2.3	$1.2	$6.9	$3.6
Net loss	$(10.4)	$(2.5)	$(21.4)	$(8.8)
Net loss as % of sales	(8.3)%	(2.1)%	(5.7)%	(2.7)%
Depreciation expense	$4.7	$4.1	$13.8	$11.5
Interest expense	$5.2	$4.9	$15.6	$13.9
Superstore Store Openings	3	2	8	2
Superstore Store Count	50	39	50	39
Books etc. Store Openings	-	-	-	1
Books etc. Store Closings	-	-	2	1
Books etc. Store Count	33	36	33	36

International - Comparison of the 13 weeks ended October 22, 2005 to the 13 weeks ended October 24, 2004

Sales

International sales increased $7.3 million, or 6.2%, to $125.9 million in 2005 from $118.6 million in 2004. Of this increase in sales, 0.2% was due to the translation of foreign currencies to U.S. dollars. The remaining 6.0% was the result of new superstore openings, partially offset by comparable store sales decreases resulting from the slow sales environment in the United Kingdom. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue increased $1.1 million, or 91.7%, to $2.3 million in 2005 from $1.2 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Gross margin as a percentage of sales decreased 6.7%, to 15.6% in 2005 from 22.3% in 2004, primarily the result of increased occupancy costs of 6.4% as a percentage of sales, due to the correction of prior years’ lease accounting, as previously discussed. Excluding this adjustment, occupancy costs would have increased by 3.7% as a percentage of sales, due primarily to the decrease in comparable store sales. Also contributing to the decrease in gross margin as a percentage of sales were increased product costs of 1.2% as a percentage of sales and increased freight costs of 0.2% as a percentage of sales. Partially offsetting these items was increased other revenue of 0.8% as a percentage of sales due to the franchise agreement with Berjaya in 2005, and decreased shrink expense of 0.3% as a percentage of sales.

Gross margin dollars decreased $6.9 million, or 26.0%, to $19.6 million in 2005 from $26.5 million in 2004. Of this decrease, $0.2 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the decrease is due to the correction of prior years’ lease accounting, the decrease in comparable store sales and the decline in the gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 2.0%, to 23.7% in 2005 from 21.7% in 2004. This was primarily the result of increases as a percentage of sales in store payroll and operating expenses of 1.4%, due to the de-leveraging of fixed costs resulting from comparable store sales declines in the United Kingdom, as well as increased corporate payroll expenses of 0.4% as a percentage of sales and increased advertising expense of 0.2% as a percentage of sales.

SG&A dollars increased $4.1 million, or 16.0%, to $29.8 million in 2005 from $25.7 million in 2004. Of this increase, $0.2 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to new superstore openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.6 million, or 14.6%, to $4.7 million in 2005 from $4.1 million in 2004. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $0.3 million, or 6.1%, to $5.2 million in 2005 from $4.9 million in 2004. This was primarily due to increased borrowings used to fund new stores’ capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 8.3% in 2005 as compared to 2.1% in 2004, and net loss dollars increased $7.9 million, or 316.0%, to $10.4 million in 2005 from $2.5 million in 2004.

International - Comparison of the 39 weeks ended October 22, 2005 to the 39 weeks ended October 24, 2004

Sales

International sales increased $47.1 million, or 14.5%, to $372.7 million in 2005 from $325.6 million in 2004. Of this increase in sales, 1.7% was due to the translation of foreign currencies to U.S. dollars. The remaining 12.8% was the result of new superstore openings and comparable store sales decreases in the United Kingdom. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue increased $3.3 million, or 91.7%, to $6.9 million in 2005 from $3.6 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Gross margin as a percentage of sales decreased 1.5%, to 19.3% in 2005 from 20.8% in 2004, primarily the result of increased occupancy costs of 3.1% as a percentage of sales, due to the correction of prior years’ lease accounting, as previously discussed. Excluding the prior years’ adjustment for lease accounting, occupancy costs would have increased by 2.2% as a percentage of sales, due primarily to the decrease in comparable store sales. Also contributing to the decrease in gross margin as a percentage of sales was increased distribution costs of 0.2% as a percentage of sales, due largely to the higher supply chain costs of Paperchase. Partially offsetting these items was a decrease of 1.1% in product costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. In addition, other revenue increased 0.7% as a percentage of sales due to the franchise agreement with Berjaya in 2005.

Gross margin dollars increased $4.0 million, or 5.9%, to $71.8 million in 2005 from $67.8 million in 2004. Of this increase, $1.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the acquisition of Paperchase, partially offset by the correction of prior years’ lease accounting and the decline in the gross margin rate.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 2.9%, to 23.9% in 2004 from 21.0% in 2003. This was primarily the result of increases, as a percentage of sales, in store payroll of 1.1%, corporate operating expenses of 0.8% store operating expenses of 0.7%, and corporate payroll of 0.5%, all of which are due primarily to the acquisition of Paperchase, which occurred near the end of the second quarter of 2004. These increases were partially offset by decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars increased $20.6 million, or 30.1%, to $89.1 million in 2005 from $68.5 million in 2004. Of this increase, $1.4 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to new superstore openings, the acquisition of Paperchase and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $2.3 million, or 20.0%, to $13.8 million in 2005 from $11.5 million in 2004. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $1.7 million, or 12.2%, to $15.6 million in 2005 from $13.9 million in 2004. This was primarily due to increased borrowings used to fund new stores’ capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 5.7% in 2005 as compared to 2.7% in 2004, and net loss dollars increased $12.6 million, or 143.2%, to $21.4 million in 2005 from $8.8 million in 2004.

Corporate

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 22, 2005	October 24, 2004	October 22, 2005	October 24, 2004
Net loss	$(7.9)	$(6.6)	$(24.6)	$(20.3)
Interest expense	$12.6	$8.6	$35.3	$27.6

Corporate - Comparison of the 13 weeks ended October 22, 2005 to the 13 weeks ended October 24, 2004

The Corporate segment includes the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs.

Net loss dollars increased $1.3 million, or 19.7%, to $7.9 million in 2005 from $6.6 million in 2004. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2005. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Corporate - Comparison of the 39 weeks ended October 22, 2005 to the 39 weeks ended October 24, 2004

Net loss dollars increased $4.3 million, or 21.2%, to $24.6 million in 2005 from $20.3 million in 2004. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2005. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $161.1 million and $69.1 million for the 39 weeks ended October 22, 2005 and October 24, 2004, respectively. Operating cash outflows for the period reflect operating results and a gain on the sale of investments, as well as decreases in taxes payable, expenses payable and accrued liabilities, along with increases in inventories, prepaid expenses, other long term assets and deferred taxes. The most significant of these was the increase in inventories, which resulted from the build up of inventory in preparation for the holiday season. The current year operating cash inflows primarily reflect non-cash charges for depreciation and a loss on the disposal of assets related to the remodel program, as well as increases in accounts payable and other long-term liabilities and a decrease in accounts receivable.

Net cash used for investing was $37.4 million in 2005, which included cash resulting from the sale of investments of $105.2 million. Net cash provided by investing was $39.4 million in 2004, which primarily resulted from the sale of auction rate securities of $118.0 million, as well as proceeds received from the sale-leaseback of a Company-owned store and office building in the United Kingdom. The proceeds from the sale, totaling $32.3 million, were offset against assets with a net book value of $28.4 million. Direct costs associated with the transaction were $0.4 million. A deferred gain of $3.5 million was recorded on the consolidated balance sheets in “Other long-term liabilities” and is being amortized over the 20 year term of the operating lease. Net cash provided by investing in 2004 was partially offset by cash used for the acquisition of Paperchase of $31.2 million.

In fiscal 2005, capital expenditures were $142.6 million, which primarily funded the remodeling of 100 domestic Borders superstores and the conversion of approximately 100 Waldenbooks stores to Borders Express stores, as well as investments in new merchandising systems. Additional capital spending in 2005 reflects the opening of six new Borders superstores, as well as four new airport stores and 14 new outlet stores operated by the Waldenbooks segment. In fiscal 2004, capital expenditures were $79.7 million, which primarily funded new stores and the refurbishment of existing stores. Capital expenditures in 2004 reflect the opening of 17 new superstores and two new airport stores, operated by the Waldenbooks segment, as well as the remodel of 33 existing domestic superstores and the conversion of 37 Waldenbooks stores to Borders Express stores.

Net cash provided by financing in 2005 was $22.3 million, resulting from funding from the Company’s credit facility of $195.4 million and $18.6 million of proceeds from stock option exercises, partially offset by the repurchase of common stock totaling $172.7 million and the payment of the Company’s quarterly cash dividends of $19.0 million. Net cash used for financing in 2004 was $84.9 million, resulting from the repurchase of common stock totaling $104.6 million, the payment of the Company’s quarterly cash dividends of $18.5 million and the repayment of capital lease obligations of $0.4 million, partially offset by $32.1 million of proceeds from stock option exercises and funding from the credit facility of $6.5 million.

The Company expects capital expenditures to approximate $175.0 million in 2005, resulting primarily from new superstore openings and a store remodel program, through which the Company completed major remodels of 100 domestic Borders superstore locations, most of which included conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, converted approximately 100 Waldenbooks stores to Borders Express, and opened 18 new airport and outlet mall stores. In addition, capital expenditures will result from International store openings and continued investment in new buying and merchandising systems. The Company currently plans to open approximately 17 new domestic Borders superstores, including two relocations, and approximately 15 new International stores, including two franchise stores, in 2005. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.2 million to $0.7 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.4 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

The Company currently has a share repurchase program in place with remaining authorization as of November 11, 2005 to repurchase approximately $72.4 million. During the 39 weeks ended October 22, 2005 and October 24, 2004, $172.7 million and $104.6 million of common stock were repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2005, subject to the Company's share price, capital needs and regulatory requirements.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in July 2004 and October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of October 22, 2005 the Company was in compliance with all covenants contained within this agreement.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. As of October 22, 2005 the Company was in compliance with all covenants contained within this agreement.

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

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt (including current portion) of $5.6 million and minority interest of $0.3 million at October 22, 2005. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 23, 2005. There have been no significant changes in these estimates during the third quarter of fiscal 2005.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 22, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Control: During the quarter ended October 22, 2005, the Company began implementation of a new merchandising system in its Waldenbooks segment. The Company believes the controls over the processes affected by the implementation are functioning effectively as of October 22, 2005. Also during the quarter ended October 22, 2005, the Company continued its review of its internal controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. As a result, the Company implemented additional controls over international leases and mortgage note receivables during the quarter ending October 22, 2005. The Company believes these controls are functioning effectively as of October 22, 2005.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 3 - Commitments and Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the third quarter of fiscal 2005.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 24, 2005 through August 20, 2005	-	$-	-	$148,504,618

August 21, 2005 through September 17, 2005	1,638,400	$22.90	1,638,400	$113,464,795

September 18, 2005 through October 22, 2005	856,000	$20.65	856,000	$97,165,040

Total	2,494,400	$22.13	2,494,400	$97,165,040

(1)	During the third quarter of 2005, the Company retired no shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

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

BORDERS GROUP, INC.
(REGISTRANT)

Date: November 23, 2005                    By:/s/ Edward W. Wilhelm
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