Form 10-K
period 2006-01-28
BORDERS GROUP INC
filed 2006-04-05
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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
Securities registered pursuant to Section 12(g) of the act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 (§229.405 of this chapter) of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]        Accelerated filer [ ]        Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]         No [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,775,343,276 based upon the closing market price of $25.30 per share of Common Stock on the New York Stock Exchange as of July 22, 2005.
Number of shares of Common Stock outstanding as of March 28, 2006: 64,739,274
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the May 25, 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I
Item 1. Business
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. One can identify these forward-looking statements by the use of words such as “expects,” “seeing,” “anticipates,” “plans,” “agendas,” “will,” “estimates,” “believes,” “may,” “indicates,” “forecasts,” “focusing,” “guidance,” “outlook,” “projects,” “initiatives,” “strives,” “seeks,” “goals,” “objectives,” “assumes,” “looks,” “should,” “supports,” “comfortable with,” “confident,” and other words of similar meaning. One also can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, future financial performance (including sales and earnings projections), shareholder value, share repurchases, strategic alternatives, potential alliances or the anticipated benefits therefrom, marketing and expansion plans, its plans related to store openings, closings and remodels, the addition of the Seattle’s Best Coffee and Paperchase brands to Borders stores, and the impact of growth initiatives. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the risks discussed in “Item 1A. — Risk Factors.” The Company does not undertake any obligation to update forward-looking statements.
General
Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 28, 2006, the Company operated 528 superstores under the Borders name, including 473 in the United States, 35 in the United Kingdom, 14 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 678 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 28, 2006, Paperchase operated 90 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 100 domestic Borders superstores.
Segment Information
The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of interest expense related to corporate activities, certain corporate governance costs and corporate incentive costs). See “Note 17 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.
Domestic Borders Superstores
Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. A key element of the Company’s strategy is to continue its growth and increase its profitability through the ongoing expansion and refinement of its Borders superstore operations. In 2005, the Company opened 15 new Borders superstores, achieved average sales per square foot of $232 and average sales per superstore of $5.8 million. Borders superstores also achieved compound annual net sales growth of 5.3%, 5.0% and 5.4% for the three years ended January 28, 2006, January 23, 2005 and January 25, 2004, respectively.
Borders superstores offer customers a vast assortment of books, music and movies, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 93,500 book titles, with individual store selections ranging from 50,000 titles to 150,000 titles, across numerous categories, including many hard-to-find titles. As of January 28, 2006, 461 of the 473 domestic Borders superstores were in a book, music and movie format, which also features an extensive selection of pre-recorded music, with a broad assortment in categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 14,000 titles of music and over 10,000 titles of movies.
Borders superstores average 25,000 square feet in size, including approximately 12,900 square feet devoted to books, 3,500 square feet devoted to music, 800 square feet devoted to newsstand and 700 square feet devoted to movies. Through its remodeling efforts, Borders is realigning space devoted to specific categories which, in general, results in an increase in space for categories such as books, movies and gifts and stationery and a reduction in music space. The Company remodeled 100 Borders superstores during 2005, and expects to remodel up to 100 additional Borders superstores in 2006. Stores opened in 2005 averaged 21,400 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.
The typical Borders superstore also dedicates approximately 400 square feet to gifts and stationery. In 2005, the Company began to install Paperchase shops in all new and most remodeled domestic superstores as part of a long-term plan to enhance the variety and distinctiveness of the Company’s gifts and stationery offering. Paperchase shops utilize approximately 750 square feet. The Company will continue to convert gifts and stationery departments to Paperchase shops through its store remodeling efforts.
In addition, the Company devotes approximately 1,400 square feet to a cafe within virtually all Borders superstores. In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best Coffee-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores began conversion to Seattle’s Best Coffee cafes in early 2005, and will continue through 2007. There is no change expected in the size of the cafes as a result of the conversion to Seattle’s Best Coffee.
The number of Borders domestic superstores located in each state and the District of Columbia as of January 28, 2006 are listed below:

Number of
State	Stores

Alaska	1
Arizona	11
California	76
Colorado	13
Connecticut	8
Delaware	2
District of Columbia	3
Florida	25
Georgia	15
Hawaii	7
Idaho	2
Illinois	35
Indiana	11
Iowa	4
Kansas	7
Kentucky	5
Louisiana	1
Maine	2
Maryland	12
Massachusetts	11

Number of
State	Stores

Michigan	17
Minnesota	8
Mississippi	1
Missouri	9
Montana	3
Nebraska	2
Nevada	6
New Hampshire	4
New Jersey	16
New Mexico	5
New York	26
North Carolina	8
Ohio	18
Oklahoma	4
Oregon	7
Pennsylvania	21
Rhode Island	2
South Dakota	1
Tennessee	6
Texas	21
Utah	4
Vermont	1
Virginia	14
Washington	11
West Virginia	1
Wisconsin	6

Total	473

Waldenbooks Specialty Retail Stores
Waldenbooks Specialty Retail is the nation’s leading operator of mall-based bookstores in terms of sales and number of stores, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks Specialty Retail operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. Waldenbooks Specialty Retail generates cash flow that the Company uses to finance its growth initiatives. Average sales per square foot were $273 and average sales per store were $1.1 million for 2005. Waldenbooks Specialty Retail stores average approximately 3,900 square feet in size, and carry an average of 21,000 titles, ranging from 15,000 in an airport store to 58,000 in a large format store.
In 2004, the Company piloted the conversion of 37 Waldenbooks stores to Borders Express stores, with an expanded merchandise selection, including music, movies and gifts and stationery. During 2005, another 98 Waldenbooks stores were converted to Borders Express stores.
The number of Waldenbooks Specialty Retail stores located in each state and the District of Columbia as of January 28, 2006 are listed below:

Number of
State	Stores

Alabama	3
Alaska	5
Arizona	9
Arkansas	5
California	51
Colorado	10
Connecticut	14
Delaware	2
District of Columbia	1
Florida	41
Georgia	16
Hawaii	8
Idaho	3
Illinois	31
Indiana	15
Iowa	9
Kansas	5
Kentucky	11
Louisiana	5
Maine	2
Maryland	19
Massachusetts	24
Michigan	28
Minnesota	6

Number of
State	Stores

Mississippi	4
Missouri	12
Montana	4
Nebraska	5
Nevada	4
New Hampshire	5
New Jersey	23
New Mexico	2
New York	39
North Carolina	19
North Dakota	3
Ohio	35
Oklahoma	10
Oregon	8
Pennsylvania	51
Rhode Island	3
South Carolina	11
South Dakota	2
Tennessee	10
Texas	38
Utah	4
Vermont	3
Virginia	25
Washington	14
West Virginia	8
Wisconsin	11
Wyoming	2

Total	678

International Stores
The Company’s International operations began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its International operations to establish a presence on four continents, and opened 13 International superstores in 2005.
International superstores as of January 28, 2006 are listed below:

Number of
Country	Stores

Australia	14
New Zealand	2
Puerto Rico	3
Singapore	1
United Kingdom	35

Total	55

International superstores, which operate under the Borders name, achieved average sales per square foot of $356 and average sales per superstore of $8.9 million in 2005. International superstores range between 14,200 and 42,400 square feet in size, and are located in both city center as well as suburban locations. All International superstores offer book, music, movie and gifts and stationery merchandise and feature cafes. Those cafes located in the United Kingdom are licensed to and operated by Starbucks Coffee Company (U.K.) Limited. The gifts and stationery departments in the United Kingdom and select Asia Pacific superstores are branded Paperchase. The Company owns substantially all of Paperchase, as discussed below.
The Company also operated 33 stores under the Books etc. name in the United Kingdom as of January 28, 2006, which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores primarily offer books and average 4,600 square feet in size, with the largest being 10,700 square feet and the smallest being 600 square feet.

In July 2004, the Company increased its 15% equity stake in Paperchase to 97%. Paperchase is the brand leader in design-led and innovative stationery retailing in the United Kingdom. As of January 28, 2006, the Company operated 45 Paperchase locations as stand-alone stores and concessions in selected House of Fraser and Selfridges stores. In addition, the Company operates concessions in certain International Borders superstores and certain Books etc. stores. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.
Internet
The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states.
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
Distribution
The Company’s centralized distribution system, consisting of 14 distribution facilities worldwide, enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 92% and 87% of the books carried by Borders and Waldenbooks, respectively, are processed through the Company’s distribution facilities. Approximately 76% of the inventory that arrives from publishers is processed within 48 hours for shipment to the stores, and new release titles and rush orders are processed within 24 hours. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 95% of its music and movie inventory to its stores.
In general, unsold books can be returned to their publishers at cost. Domestic Borders superstores and Waldenbooks Specialty Retail stores return books to the Company’s centralized returns center near Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.

As of January 28, 2006, the Company’s primary distribution centers were located in the following localities:

Locality, Country	Number	Square Footage

Bedfordshire, United Kingdom	1	67,000
California, United States	1	414,000
Cornwall, United Kingdom	1	25,000
Indiana, United States	1	96,000
Kuala Lumpur, Malaysia	1	4,200
Melbourne, Australia	1	35,300
Ohio, United States	1	172,000
Pennsylvania, United States	1	115,000
Puerto Rico	1	700
Singapore	1	8,200
St. Columb, United Kingdom	1	50,000
Tennessee, United States	3	926,000

Total	14	1,913,400

The Company also utilizes the back rooms of three International superstores to process locally sourced merchandise, totaling approximately 3,700 square feet.
The Company has undertaken a multi-year initiative to enhance the efficiency of its distribution and logistics network. A component of this strategy is the relocation of the Company’s Harrisburg, Pennsylvania distribution facility to a new, 600,000 square foot, state-of-the-art facility near Carlisle, Pennsylvania beginning in the first quarter of 2006. In addition, some of the operations of the Company’s Indiana facility, and those of a facility in Tennessee, will be transferred to other facilities in 2006. These changes will optimize inventory and supply chain management, and position the Company for continued future growth.
Employees
As of January 28, 2006, the Company had a total of approximately 16,400 full-time employees and approximately 19,100 part-time employees worldwide. When hiring new employees, the Company considers a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. In general, the Company’s employees are not represented by unions, with the exception of the employees of two Borders stores. Employees of both stores elected to be represented by the United Food and Commercial Workers International Union (“UFCW”). The employees of both of these stores have ratified contracts which expire in 2006.
Trademarks and Service Marks
Borders®, Borders Book Shop®, Borders Books & Music®, and Borders Books Music Cafe® among other marks, are all registered trademarks and service marks used by Borders. Borders Rewardssm is a service mark used by Borders and Waldenbooks. Brentano’s®, Waldenbooks®, and Waldenkids®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Books etc.® is a registered trademark and service mark used by Borders (UK) Limited. Paperchase® is a registered trademark used by Paperchase Products Limited. Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Waldenbooks, Books etc., Borders.com, Waldenbooks.com, and Borders.co.uk service marks are used as trade names in connection with their business operations.

Executive Officers of the Company
Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Gregory P. Josefowicz	53	Chairman, President and Chief Executive Officer
Vincent E. Altruda	56	President, Borders Group U.S.
Cedric J. Vanzura	42	President, Borders Group International, Paperchase Worldwide and Information Technology
Thomas D. Carney	59	Senior Vice President, General Counsel and Secretary
Daniel T. Smith	41	Senior Vice President, Human Resources
Edward W. Wilhelm	47	Senior Vice President, Chief Financial Officer
Gregory P. Josefowicz has served as President, Chief Executive Officer and as a director of the Company since November 1999, and as Chairman of the Board since January 2002. For more than five years prior to joining the Company, he served in a variety of executive positions with Jewel-Osco, a food and drug retailer that is currently a division of Albertson’s, Inc., most recently as President. Mr. Josefowicz also serves as a director of Ryerson, Inc., a distributor and processor of metals and PetSmart, Inc., a provider of products, services and solutions for the lifetime needs of pets.
Vincent E. Altruda has served as President of Borders Group U.S. since April 2005. He also served as President of the Company’s International operations from December 1997 until February 2004 and as President of Borders Stores Worldwide from February 2004 until April 2005. From February 1997 through December 1997, Mr. Altruda served as Senior Vice President of Borders Store Development. From February 1995 through February 1997, Mr. Altruda served as Senior Vice President of Borders Store Operations. From December 1992 through February 1995, Mr. Altruda served as Vice President of Borders Store Operations.
Cedric J. Vanzura has served as President of Borders Group International, Paperchase Worldwide and Information Technology since April 2005. He also served as President of Waldenbooks Specialty Retail and Information Technology since March 2003. Prior to rejoining the Company, Mr. Vanzura served as Chief Strategy Officer, Information Systems and Services for General Motors Corporation from 2000 to 2003. He was President and Chief Operating Officer for Lifemasters, a national disease management provider, from 1999 to 2000. From 1994 to 1999, Mr. Vanzura served in a variety of management positions with the Company, most recently as President of Borders Online.
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
Edward W. Wilhelm has served as Senior Vice President and Chief Financial Officer of the Company since August 2000. From 1997 through August 2000, Mr. Wilhelm served as Vice President of Planning, Reporting and Treasury for the Company. From 1994 through 1997, Mr. Wilhelm served as Vice President of Finance. Mr. Wilhelm serves as a director of The Steak n Shake Company.
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
The Company has filed with the Securities and Exchange Commission, as an exhibit to its Form 10-K annual reports for fiscal 2004 and 2005, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of the Company’s public disclosure. During these years, Mr. Josefowicz certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.
Item 1A. Risk Factors
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
Expansion Strategy
The Company’s growth strategy is dependent principally on its ability to open new superstores and operate them profitably. The Company has been engaged in an aggressive expansion and remodel program, pursuant to which it has opened 15 domestic superstores and completed major remodels of 100 existing domestic superstores in 2005. In 2006, the Company expects to open approximately 35 domestic superstores and complete major remodels of up to 100 existing domestic superstores. Beginning in 2005, new stores opened and the majority of remodeled stores will feature cafes offering Seattle’s Best Coffee and gifts and stationery by Paperchase. The Company also opened 13 International superstores in 2005, and expects to open approximately 12 to 14 International superstores in 2006, primarily in the United Kingdom and Australia.
In general, the rate of the Company’s expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and the Company’s ability to manage the operational aspects of its growth. It also depends upon the availability of adequate capital, which in turn depends in a large part upon cash flow generated by Borders and Waldenbooks Specialty Retail, as well as the continued ability of the Company to locate and develop suitable sites for its superstore expansion and kiosk programs.
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
Waldenbooks
Waldenbooks’ results are highly dependent upon conditions in the mall retailing industry, including overall mall traffic. Mall traffic has been sluggish over the past several years and the Company expects it to remain so for the foreseeable future. In addition, increased competition from superstores has adversely affected Waldenbooks’ sales and comparable store sales. There can be no assurance that mall traffic will not decline further or that superstore competition, or other factors, will not further adversely affect Waldenbooks’ sales.
Seasonality
The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. In 2005, 36.1% of the Company’s sales and substantially all of the Company’s operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to the Company’s mall business, overall mall traffic. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends.
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

The Internet is a significant channel for retailing in all media categories that the Company carries. In particular, the retailing of books, music and movies over the Internet is highly competitive. In addition, the Company faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content.
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
Potential for Uninsured Losses and/or Claims
The Company is subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, hurricanes or floods, for which no, or limited, insurance coverage is maintained. The Company also is subject to risk of losses which may arise from adverse litigation results or other claims.
Changes to Information Technology Systems May Disrupt the Supply Chain
The Company’s success depends, in large part, on its ability to source and distribute merchandise efficiently. The Company continues to evaluate and is currently implementing modifications and upgrades to its information technology systems supporting the supply chain, including merchandise planning and forecasting, inventory, warehouse and price management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. The Company is aware of the inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions, and believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. The Company anticipates that the launch of these successor systems will continue to take place in a phased approach over an approximate three to four year period that began in 2005. There can be no assurances that the Company will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s financial condition and results of operations.
Distribution and Logistics Network
The Company has undertaken a multi-year initiative to enhance the efficiency of its distribution and logistics network. A component of this strategy is the relocation of the Company’s Harrisburg, Pennsylvania distribution facility to a new, 600,000 square foot, state-of-the-art facility near Carlisle, Pennsylvania beginning in the first quarter of 2006. In addition, some of the operations of the Company’s Indiana facility, and those of a facility in Tennessee, will be transferred to other facilities in 2006. There can be no assurances that the Company will successfully open the new facility in Carlisle, Pennsylvania on time, or that the Company will successfully transfer the operations of the Indiana facility and the Tennessee facility to the new facility. These activities, if not successfully executed, could have a material adverse effect on the Company’s financial condition and results of operations.
Planned Retirement of Mr. Josefowicz; Reliance on Key Personnel
Mr. Josefowicz, President, Chairman and Chief Executive Officer of the Company, has advised the Company’s Board of Directors that he will retire no later than the end of fiscal 2007. Mr. Josefowicz will remain in his current role until the Board names a successor, and will assist the Board as needed through the end of fiscal 2007 to assure an orderly transition. Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of the key officers of the Company and each of its subsidiaries. A failure to hire a suitable replacement for Mr. Josefowicz or the loss of the services of any of the Company’s key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its key officers.
Other Risks
The Company is also subject to numerous other risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. These risks include, but are not limited to, higher than anticipated interest, occupancy, labor, merchandise, distribution and inventory shrinkage costs, unanticipated work stoppages, energy disruptions or shortages or higher than anticipated energy costs, asset impairments relating to underperforming stores or other unusual items, higher than anticipated costs associated with the closing of underperforming stores, the continued availability of adequate capital to fund the Company’s operations, the stability and capacity of the Company’s information systems, unanticipated costs or problems relating to the informational technology systems required for the operations of the Company, and changes in accounting rules.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Borders leases all of its stores. Borders’ store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 28, 2006, the average unexpired term under Borders’ existing store leases in the United States was 11.3 years prior to the exercise of any options. The expiration of Borders’ leases for stores open at January 28, 2006 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2007	4
2008	8
2009	11
2010	13
2011	17
2012 and later	420

Total	473

Waldenbooks Specialty Retail leases all of its stores. Waldenbooks Specialty Retail’s store leases generally have an initial term of five to 10 years, and lease renewals generally have a term of one to three years. At present, the average unexpired term under Waldenbooks Specialty Retail’s existing store leases is approximately 2.1 years. The expiration of Waldenbooks Specialty Retail’s leases for stores open at January 28, 2006 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2007	410
2008	92
2009	87
2010	53
2011	24
2012 and later	12

Total	678

The Company leases all of its International superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing International store leases is approximately 13.0 years. The expiration of International superstore leases for stores open at January 28, 2006 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2007	—
2008	—
2009	2
2010	—
2011	—
2012 and later	53

Total	55

Books etc. operated 33 stores in the United Kingdom as of January 28, 2006. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 25 years. The average remaining lease term for Books etc. stores is 10.0 years. Paperchase generally leases its stores under operating leases with terms ranging from 6 to 20 years. The average remaining lease term for Paperchase stores is 8.3 years.
The Company leases a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.
Item 3. Legal Proceedings
Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company intends to vigorously defend the action.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision.
Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against the Company in Tennessee and Nevada have been dismissed.
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

			Dividends
	High	Low	Declared

Fiscal Quarter 2005
First Quarter	$27.47	$23.59	$0.09
Second Quarter	$26.20	$23.92	$0.09
Third Quarter	$25.30	$18.96	$0.09
Fourth Quarter	$24.70	$18.71	$0.10
Fiscal Quarter 2004
First Quarter	$25.21	$21.27	$0.08
Second Quarter	$24.94	$22.09	$0.08
Third Quarter	$25.22	$21.42	$0.08
Fourth Quarter	$26.30	$21.95	$0.09
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol BGP.
As of March 28, 2006, there were 3,154 holders of record of the Company’s Common Stock.
In December 2005, the Board of Directors declared a quarterly cash dividend of $0.10 per share, which equaled $6.5 million in total, on the Company’s common stock, payable January 25, 2006 to stockholders of record at the close of business January 4, 2006. The Company has declared and paid quarterly cash dividends since November 2003, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. The declaration and payment of dividends is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The following table provides information with respect to the equity compensation plan under which equity securities of the Company were authorized for issuance on January 28, 2006 (number of shares in thousands):

Number of
	Number of	Weighted-	Shares
	Awards	Average	Available
	Outstanding(2)	Exercise Price(3)	for Issuance
Plan Category
Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	517	23.80	3,841

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At January 28, 2006, there were approximately 6.3 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $22.98, which, if forfeited or cancelled, become available for issuance under the 2004 Plan.

(2)	Number of awards outstanding as of January 28, 2006 includes approximately 473,741 restricted share units and approximately 43,080 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of January 28, 2006 only.

The table below presents the total number of shares repurchased during the fourth quarter of fiscal 2005:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans
Fiscal Period	Shares	per Share(1)	or Programs(2)	or Programs

October 23, 2005 through November 19, 2005	1,367,900	$19.34	1,367,900	$72,975,125
November 20, 2005 through December 17, 2005	650,000	$21.12	650,000	$62,714,366
December 18, 2005 through January 28, 2006	2,464,700	$21.52	2,462,200	$246,058,387

Total	4,482,600	$20.80	4,480,100	$246,058,387

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	On January 11, 2006, the Company announced that the Board of Directors authorized $250.0 million of potential share repurchases.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended

	Jan. 28,	Jan. 23,	Jan. 25,	Jan. 26,	Jan. 27,
(dollars in millions except per share data)	2006(1)	2005	2004	2003	2002

Statement of Operations Data
Domestic Borders superstore sales	$2,709.5	$2,588.9	$2,470.2	$2,319.0	$2,234.1
Waldenbooks Specialty Retail sales	744.8	779.9	820.9	852.2	902.1
International sales	576.4	510.7	407.5	314.9	251.7

Total sales	$4,030.7	$3,879.5	$3,698.6	$3,486.1	$3,387.9

Operating income	$173.4	$216.7	$198.1	$187.6	$146.7
Income from continuing operations	$101.0	$131.9	$117.3	$107.6	$80.9
Cumulative effect of accounting change (net of tax)	—	—	2.1	—	—

Net income	$101.0	$131.9	$115.2	$107.6	$80.9

Per Share Data
Diluted earnings per common share from continuing operations	$1.42	$1.69	$1.48	$1.31	$0.98
Diluted loss per common share from cumulative effect of accounting change	—	—	(0.02)	—	—

Diluted earnings per common share	$1.42	$1.69	$1.46	$1.31	$0.98

Cash dividends declared per common share	$0.37	$0.33	$0.08	$—	$—
Balance Sheet Data
Working capital	$326.7	$569.4	$556.0	$463.0	$342.8
Total assets	$2,572.2	$2,628.8	$2,584.6	$2,378.0	$2,285.6
Short-term borrowings	$206.4	$141.0	$140.7	$112.1	$81.6
Long-term debt, including current portion	$5.6	$55.9	$57.3	$50.0	$—
Long-term capital lease obligations, including current portion	$0.5	$0.1	$0.4	$19.6	$51.4
Stockholders’ equity	$927.8	$1,088.9	$1,100.6	$984.0	$908.2

(1)	The Company’s 2005 fiscal year consisted of 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 28, 2006, the Company operated 528 superstores under the Borders name, including 473 in the United States, 35 in the United Kingdom, 14 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 678 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 28, 2006, Paperchase operated 90 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 100 domestic Borders superstores.
The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks Specialty Retail. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it has opened 15 domestic Borders superstores and completed major remodels of 100 existing domestic superstores in 2005. In 2006, the Company expects to open approximately 35 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. Beginning in 2005, new stores opened and the majority of remodeled stores feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. The Company also opened 13 International superstores in 2005. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 12 to 14 International store openings planned in 2006. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks Specialty Retail store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. In addition, Waldenbooks Specialty Retail manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls, and selective growth in these areas is expected in 2006. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings per share in 2006 and earn an acceptable return on its investment.
During the first quarter of 2006, the Company launched Borders Rewards, a loyalty program designed to reward customers who shop at the Company’s stores throughout the U.S. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Members earn rewards every time they shop, enjoy exclusive savings every week and may earn Personal Shopping Days every month. In addition, five percent of all qualifying purchases made by members throughout the year go into a personal Holiday Savings account, which can be used on holiday purchases made from November 15 through January 15. Although Borders Rewards is expected to drive long-term sales improvements, initial costs of launching this program are expected to approximate $0.04 to $0.05 per share in the first quarter of 2006.
Subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. In December 2005, the Board of Directors voted to increase the quarterly cash dividend by 11.1% to $0.10 per share on the Company’s common stock.

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states.
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
In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best Coffee-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska, and new stores as they are opened. Cafes located within existing Borders superstores began conversion to Seattle’s Best Coffee cafes in early 2005, and will continue through 2007. These cafes will continue to be managed and staffed by Company employees, who will be trained on Seattle’s Best Coffee brand standards and procedures. Seattle’s Best Coffee will also provide brand direction, including branded products and oversight, and will receive royalty payments from the Company.
The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of January 28, 2006, Berjaya operated two Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, to establish a franchise agreement under which Al Maya will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which is expected to open in Dubai in fiscal 2006.
On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year consisted of 53 weeks, and ended on January 28, 2006. Also as a result, the Company’s 2006 fiscal year will consist of 53 weeks, and will end on February 3, 2007. The Company’s fiscal years had previously ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. References herein to years are to the Company’s fiscal years.

Results of Operations
The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Jan. 28,	Jan. 23,	Jan. 25,
	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Other revenue	1.2	1.3	1.8

Total revenue	101.2	101.3	101.8
Cost of merchandise sold (includes occupancy)	72.9	72.5	73.0

Gross margin	28.3	28.8	28.8
Selling, general and administrative expenses	23.6	22.9	22.8
Legal settlement expense	—	—	0.1
Pre-opening expense	0.2	0.1	0.2
Asset impairments and other writedowns	0.2	0.2	0.3

Operating income	4.3	5.6	5.4
Interest expense	0.4	0.2	0.2

Income before income tax	3.9	5.4	5.2
Income tax	1.4	2.0	2.0

Income before cumulative effect of accounting change	2.5	3.4	3.2
Cumulative effect of accounting change (net of tax)	—	—	0.1

Net income	2.5%	3.4%	3.1%

Consolidated Results — Comparison of 2005 to 2004
Sales
Consolidated sales increased $151.2 million, or 3.9%, to $4,030.7 million in 2005 from $3,879.5 million in 2004. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores and positive comparable store sales. Also contributing to the increase in sales was the International segment, due to the opening of new superstores, the acquisition of Paperchase and slightly positive comparable store sales, partially offset by unfavorable foreign currency exchange rates. A decrease in sales of the Waldenbooks Specialty Retail segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.
Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Domestic Borders superstores’ comparable store sales exclude those stores not offering music, of which there are 12, representing approximately 2% of total sales. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses, and comparable store sales measures for International Borders superstores include sales from licensed departments operating within the superstores. International comparable store sales are calculated in local currency. The calculation of 2005 comparable store sales increases or decreases assume that 2005 and 2004 consisted of 53 weeks.
Comparable store sales for domestic Borders superstores increased 1.1% in 2005. The comparable store sales increase was due primarily to the book category, with positive comparable stores sales of 4.2% in 2005. This increase was driven by strong sales of titles in adult fiction, young adult fiction, health, home, religion and business and money management titles. Comparable store sales of movies increased in 2005 as well, growing 2.8%. The cafe and gift and stationery categories also positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best

Coffee brand and gift and stationery departments to the Paperchase brand. Partially offsetting these increases were comparable store sales decreases in the music category of 12.1%. The impact of price changes on comparable store sales was not significant.
Waldenbooks Specialty Retail’s comparable store sales decreased 2.4% in 2005. The comparable store sales decrease was primarily due to the sluggish mall environment and weaker book bestsellers, which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.
Comparable store sales for International Borders superstores increased 0.4% in 2005. Comparable store sales increased in Singapore, Australia, New Zealand and Puerto Rico. Partially offsetting these increases in comparable store sales were negative comparable store sales in the United Kingdom, primarily resulting from the slow sales environment that persisted following the terrorist bombings in central London during the second quarter of 2005. The impact of price changes on comparable store sales was not significant.
Other Revenue
Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as wholesale revenue earned through sales of merchandise to Berjaya, as part of a franchise agreement under which Berjaya opened two Borders stores in Malaysia in 2005. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreements. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards, as well as membership income from the Preferred Reader Program.
Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognized membership income on a straight-line basis over the 12-month term of the membership, and categorized the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases were netted against “Sales” in the Company’s consolidated statements of operations.
Other revenue has decreased $3.4 million, or 6.6%, to $48.5 million in 2005 from $51.9 million in 2004. The decrease is mainly due to the change in the Preferred Reader Program, partially offset by an increase in the Borders and International segments, due primarily to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as well as increased third party cafe income in the International segment.
Gross Margin
Consolidated gross margin increased $20.7 million, or 1.8%, to $1,139.7 million in 2005 from $1,119.0 million in 2004. As a percentage of sales, consolidated gross margin decreased by 0.5%, to 28.3% in 2005 from 28.8% in 2004. This primarily resulted from a decrease in gross margin as a percentage of sales for the Borders, Waldenbooks Specialty Retail and International segments. The decrease in the Borders segment was primarily due to increased promotional discounts, distribution and freight costs as a percentage of sales, partially offset by increased other revenue as a percentage of sales. The decrease in the Waldenbooks Specialty Retail segment was due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program. The decrease in the International segment resulted from an increase in occupancy costs as a percentage of sales, due to a non-cash correction of prior years’ straight-line rent calculation and the increased supply chain costs of Paperchase. Partially offsetting these items as a percentage of sales were increased other revenue and decreased product costs, primarily due to the higher product margins generated by Paperchase.

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
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $61.8 million, or 6.9%, to $952.1 million in 2005 from $890.3 million in 2004. As a percentage of sales, it increased by 0.7%, to 23.6% in 2005 from 22.9% in 2004. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks Specialty Retail and International segments. Borders SG&A expenses as a percentage of sales increased primarily due to increased corporate payroll and store operating expenses, partially offset by decreased advertising and store payroll expenses. The Waldenbooks Specialty Retail increase was primarily due to increased corporate and store payroll and operating expenses as a percentage of sales. The International increase in SG&A expenses as a percentage of sales was primarily the result of the increased store and corporate payroll expenses and store operating costs of Paperchase, partially offset by decreased advertising.
The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Asset Impairments and Other Writedowns
In 2005, the Company recorded a $4.3 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders, Waldenbooks Specialty Retail and Books etc. stores. In addition, the Company recorded a $2.3 million charge related to the closure costs of certain Borders and Waldenbooks Specialty Retail stores.
In 2004, the Company recorded a $6.2 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders, Waldenbooks Specialty Retail and Books etc. stores. In addition, the Company recorded a $1.0 million charge related to the closure costs of certain Waldenbooks Specialty Retail stores.
Interest Expense
Consolidated interest expense increased $5.2 million, or 57.1%, to $14.3 million in 2005 from $9.1 million in 2004. This was primarily a result of increased borrowings to fund corporate stock repurchases, dividends and capital expenditures in 2005.
Taxes
The effective tax rate differed for the years presented from the federal statutory rate primarily as a result of state income taxes, partially offset by international operations. The effective tax rate used was 36.5% in 2005 and 2004.
Net Income
Due to the factors mentioned above, net income as a percentage of sales decreased 0.9%, to 2.5% from 3.4% in 2004, and net income dollars decreased to $101.0 million in 2005 from $131.9 million in 2004.

Consolidated Results — Comparison of 2004 to 2003
Sales
Consolidated sales increased $180.9 million, or 4.9%, to $3,879.5 million in 2004 from $3,698.6 million in 2003. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores, partially offset by negative comparable store sales, and the International segment, due to the opening of new superstores, the acquisition of Paperchase, positive comparable store sales and favorable foreign currency exchange rates. A decrease in sales of the Waldenbooks Specialty Retail segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.
Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Domestic Borders superstores’ comparable store sales exclude those stores not offering music, of which there are 13, representing approximately 2% of total sales. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses, and comparable store sales measures for International Borders superstores include sales from licensed departments operating within the superstores. International comparable store sales are calculated in local currency. The calculation of 2004 comparable store sales increases or decreases assume that 2004 and 2003 consisted of 52 weeks.
Comparable store sales for domestic Borders superstores decreased 0.1% in 2004. The comparable store sales decrease was due primarily to negative comparable store sales in the music category. Partially offsetting this decrease were strong comparable store sales of movies, primarily the result of increased sales of DVDs, as well as positive comparable store sales of books, especially in mystery/thrillers, political books and adult fiction. The impact of price changes on comparable store sales was not significant.
Waldenbooks Specialty Retail’s comparable store sales decreased 2.0% in 2004. The comparable store sales decrease was primarily due to a decline in store traffic due to the sluggish mall environment and weaker book bestsellers which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. These factors were partially offset by sales within the seasonal business, which increased 5.1% over the prior year, primarily due to an increased number of locations and to improved execution of the Company’s seasonal business strategy. The impact of price changes on comparable store sales was not significant.
Comparable store sales for International Borders superstores increased 4.9% in 2004. The comparable store sales increase was due to primarily to strong comparable store sales in all markets, especially the United Kingdom, Australia and Singapore. The impact of price changes on comparable store sales was not significant.
Other Revenue
Other revenue for the Borders segment includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreements and income recognized from unredeemed gift cards. Other revenue for the International segment includes license fees received from Starbucks Coffee Company (U.K.) Limited and income recognized from unredeemed gift cards. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of membership income from the Preferred Reader Program, as well as income recognized from unredeemed gift cards.
Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and is replacing it with other promotional programs in order to maximize long-term sales and earnings. The Company recognized membership income on a straight-line basis over the 12-month term of the membership, and categorized the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases were netted against “Sales” in the Company’s consolidated statements of operations.

Other revenue decreased $13.7 million, or 20.9%, to $51.9 million in 2004 from $65.6 million in 2003, primarily due to the change in the Preferred Reader Program, as well as a decrease in the income recognized from unredeemed gift cards in 2004 compared to 2003. These decreases were partially offset by increased third party cafe income in the International segment.
Gross Margin
Consolidated gross margin increased $53.4 million, or 5.0%, to $1,119.0 million in 2004 from $1,065.6 million in 2003. As a percentage of sales, consolidated gross margin remained flat at 28.8% in 2004 and 2003. This primarily resulted from a decrease in gross margin as a percentage of sales in the Waldenbooks Specialty Retail segment, offset by an increase in gross margin as a percentage of sales for the Borders and International segments. The decrease in the Waldenbooks Specialty Retail segment was due to decreased other revenue as a percentage of sales, due to the change in the Preferred Reader Program and decreased income recognized from unredeemed gift cards. The increase in the Borders segment was primarily due to decreased bestseller discounts as a percentage of sales, partially offset by increased distribution costs and decreased income recognized from unredeemed gift cards as a percentage of sales. The increase in the International segment resulted from a decrease in merchandise costs, primarily due to the higher product margins generated by Paperchase and the weakness of the U.S. dollar, partially offset by increased occupancy and distribution costs as a percentage of sales.
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
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $45.3 million, or 5.4%, to $890.3 million in 2004 from $845.0 million in 2003. As a percentage of sales, it increased 0.1% to 22.9% in 2004 from 22.8% in 2003. This increase primarily resulted from increases in SG&A expenses as a percentage of sales for the Borders, Waldenbooks Specialty Retail and International segments. Borders SG&A expenses as percentage of sales increased primarily due to increased advertising and store payroll expense, partially offset by decreased administrative payroll and operating expenses. The Waldenbooks Specialty Retail increase was primarily due to increased store payroll expenses and store operating expenses as a percentage of sales. The International increase in SG&A expenses as a percentage of sales was primarily the result of increased advertising, administrative payroll and operating expenses and store operating costs of Paperchase.
The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Asset Impairments and Other Writedowns
In 2004, the Company recorded a $6.2 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders, Waldenbooks Specialty Retail and Books etc. stores. In addition, the Company recorded a $1.0 million charge related to the closure costs of certain Waldenbooks Specialty Retail stores.
In 2003, the Company recorded a $6.9 million charge related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), of certain Borders and Waldenbooks Specialty Retail stores. In addition, the Company recorded a $0.6 million charge related to the closure costs of certain Waldenbooks Specialty Retail stores. The Company also recorded a $4.5 million charge related to the impairment of certain capitalized technology initiatives, resulting from the Company’s reevaluation of its technology strategy.
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
Segment Results
The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). See “Note 17 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.
Segment data includes charges allocating all corporate support costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.
Domestic Borders Superstores

	2005	2004	2003

(dollar amounts in millions)
Sales	$2,709.5	$2,588.9	$2,470.2
Other revenue	$32.8	$28.7	$33.7
Net income	$115.3	$112.0	$97.3
Net income as % of sales	4.3%	4.3%	3.9%
Depreciation expense	$84.5	$80.4	$79.5
Interest income	$(14.4)	$(5.4)	$(1.9)
Store openings	15	19	41
Store closings	4	2	—
Store count	473	462	445

Domestic Borders Superstores — Comparison of 2005 to 2004
Sales
Domestic Borders superstore sales increased $120.6 million, or 4.7%, to $2,709.5 million in 2005 from $2,588.9 million in 2004. This increase was comprised of non-comparable sales of $92.1 million, associated with 2005 and 2004 store openings and the calendar change, which resulted in 2005 consisting of 53 weeks while 2004 consisted of 52 weeks, and increased comparable store sales of $28.5 million.
Other Revenue
Borders’ other revenue increased $4.1 million, or 14.3%, to $32.8 million in 2005 from $28.7 million in 2004. This was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005, as well as increased income recognized from unredeemed gift cards.
Gross Margin
Gross margin as a percentage of sales decreased approximately 0.2%, to 29.8% in 2005 from 30.0% in 2004. This decrease was due to increased promotional discounts, distribution and freight costs of 0.3% as a percentage of sales, partially offset by increased other revenue as a percentage of sales of 0.1%, due to the franchise agreement with Berjaya in 2005, as well as increased income recognized from unredeemed gift cards. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2005 as compared to 2004.
Gross margin dollars increased $33.3 million, or 4.3%, to $808.8 million in 2005 from $775.5 million in 2004, primarily due to new store openings, partially offset by the decrease in gross margin percentage noted above.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.3%, to 23.1% in 2005 from 22.8% in 2004, primarily due to increased corporate payroll and store operating expenses of 0.6% as a percentage of sales, due to cost increases to support strategic initiatives. Partially offsetting these increases were decreased advertising expense of 0.1% as a percentage of sales, primarily due to reduced newsprint advertising, and decreased store payroll expenses of 0.2% as a percentage of sales, resulting from disciplined cost controls at the store level.
SG&A dollars increased $37.2 million, or 6.3%, to $627.3 million in 2005 from $590.1 million in 2004, primarily due to new store openings and the increased store payroll and operating expenses required.
Asset Impairments and Other Writedowns
In 2005, the Company recorded a $2.1 million writedown related to the impairment of assets at certain underperforming Borders stores. In addition, the Company recorded a charge of $1.0 million related to the closure costs of certain Borders stores.
In 2004, the Company recorded a $4.5 million writedown related to the impairment of assets at certain underperforming Borders stores.
Depreciation
Depreciation expense increased $4.1 million, or 5.1%, to $84.5 million in 2005 from $80.4 million in 2004. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest Income
Interest income increased $9.0 million, or 166.7%, to $14.4 million in 2005 from $5.4 million in 2004. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net income as a percentage of sales remained flat at 4.3% in 2005 and 2004, and net income dollars increased $3.3 million, or 2.9%, to $115.3 million in 2005 from $112.0 million in 2004.
Domestic Borders Superstores — Comparison of 2004 to 2003
Sales
Domestic Borders superstore sales increased $118.7 million, or 4.8%, to $2,588.9 million in 2004 from $2,470.2 million in 2003. This increase was comprised of non-comparable sales primarily associated with 2004 and 2003 store openings of $120.9 million, partially offset by decreased comparable store sales of $2.2 million.
Other Revenue
Borders’ other revenue decreased $5.0 million, or 14.8%, to $28.7 million in 2004 from $33.7 million in 2003. This was primarily due to decreased income recognized from unredeemed gift cards.
Gross Margin
Gross margin as a percentage of sales increased approximately 0.2%, to 30.0% in 2004 from 29.8% in 2003, primarily due to decreased markdowns of 0.4% as a percentage of sales, resulting from higher bestseller discounts in 2003. Partially offsetting the decrease in markdowns are increased distribution costs of 0.1% as a percentage of sales, as well as decreased other revenue of 0.1% as a percentage of sales, due to decreased income recognized from unredeemed gift cards. The overall mix of merchandise sold by Borders stores did not significantly change, or affect margin rates significantly, in 2004 as compared to 2003.
Gross margin dollars increased $39.4 million, or 5.4%, to $775.5 million in 2004 from $736.1 million in 2003, primarily due to new store openings and the increase in gross margin percentage noted above.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.1%, to 22.8% in 2004 from 22.7% in 2003, primarily as a result of an increase in advertising expenses of 0.3% as a percentage of sales and increased store payroll expenses of 0.2% as a percentage of sales. These factors were partially offset by a decrease in corporate payroll administrative expenses of 0.4% as a percentage of sales due to disciplined cost controls at the corporate level. Store operating costs remained flat as a percentage of sales.
SG&A dollars increased $28.5 million, or 5.1%, to $590.1 million in 2004 from $561.6 million in 2003, primarily due to new store openings and the increased store payroll and operating expenses required.
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
During 2004, the Company recognized as income its final insurance reimbursement of $1.2 million related to the September 11, 2001 loss. Of this, $0.9 million was categorized as an offset to “Selling, general and administrative expenses.” This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses.” The remaining $0.3 million was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.
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

Waldenbooks Specialty Retail

	2005	2004	2003
(dollar amounts in millions)
Sales	$744.8	$779.9	$820.9
Other revenue	$4.8	$17.4	$27.8
Net income	$28.2	$41.5	$48.8
Net income as % of sales	3.8%	5.3%	5.9%
Depreciation expense	$18.2	$16.7	$18.5
Interest income	$(43.8)	$(42.2)	$(38.8)
Store openings	23	15	12
Store closings	50	43	74
Store count	678	705	733
Waldenbooks Specialty Retail — Comparison of 2005 to 2004
Sales
Waldenbooks Specialty Retail sales decreased $35.1 million, or 4.5%, to $744.8 million in 2005 from $779.9 million in 2004. This decrease was comprised of decreased comparable store sales of $14.0 million and decreased non-comparable sales of $21.1 million, associated with 2005 and 2004 store closings, partially offset by the calendar change, which resulted in 2005 consisting of 53 weeks while 2004 consisted of 52 weeks.
Other Revenue
Waldenbooks Specialty Retail other revenue decreased $12.6 million, or 72.4%, to $4.8 million in 2005 from $17.4 million in 2004. This was primarily due to the change in the Preferred Reader Program.
Gross Margin
Gross margin as a percentage of sales decreased 1.6%, to 26.1% in 2005 from 27.7% in 2004. This was due to a 1.6% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program.
Gross margin dollars decreased $21.2 million, or 9.8%, to $194.6 million in 2005 from $215.8 million in 2004, primarily due to store closures, decreased comparable store sales and the decrease in gross margin percentage noted above.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 1.4%, to 25.5% in 2005 from 24.1% in 2004, primarily due to increased corporate payroll and operating expenses of 1.0% as a percentage of sales, due to the de-leveraging of fixed costs resulting from comparable store sales declines and cost increases to support strategic initiatives. Also contributing to the increase in SG&A as a percentage of sales is increased store payroll and other operating expenses of 0.4% as a percentage of sales, due to sales decreasing at a faster rate than payroll and other operating expenses.
SG&A dollars increased $1.5 million, or 0.8%, to $189.8 million in 2005 from $188.3 million in 2004, primarily due to increased corporate payroll and operating cost increases to support strategic initiatives, partially offset by decreased store payroll costs due to store closings.

Asset Impairments and Other Writedowns
Waldenbooks Specialty Retail incurred asset impairment charges of $0.5 million and $0.4 million related to underperforming Waldenbooks Specialty Retail stores in 2005 and 2004, respectively. In addition, the Company recorded charges of $1.3 million and $1.0 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2005 and 2004, respectively.
Depreciation
Depreciation expense increased $1.5 million, or 9.0%, to $18.2 million in 2005 from $16.7 million in 2004. This was primarily due to increased depreciation expense recognized on new airport and outlet stores, as well as on capital additions related to the conversion of select Waldenbooks stores to Borders Express stores.
Interest Income
Interest income increased $1.6 million, or 3.8%, to $43.8 million in 2005 from $42.2 million in 2004. This was the result of Waldenbooks Specialty Retail’s continued positive cash flow at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net income as a percentage of sales decreased to 3.8% in 2005 from 5.3% in 2004, while net income dollars decreased $13.3 million, or 32.0%, to $28.2 million in 2005 from $41.5 million in 2004.
Waldenbooks Specialty Retail — Comparison of 2004 to 2003
Sales
Waldenbooks Specialty Retail sales decreased $41.0 million, or 5.0%, to $779.9 million in 2004 from $820.9 million in 2003. This decrease was comprised of decreased comparable store sales of $12.8 million and decreased non-comparable sales associated with 2004 and 2003 store closings of $28.2 million.
Other Revenue
Waldenbooks Specialty Retail other revenue decreased $10.4 million, or 37.4%, to $17.4 million in 2004 from $27.8 million in 2003. This was primarily due to the change in the Preferred Reader Program and decreased income recognized from unredeemed gift cards.
Gross Margin
Gross margin as a percentage of sales decreased 1.2%, to 27.7% in 2004 from 28.9% in 2003. This was primarily due to a 1.2% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program and decreased income recognized from unredeemed gift cards, as well as an increase in freight costs of 0.1% as a percentage of sales. These factors were partially offset by a decrease in markdowns of 0.1%, due to higher bestseller discounts in 2003.
Gross margin dollars decreased $21.3 million, or 9.0%, to $215.8 million in 2004 from $237.1 million in 2003, primarily due to store closures, decreased comparable store sales and the decrease in gross margin percentage noted above.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased 0.5%, to 24.1% in 2004 from 23.6% in 2003, primarily resulting from a 0.5% increase in store payroll and other operating expenses as a percentage of sales, due to sales decreasing at a faster rate than payroll and other operating expenses.

SG&A dollars decreased $5.9 million, or 3.0%, to $188.3 million in 2004 from $194.2 million in 2003, primarily due to store closings.
Asset Impairments and Other Writedowns
In 2004, Waldenbooks Specialty Retail incurred $0.4 million of asset impairment charges related to underperforming Waldenbooks Specialty Retail stores. In addition, the Company recorded a charge of $1.0 million related to the closure costs of certain Waldenbooks Specialty Retail stores.
In 2003, Waldenbooks Specialty Retail incurred $0.3 million of asset impairment charges related to underperforming Waldenbooks Specialty Retail stores. In addition, the Company recorded a charge of $0.6 million related to the closure costs of certain Waldenbooks Specialty Retail stores. Waldenbooks Specialty Retail also incurred a $1.4 million writedown related to the impairment of certain capitalized technology initiatives.
Depreciation
Depreciation expense decreased $1.8 million, or 9.7%, to $16.7 million in 2004 from $18.5 million in 2003. This was primarily due to a lower fixed asset base resulting from asset impairments and store closings.
Interest Income
Interest income increased $3.4 million, or 8.8%, to $42.2 million in 2004 from $38.8 million in 2003. This was the result of Waldenbooks Specialty Retail’s continued positive cash flow at fixed internal interest rates.
Net Income
Due to the factors mentioned above, net income as a percentage of sales decreased to 5.3% in 2004 from 5.9% in 2003, while net income dollars decreased $7.3 million, or 15.0%, to $41.5 million in 2004 from $48.8 million in 2003.
International

	2005	2004	2003
(dollar amounts in millions)
Sales	$576.4	$510.7	$407.5
Other revenue	$10.9	$5.8	$4.1
Net income (loss)	$(7.8)	$5.6	$(1.3)
Net income (loss) as % of sales	(1.4)%	1.1%	(0.3)%
Depreciation expense	$18.8	$15.8	$13.3
Interest expense	$21.6	$19.1	$19.0
Superstores:
Store openings	13	5	7
Store count	55	42	37
Books etc.:
Store openings	—	1	1
Store closings	2	2	2
Store count	33	35	36
Paperchase stand-alone stores:
Stores acquired	—	11
Store openings	4	3
Store count	18	14

International — Comparison of 2005 to 2004
Sales
International sales increased $65.7 million, or 12.9%, to $576.4 million in 2005 from $510.7 million in 2004, primarily resulting from new superstore openings, comparable store sales increases of 0.4%, and the acquisition of Paperchase. In 2005, the Company opened 13 International superstores. Partially offsetting these increases were unfavorable exchange rates, which decreased the sales growth percentage 1.5%, or $7.7 million.
Other Revenue
Other revenue increased $5.1 million, or 87.9%, to $10.9 million in 2005 from $5.8 million in 2004. This increase was primarily due to wholesale revenue earned through the franchise agreement with Berjaya in 2005 and increased third party cafe income.
Gross Margin
Gross margin as a percentage of sales decreased 1.4%, to 23.6% in 2005 from 25.0% in 2004, primarily the result of increased occupancy costs of 2.5% as a percentage of sales, due primarily to new store openings, landlord-imposed rent adjustments and the correction of prior years’ straight-line rent calculation. Excluding the adjustment of straight-line rent, occupancy costs would have increased by 2.0% as a percentage of sales. Also contributing to the decrease in gross margin as a percentage of sales was increased distribution and other costs of 0.1% as a percentage of sales, largely due to the higher supply chain costs of Paperchase. Partially offsetting these items was increased other revenue of 0.8% as a percentage of sales, due to the franchise agreement with Berjaya in 2005 and increased third party cafe income. In addition, product costs decreased 0.4% as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. The overall mix of book, music, movie, cafe, and gifts and stationery merchandise of the International segment changed slightly, due to the acquisition and consolidation of Paperchase, which occurred near the end of the second quarter of 2004.
Gross margin dollars increased $8.6 million, or 6.7%, to $136.3 million in 2005 from $127.7 million in 2004. The increase is due to new superstore openings and the acquisition of Paperchase, partially offset by the correction of prior years’ straight-line rent calculation and the decline in the gross margin rate. Excluding the impact of the translation of foreign currencies to U.S. dollars, gross margin dollars would have increased by an additional $2.1 million.
Selling, General and Administrative Expenses
SG&A as a percentage of sales increased approximately 2.1%, to 21.8% in 2005 from 19.7% in 2004. This was primarily the result of increases, as a percentage of sales, in store payroll of 1.0%, store operating expenses of 0.8%, and corporate payroll of 0.5%, all of which are due primarily to the acquisition of Paperchase, which occurred near the end of the second quarter of 2004. These increases were partially offset by decreased advertising costs of 0.2% as a percentage of sales.
SG&A dollars increased $24.6 million, or 24.4%, to $125.4 million in 2005 from $100.8 million in 2004. The increase is primarily due to new superstore openings and the increased store payroll and operating expenses required, and the acquisition of Paperchase. Excluding the impact of the translation of foreign currencies to U.S. dollars, SG&A dollars would have increased by an additional $0.3 million.
Asset Impairments and Other Writedowns
The International segment incurred $1.7 million and $1.3 million of asset impairment charges related to underperforming Books etc. stores in 2005 and 2004, respectively.

Depreciation
Depreciation expense increased $3.0 million, or 19.0%, to $18.8 million in 2005 from $15.8 million in 2004. This was primarily due to depreciation expense recognized on new stores’ capital expenditures.
Interest Expense
Interest expense increased $2.5 million, or 13.1%, to $21.6 million in 2005 from $19.1 million in 2004. This was primarily due to increased borrowings used to fund new stores’ capital expenditures.
Net Income (Loss)
Due to the factors mentioned above, net loss as a percentage of sales was 1.4% in 2005 compared to income of 1.1% in 2004, and net income dollars decreased $13.4 million, to a loss of $7.8 million in 2005 from income of $5.6 million in 2004.
Exchange rates positively impacted the comparison of 2005 net loss to 2004 net income by approximately $1.0 million, including foreign currency transaction gains of $2.1 million in 2005 and $0.2 million in 2004.
International — Comparison of 2004 to 2003
Sales
International sales increased $103.2 million, or 25.3%, to $510.7 million in 2004 from $407.5 million in 2003, primarily resulting from new superstore openings, comparable store sales increases and the acquisition of Paperchase. In 2004, the Company opened five International superstores and one Books etc. store in the United Kingdom. In addition, 10.4% of the sales growth percentage, or $42.4 million, was related to favorable exchange rates.
Other Revenue
Other revenue increased $1.7 million, or 41.5%, to $5.8 million in 2004 from $4.1 million in 2003. This increase was primarily due to increased third party cafe income.
Gross Margin
Gross margin as a percentage of sales increased 2.3%, to 25.0% in 2004 from 22.7% in 2003, primarily the result of a decrease of 2.0% in merchandise costs as a percentage of sales. This was primarily due to the acquisition of Paperchase, which offers merchandise with higher margins than the International superstores’ core products. The weakness of the U.S. dollar also contributed to the improvement in product costs, primarily benefiting the Company’s operations in countries with a relatively high percentage of U.S.-sourced merchandise. Also contributing to the increase in the gross margin percentage was an increase as a percentage of sales of 0.1% in third party cafe income and improvements of 0.5% in product markdowns as a percentage of sales, resulting from improved vendor terms, largely in the Company’s Asia Pacific stores. Partially offsetting these factors were increased occupancy costs of 0.2% as a percentage of sales, due to new store openings and landlord-imposed rent adjustments, and increased distribution costs of 0.1% as a percentage of sales, largely due to the higher supply chain costs of Paperchase. The overall mix of book, music, movie, cafe, and gifts and stationery merchandise of the International segment changed slightly, due to the acquisition and consolidation of Paperchase.
Gross margin dollars increased $35.3 million, or 38.2%, to $127.7 million in 2004 from $92.4 million in 2003. Of this increase, $8.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new superstore openings and the improved gross margin rate.

Selling, General and Administrative Expenses
SG&A as a percentage of sales increased approximately 0.8%, to 19.7% in 2004 from 18.9% in 2003. This was primarily the result of increases as a percentage of sales in advertising expenses of 0.3%, administrative payroll of 0.3%, store operating expenses of 0.1% and administrative expenses of 0.1%, all of which are due to the acquisition of Paperchase.
SG&A dollars increased $23.9 million, or 31.1%, to $100.8 million in 2004 from $76.9 million in 2003. Of this increase, $7.5 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to new superstore openings, the acquisition of Paperchase and the increased store payroll and operating expenses required.
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
Exchange rates positively impacted the comparison of 2004 net income to 2003 net loss by approximately $0.5 million, including foreign currency transaction gains/(losses) of $0.2 million in 2004 and $(0.4) million in 2003.
Corporate

	2005	2004	2003

(dollar amounts in millions)
Interest expense	$50.9	$37.6	$30.4
Net loss	$(34.7)	$(27.2)	$(29.6)
The Corporate segment includes interest expense related to corporate activities, various corporate governance costs and corporate incentive costs.
Corporate — Comparison of 2005 to 2004
Net loss dollars increased $7.5 million, or 27.6%, to $34.7 million in 2005 from $27.2 million in 2004. This was primarily due to increased interest expense for this segment resulting from increased borrowings to fund corporate stock repurchases in 2005. Interest expense represents corporate-level interest costs not charged to the Company’s other segments.

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
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, a new full service distribution center, and continued investment in new corporate information technology systems. Additional capital requirements include the maintenance of existing stores, distribution centers, and management information systems, as well as shareholder returns in the form of share repurchases and dividends.
Net cash provided by operations was $169.9 million, $226.8 million, and $238.3 million in 2005, 2004, and 2003, respectively. The current year operating cash inflows primarily reflect operating results net of non-cash charges for depreciation, asset impairments and other writedowns and a loss on disposal of assets related to the remodel program, as well as an increase in accounts payable, taxes payable and other long-term liabilities. Operating cash outflows for the period resulted from increases in inventories, prepaid expenses, accounts receivable, accrued payroll and other liabilities and other long-term assets. Also affecting operating cash was an adjustment to net income resulting from a gain on the sale of investments, as well as a non-cash increase in deferred income taxes. The most significant cash outflow was related to the increase in inventory, which was partially offset by an increase in accounts payable. The increase in inventories primarily resulted from new store growth.
Net cash used for investing in 2005 was $91.1 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and maintenance of existing stores, distribution centers and management information systems. These expenditures were offset by proceeds from the Company’s sale of investments of $105.2 million, which primarily consisted of auction rate securities. Net cash used for investing in 2004 was $91.8 million, which primarily funded capital expenditures for new stores, new corporate information technology systems, the acquisition of Paperchase and the refurbishment maintenance of existing stores, distribution centers and management information systems. In addition, the Company invested $95.4 million, and sold $118.0 million, of auction rate securities. Net cash used for investing in 2003 was $231.8 million, which primarily funded capital expenditures for new stores, the refurbishment and maintenance of existing stores, distribution centers and management information systems, as well as investments of $118.0 million in auction rate securities.
Capital expenditures in 2005 were $196.3 million, which reflects the opening of 28 new superstores and 23 new Waldenbooks Specialty Retail stores, including 5 new airport stores and 16 new outlet stores, as well as the remodeling of 100 domestic superstores and the conversion of 98 Waldenbooks stores to Borders Express. Additional 2005 capital spending reflected continued investment in new buying and merchandising systems, partial spending on a new distribution center opening in 2006 and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2004 were $115.5 million, which reflects the opening of 24 new superstores and 15 new Waldenbooks Specialty Retail stores, including two new airport stores and ten new outlet stores, as well as the remodeling of 33 domestic superstores and the conversion of 37 Waldenbooks stores to Borders Express. Additional 2004 capital spending reflected continued investment in new buying and merchandising systems and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2003 were $110.9 million, and reflect the opening of 48 new superstores and 12 new Waldenbooks Specialty Retail stores, including four new airport stores.
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
Net cash used for financing was $241.0 million in 2005, resulting primarily from the Company’s repurchase of common stock of $265.9 million and the payment of cash dividends on shares of the Company’s common stock of $25.5 million, partially offset by proceeds of $27.6 million from the exercise of employee stock options and funding from the credit facility of $23.3 million. Net cash used for financing was $150.8 million in 2004, resulting primarily from the Company’s repurchase of common stock of $177.3 million and the payment of cash dividends on shares of the Company’s common stock of $25.1 million, partially offset by proceeds of $44.8 million from the exercise of employee stock options. Net cash used for financing was $15.8 million in 2003, resulting primarily from the Company’s repurchase of common stock of $44.0 million, which was partially offset by proceeds of $27.4 million from the exercise of employee stock options.
The Company expects capital expenditures to be approximately $200.0 million in 2006, resulting primarily from new superstore openings and continuation of the store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations and convert approximately 15 Waldenbooks stores to Borders Express. In addition, capital expenditures will result from International store openings, the new distribution center, continued investment in new buying, merchandising and warehouse management systems and maintenance spending for new stores, distribution centers and management information systems. The Company currently plans to open approximately 35 domestic Borders superstores and 12 to 14 International stores in 2006. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.
The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations and financing through the Credit Agreement, discussed below. The Company believes funds generated from operations and borrowings under the Credit Agreement and from other sources, as necessary, will be sufficient to fund its anticipated capital requirements for the next several years.
In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. The Company currently has remaining authorization to repurchase approximately $246.1 million. During 2005, 2004, and 2003, $265.9 million, $177.3 million, and $44.0 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2006, subject to the Company’s share price and capital needs and availability.
During 2004 and 2005, the Company paid a regular quarterly dividend, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. In December 2005, the Board of Directors increased the quarterly dividend by 11.1% to $0.10 per share. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of January 28, 2006 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $153.6 million at January 28, 2006 and $131.7 million at January 23, 2005.
On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes have been used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. The Company plans to repay the Notes with funds from the Credit Agreement. As of January 28, 2006 the Company was in compliance with all covenants contained within this agreement.
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
Off-Balance Sheet Arrangements
The Company had two lease financing facilities (the “Original Lease Facility” and the “New Lease Facility,” collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. At January 25, 2004, borrowings associated with two properties were outstanding. Pursuant to the requirements of FIN 46, the Company was the primary beneficiary of the two variable interest entities (“VIEs”) that owned the two properties. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004. Amounts relating to the consolidation of these VIEs were treated as non-cash items on the consolidated statements of cash flows.
In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8 million) on behalf of the two borrowing VIEs. In conjunction with this transaction, the Lease Financing Facilities were terminated. The Company has recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and has classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at January 28, 2006.

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
Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company began consolidating these VIEs in the quarter ending January 25, 2004, and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt (including current portion) of $5.6 million, and minority interest of $0.3 million at January 28, 2006, and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt of $5.7 million, and minority interest of $0.4 million at January 23, 2005. These amounts have been treated as non-cash items on the consolidated statements of cash flows.
Significant Contractual Obligations
The following table summarizes the Company’s significant contractual obligations, excluding interest expense:

	Fiscal Year
				2011 and
	2006	2007-2008	2009-2010	Thereafter	Total
(dollars in millions)
Credit Agreement borrowings	$153.6	$—	$—	$—	$153.6
Capital lease obligations	0.5	—	—	—	0.5
Operating lease obligations	363.8	695.1	618.8	2,209.6	3,887.3
Senior guaranteed notes	50.0	—	—	—	50.0
Debt of consolidated VIEs	0.2	0.4	0.4	4.6	5.6
Other borrowings	3.1	—	—	—	3.1

Total	$571.2	$695.5	$619.2	$2,214.2	$4,100.1

Seasonality
The Company’s business is highly seasonal, with sales significantly higher and substantially all operating income realized during the fourth quarter, which includes the holiday selling season.

	Fiscal 2005 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$847.2	$891.6	$837.2	$1,454.7
Operating income (loss)	(6.2)	5.4	(19.3)	193.5
% of full year:
Sales	21.0%	22.1%	20.8%	36.1%
Operating income (loss)	(3.6)	3.1	(11.1)	111.6

	Fiscal 2004 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$830.8	$847.1	$833.3	$1,368.3
Operating income (loss)	5.6	15.0	0.4	195.7
% of full year:
Sales	21.4%	21.8%	21.5%	35.3%
Operating income (loss)	2.6	6.9	0.2	90.3

	Fiscal 2003 Quarter Ended
	April	July	October	January
(dollars in millions)
Sales	$751.4	$826.9	$807.9	$1,312.4
Operating income (loss)	(8.0)	8.2	0.9	197.0
% of full year:
Sales	20.3%	22.4%	21.8%	35.5%
Operating income (loss)	(4.0)	4.1	0.5	99.4
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
Goodwill Impairment
Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores, Waldenbooks Specialty Retail and Corporate, and the country components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill. As of January 28, 2006, no impairment of goodwill existed.
Inventory
The carrying value of the Company’s inventory is affected by reserves for shrinkage, markdowns and non-returnable inventory. Projections of shrinkage are based upon the results of regular, periodic physical counts of the Company’s inventory. The Company’s shrinkage reserve is adjusted as warranted based upon the trends yielded by the physical counts. Reserves for non-returnable inventory are based upon the Company’s history of liquidating non-returnable inventory. The markdown percentages utilized in developing the reserve are evaluated against actual, ongoing markdowns of non-returnable inventory to ensure that they remain consistent. Significant differences between future experience and that which was projected (for either the shrinkage or non-returnable inventory reserves) could affect the recorded amounts of inventory and cost of sales.
The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $102.1 million and $91.4 million as of January 28, 2006 and January 23, 2005, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.
Leases
All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification.
Gift Cards
The Company sells gift cards to its customers and records a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption trends, and records the related income as a component of “Other revenue”. To the extent that future redemption patterns differ from those historically experienced, significant variations in the recorded reserves may result.
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
Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company has recorded $1.1 million and $0.8 million of vendor consideration as a reduction to its inventory balance at January 28, 2006 and January 23, 2005, respectively.
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
New Accounting Guidance
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, and amends FAS No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt FAS 123(R) in the first quarter of 2006 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of January 28, 2006, there were 0.6 million stock option awards granted to employees that remain unvested.
The Company currently recognizes no compensation cost for employee stock options. Based on the adoption of FAS 123(R) in the first quarter of 2006, the Company estimates the impact to not exceed an after-tax charge of approximately $0.6 million in fiscal 2006. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.5 million, $11.3 million and $5.9 million in 2005, 2004 and 2003, respectively.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“FAS 151”). The amendments made by FAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The interpretation requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. The interpretation became effective for the Company in the fourth quarter of 2005. The Company’s adoption of FIN 47 did not have a material impact on its consolidated financial position or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). This new standard replaces APB 20 and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, FAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP FAS 13-1 to have a material impact on its consolidated financial position or results of operations.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”). FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial position or results of operations.
Related Party Transactions
The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, cash flows, or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed though a combination of normal operating and financing activities, which may include the use of derivative financial instruments in the form of interest rate swaps and forward foreign currency exchange contracts.
Interest Rate Risk
The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Historically, the Company had utilized interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates. Currently, the Company has no such agreements in effect.
The Company is also subject to risk associated with the fair value of its $50.0 million of Notes which are fixed-rate debt. To eliminate this risk, the Company is currently utilizing an interest rate swap, effectively converting the Notes’ fixed interest rate to a variable rate.
LIBOR is the rate upon which the Company’s variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2006 as compared to 2005, the Company’s after-tax earnings, after considering the effects of its existing interest rate swap agreements, would decrease approximately $3.7 million based on the Company’s expected average outstanding debt as of January 28, 2006.
Foreign Currency Exchange Risk
The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At January 28, 2006, the Company had no foreign currency forward contracts outstanding.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Jan. 28,	Jan. 23,	Jan. 25,
	2006	2005	2004

Sales	$4,030.7	$3,879.5	$3,698.6
Other revenue	48.5	51.9	65.6

Total revenue	$4,079.2	$3,931.4	$3,764.2
Cost of merchandise sold (includes occupancy)	2,939.5	2,812.4	2,698.6

Gross margin	1,139.7	1,119.0	1,065.6
Selling, general and administrative expenses	952.1	890.3	845.0
Legal settlement expense	—	—	3.5
Pre-opening expense	7.6	4.8	7.0
Asset impairments and other writedowns	6.6	7.2	12.0

Operating income	173.4	216.7	198.1
Interest expense	14.3	9.1	8.7

Income before income tax	159.1	207.6	189.4
Income tax provision	58.1	75.7	72.1

Income before cumulative effect of accounting change	101.0	131.9	117.3
Cumulative effect of accounting change (net of tax)	—	—	2.1

Net income	$101.0	$131.9	$115.2

Earnings (loss) per common share data (Note 2)
Diluted:
Income before cumulative effect of accounting change	$1.42	$1.69	$1.48
Cumulative effect of accounting change (net of tax)	—	—	(0.02)

Net income	$1.42	$1.69	$1.46

Weighted-average common shares outstanding	71.1	77.9	79.1
Basic:
Income before cumulative effect of accounting change	$1.45	$1.72	$1.51
Cumulative effect of accounting change (net of tax)	—	—	(0.03)

Net income	$1.45	$1.72	$1.48

Weighted-average common shares outstanding	69.8	76.6	77.9
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 28,	Jan. 23,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$81.6	$244.8
Investments	—	95.4
Merchandise inventories	1,405.9	1,306.9
Accounts receivable and other current assets	150.3	118.3

Total current assets	1,637.8	1,765.4
Property and equipment, net	703.9	635.6
Other assets	79.7	84.8
Deferred income taxes	26.3	14.4
Goodwill	124.5	128.6

Total assets	$2,572.2	$2,628.8

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$207.1	$141.2
Trade accounts payable	660.3	615.1
Accrued payroll and other liabilities	293.4	306.4
Taxes, including income taxes	135.8	118.3
Deferred income taxes	14.5	15.0

Total current liabilities	1,311.1	1,196.0
Long-term debt	5.4	55.8
Other long-term liabilities	326.6	286.7
Commitments and contingencies (Note 11)	—	—

Total liabilities	1,643.1	1,538.5
Minority interest	1.3	1.4

Total liabilities and minority interest	1,644.4	1,539.9

Stockholders’ equity:
Common stock, 200,000,000 shares authorized; 64,149,397 and 73,875,627 shares issued and outstanding at January 28, 2006 and January 23, 2005, respectively	294.3	525.1
Deferred compensation	(0.4)	(0.5)
Accumulated other comprehensive income	19.4	25.3
Retained earnings	614.5	539.0

Total stockholders’ equity	927.8	1,088.9

Total liabilities, minority interest and stockholders’ equity	$2,572.2	$2,628.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 28,	Jan. 23,	Jan. 25,
	2006	2005	2004

Cash provided by (used for):
Operations
Net income	$101.0	$131.9	$115.2
Adjustments to reconcile net income to operating cash flows:
Depreciation	121.5	112.9	111.3
Gain on deconsolidation of variable interest entities	—	(2.9)	—
Gain on sale of investments	(1.2)	—	—
Loss on disposal of assets	5.3	2.4	—
(Increase) decrease in deferred income taxes	(13.0)	12.6	0.8
Increase in other long-term assets	(3.9)	(6.7)	(14.0)
Increase in other long-term liabilities	29.4	13.3	17.8
Asset impairments and other writedowns	4.3	6.2	11.3
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(105.0)	(63.8)	(37.9)
Increase in accounts receivable	(10.0)	(5.7)	(3.1)
Increase in prepaid expenses	(24.0)	(9.9)	(3.3)
Increase in accounts payable	48.1	13.8	25.2
Increase in taxes payable	25.6	3.4	20.2
Increase (decrease) in accrued payroll and other liabilities	(8.2)	19.3	(5.2)

Net cash provided by operations	169.9	226.8	238.3

Investing
Capital expenditures	(196.3)	(115.5)	(110.9)
Proceeds from sale of investments	105.2	118.0	—
Purchase of investments	—	(95.4)	(118.0)
Proceeds from sale-leaseback of assets	—	32.3	—
Acquisition	—	(31.2)	(2.9)

Net cash used for investing	(91.1)	(91.8)	(231.8)

Financing
Net repayment of long-term debt	(0.1)	—	—
Net repayment of long-term capital lease obligations	(0.4)	(0.4)	(0.3)
Net funding from credit facility	23.3	7.2	1.1
Cash dividends paid	(25.5)	(25.1)	—
Issuance of common stock	27.6	44.8	27.4
Repurchase of common stock	(265.9)	(177.3)	(44.0)

Net cash used for financing	(241.0)	(150.8)	(15.8)

Effect of exchange rates on cash and equivalents	(1.0)	(0.2)	1.0

Net decrease in cash and equivalents	(163.2)	(16.0)	(8.3)
Cash and equivalents at beginning of year	244.8	260.8	269.1

Cash and equivalents at end of year	$81.6	$244.8	$260.8

Supplemental cash flow disclosures:
Interest paid	$13.9	$8.5	$9.2
Income taxes paid	$55.0	$64.6	$56.3
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Compensation	Income (Loss)	Earnings	Total

Balance at January 26, 2003	78,731,922	$657.0	$(0.2)	$4.0	$323.2	$984.0

Net income	—	—	—	—	115.2	115.2
Foreign currency translation adjustments	—	—	—	18.0	—	18.0
Change in fair value of derivatives, net of tax provision of $0.4	—	—	—	0.7	—	0.7

Comprehensive income						133.9
Cash dividends declared ($0.08 per common share)	—	—	—	—	(6.2)	(6.2)
Issuance of common stock	2,094,005	27.4	—	—	—	27.4
Repurchase and retirement of common stock	(2,552,586)	(44.0)	—	—	—	(44.0)
Tax benefit of equity compensation	—	5.9	—	—	—	5.9
Change in deferred compensation	—	—	(0.4)	—	—	(0.4)

Balance at January 25, 2004	78,273,341	$646.3	$(0.6)	$22.7	$432.2	$1,100.6

Net income	—	—	—	—	131.9	131.9
Foreign currency translation adjustments	—	—	—	2.3	—	2.3
Change in fair value of derivatives, net of tax provision of $0.2	—	—	—	0.3	—	0.3

Comprehensive income						134.5
Cash dividends declared ($0.08 and $0.09 per common share)	—	—	—	—	(25.1)	(25.1)
Issuance of common stock	3,222,058	44.8	—	—	—	44.8
Repurchase and retirement of common stock	(7,619,772)	(177.3)	—	—	—	(177.3)
Tax benefit of equity compensation	—	11.3	—	—	—	11.3
Change in deferred compensation	—	—	0.1	—	—	0.1

Balance at January 23, 2005	73,875,627	$525.1	$(0.5)	$25.3	$539.0	$1,088.9

Net income	—	—	—	—	101.0	101.0
Foreign currency translation adjustments	—	—	—	(5.9)	—	(5.9)

Comprehensive income						95.1
Cash dividends declared ($0.09 and $0.10 per common share)	—	—	—	—	(25.5)	(25.5)
Issuance of common stock	1,866,917	27.6	—	—	—	27.6
Repurchase and retirement of common stock	(11,593,147)	(265.9)	—	—	—	(265.9)
Tax benefit of equity compensation	—	7.5	—	—	—	7.5
Change in deferred compensation	—	—	0.1	—	—	0.1

Balance at January 28, 2006	64,149,397	$294.3	$(0.4)	$19.4	$614.5	$927.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At January 28, 2006, the Company operated 528 superstores under the Borders name, including 473 in the United States, 35 in the United Kingdom, 14 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 678 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 33 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 28, 2006, Paperchase operated 90 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 100 domestic Borders Superstores.
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
Fiscal Year: On December 10, 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year-end. Effective with respect to fiscal 2005, the Company elected to change its fiscal year to a 52/53-week fiscal year ending on the Saturday closest to the last day of January. The Company implemented this change in order to conform to industry standards and for certain administrative purposes. As a result of the change, the Company’s 2005 fiscal year consisted of 53 weeks, and ended on January 28, 2006. The Company’s fiscal years had previously ended on the Sunday immediately preceding the last Wednesday in January. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. Fiscal 2003 consisted of 52 weeks and ended January 25, 2004. References herein to years are to the Company’s fiscal years.
Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Foreign currency transaction gains/(losses) were $2.1, $(0.2), and $(0.4) in 2005, 2004, and 2003, respectively.
Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.
Investments: Investments include primarily short-term investments in auction rate securities.
Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $102.1 and $91.4 as of January 28, 2006, and January 23, 2005, respectively.
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
The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying values of long-lived assets. If the expected future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows.
Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores, Waldenbooks Specialty Retail and Corporate, and the country components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer.
Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification, and defines initial lease term to include the construction build-out period, but to exclude lease extension period(s). The Company conducts operations primarily under operating leases. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $154.7 and $144.9 as of January 28, 2006 and January 23, 2005, respectively.
Landlord Allowances: The Company classifies landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $132.0 and $116.3 as of January 28, 2006 and January 23, 2005, respectively, in accordance with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), and as an operating activity on the Company’s consolidated statements of cash flows. Also in accordance with the provisions of FTB 88-1, the Company classifies the amortization of landlord allowances as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in the Company’s consolidated statements of operations.
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
Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company includes fair value changes of derivatives (net of tax) and exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $0.0 and $0.1 for derivatives and $19.4 and $25.2 for exchange rate fluctuations as of January 28, 2006 and January 23, 2005, respectively.
Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company’s segments. Revenue excludes sales taxes and any value-added taxes.
The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites, and includes this income as a component of “Other revenue” in the Company’s consolidated statements of operations. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states.
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
Closing Costs: Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure.
Preferred Reader Program: Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. The Company recognized membership income on a straight-line basis over the 12-month term of the membership, and categorized the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases were netted against “Sales” in the Company’s consolidated statements of operations.
Gift Cards: The Company sells gift cards to its customers and records a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
trends, and records the related income as a component of “Other revenue” in the Company’s consolidated statements of operations. The Company has included the liability for gift cards as a component of “Accrued payroll and other liabilities” on its consolidated balance sheets, totaling $145.4 and $140.5 as of January 28, 2006 and January 23, 2005, respectively.
Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $39.4, $44.7 and $35.9 of gross advertising expenses in 2005, 2004 and 2003, respectively.
The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.
Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company recorded $1.1 and $0.8 of vendor consideration as a reduction to its inventory balance at January 28, 2006 and January 23, 2005, respectively.
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
Equity-Based Compensation: The Company accounts for equity-based compensation under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted, the Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net income and earnings per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	2005	2004	2003

Net income, as reported	$101.0	$131.9	$115.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.9	0.7	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.8	4.1	7.4

Pro forma net income	$100.1	$128.5	$107.9

Earnings per share:
Diluted — as reported	$1.42	$1.69	$1.46
Diluted — pro forma	$1.41	$1.65	$1.36
Basic — as reported	$1.45	$1.72	$1.48
Basic — pro forma	$1.43	$1.68	$1.39
See “Note 15 — Stock-Based Benefit Plans” for further discussion of the Company’s equity-based compensation plans.
New Accounting Guidance: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, and amends FAS No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt FAS 123(R) in the first quarter of 2006 using the modified-prospective method in which compensation cost is recognized beginning with the adoption date based on (a) the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. As of January 28, 2006, there were 0.6 million stock option awards granted to employees that remain unvested.
The Company currently recognizes no compensation cost for employee stock options. Based on the adoption of FAS 123(R) in the first quarter of 2006, the Company estimates the impact to not exceed an after-tax charge of approximately $0.6 in fiscal 2006. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.5, $11.3 and $5.9 in 2005, 2004 and 2003, respectively.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“FAS 151”). The amendments made by FAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The interpretation requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. The interpretation became effective for the Company in the fourth quarter of 2005. The Company’s adoption of FIN 47 did not have a material impact on its consolidated financial position or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). This new standard replaces APB 20 and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, FAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP FAS 13-1 to have a material impact on its consolidated financial position or results of operations.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”). FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial position or results of operations.
Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. Among these, the Company has reclassified its income and expense related to sales of merchandise to other retailers from “Selling, general and administrative expense” in the Company’s consolidated statements of operations to “Other revenue” and “Cost of merchandise sold, (includes occupancy).” In addition, the Company has reclassified income related to unredeemed gift cards from “Selling, general and administrative expense” to “Other revenue.” The reclassification had no impact on earnings or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 2 — WEIGHTED-AVERAGE SHARES OUTSTANDING
Weighted-average shares outstanding are calculated as follows (thousands):

	2005	2004	2003

Weighted-average common shares outstanding — basic	69,785	76,553	77,905
Dilutive effect of employee stock options	1,303	1,387	1,206

Weighted-average common shares outstanding — diluted	71,088	77,940	79,111

Unexercised employee stock options and unvested restricted share units to purchase 4.1 million, 3.1 million, and 4.2 million common shares as of January 28, 2006, January 23, 2005, and January 25, 2004, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.
NOTE 3 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS
Asset Impairments: In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In the fourth quarter of 2005, the Company recorded a charge of $4.3 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $2.1 related to underperforming domestic Borders superstores, $0.5 related to underperforming Waldenbooks Specialty Retail stores and $1.7 related to underperforming Books etc. stores.
In the fourth quarter of 2004, the Company recorded a charge of $6.2 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $4.5 related to underperforming domestic Borders superstores, $0.4 related to underperforming Waldenbooks Specialty Retail stores and $1.3 related to underperforming Books etc. stores.
In the fourth quarter of 2003, the Company recorded a charge of $6.9 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of the following: $6.6 related to underperforming domestic Borders superstores and $0.3 related to underperforming Waldenbooks Specialty Retail stores. Also in the fourth quarter of 2003, the Company incurred a $4.5 charge related to the impairment of certain capitalized technology initiatives, with $3.0, $1.4, and $0.1 allocated to the Borders, Waldenbooks Specialty Retail and International segments, respectively.
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
Borders superstores closed during 2005 averaged approximately 20 employees per store and Waldenbooks Specialty Retail stores closed during 2005 averaged between five to seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other Waldenbooks Specialty Retail or domestic Borders superstore locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the closing plans is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
During 2005, the Company recorded a $3.4 charge for the closing costs of underperforming stores, consisting of the following: $1.0 relating to the closure of two Borders stores, and $2.4 relating to the closure of 50 Waldenbooks Specialty Retail stores (net of a $0.1 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge for Borders consisted entirely of asset impairments, and the charge for Waldenbooks Specialty Retail included $0.4 of asset impairments and $0.9 of store payroll and other costs. These costs are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Also included in the $2.4 charge is a $1.1 charge for inventory markdowns of the stores to be closed, categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
During 2004, the Company recorded a $2.2 charge for the closing costs relating to the closure of 43 underperforming Waldenbooks Specialty Retail stores (net of a $0.2 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.1 of asset impairments and $0.9 of store payroll and other costs. Also included in the $2.2 charge is a $1.2 charge for inventory markdowns of the stores to be closed.
During 2003, the Company recorded a $1.4 charge for the closing costs relating to the closure of 74 underperforming Waldenbooks Specialty Retail stores (net of a $0.9 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge included $0.1 of asset impairments and $0.5 of store payroll and other costs. Also included in the $1.4 charge is a $0.8 charge for inventory markdowns of the stores to be closed.
The following table summarizes Waldenbooks Specialty Retail’s store closing reserve:

Reserve balance at January 26, 2003	$2.6

2003 Charge	2.3
2003 Reserve adjustment	(0.9)
2003 Cash payments	(2.9)

Reserve balance at January 25, 2004	$1.1

2004 Charge	2.4
2004 Reserve adjustment	(0.2)
2004 Cash payments	(2.7)

Reserve balance at January 23, 2005	$0.6

2005 Charge	3.5
2005 Reserve adjustment	(0.1)
2005 Cash payments	(3.3)

Reserve balance at January 28, 2006	$0.7

The following table summarizes the sales and operating loss for the stores closed in each of the following fiscal years:

	2005	2004	2003

Sales	$25.9	$19.2	$30.3
Operating loss	(0.3)	(0.6)	(0.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
During 2005, 2004 and 2003, the Company recorded charges for the estimated future lease obligations of Books etc. store closures of $0.5, $1.1 and $0.1, respectively. These amounts were categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.
NOTE 4 — EFFECT OF TERRORIST ATTACKS ON SEPTEMBER 11, 2001
As a result of the terrorist attacks on September 11, 2001, a Borders store that operated in the World Trade Center in New York City was destroyed. The loss of that store’s sales and net income was not material to the consolidated 2005, 2004 or 2003 results as a whole. The Company was insured for the replacement value of the assets destroyed at the store and up to 24 months of lost income from business interruption coverage and recognized a total recovery of $19.9. The Company does not expect to recover additional insurance amounts related to this incident.
During 2004, the Company recognized as income its final insurance reimbursement of $1.2 related to the September 11, 2001 loss. Of this, $0.9 was categorized as an offset to “Selling, general and administrative expenses.” This amount primarily represented the excess of lost assets’ replacement value over their net book value. It is the Company’s policy to record gains and losses on asset disposals as a part of “Selling, general and administrative expenses.” The remaining $0.3 was related to pre-opening expenses incurred in the opening of replacement stores in New York City. This was categorized as an offset to “Pre-opening expense” on the consolidated statements of operations.
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
NOTE 5 — LEGAL SETTLEMENT
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
NOTE 6 — SALE-LEASEBACK TRANSACTION
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
NOTE 7 — ACQUISITION OF PAPERCHASE PRODUCTS, LTD.
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

NOTE 8 —	SEATTLE’S BEST COFFEE LICENSING AGREEMENT
In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which the Company will operate Seattle’s Best Coffee-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores began conversion to Seattle’s Best Coffee cafes beginning in early 2005, and will continue through 2007. These cafes will continue to be managed and staffed by Company employees, who will be trained on Seattle’s Best Coffee brand standards and procedures. Seattle’s Best Coffee will also provide brand direction and oversight, as well as in-store promotional support, and will receive royalty payments from the Company.

NOTE 9 —	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	2005	2004

Property and equipment
Buildings	$6.9	$6.9
Leasehold improvements	647.7	600.6
Furniture and fixtures	979.5	914.7
Construction in progress	36.3	25.6

	1,670.4	1,547.8
Less — accumulated depreciation and amortization	(966.5)	(912.2)

Property and equipment, net	$703.9	$635.6

NOTE 10 —	INCOME TAXES
The income tax provision from operations consists of the following:

	2005	2004	2003

Current
Federal	$61.6	$52.6	$61.6
State and local	9.5	10.7	9.1
Foreign	0.5	1.1	0.4
Deferred
Federal	(11.9)	8.0	(2.1)
State and local	(0.8)	0.7	—
Foreign	(0.8)	2.6	3.1

Total income tax provision	$58.1	$75.7	$72.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2005	2004	2003

Federal statutory rate	$55.7	$72.7	$66.3
State and local taxes, net of federal tax benefit	5.7	7.4	5.9
Impact of foreign operations	(2.2)	(2.8)	(1.3)
Other	(1.1)	(1.6)	1.2

Total income tax provision	$58.1	$75.7	$72.1

Deferred tax assets and liabilities resulted from the following:

	2005	2004

Deferred tax assets
Accruals and other current liabilities	$4.2	$2.7
Deferred revenue	4.6	0.6
Other long-term liabilities	3.0	3.1
Deferred compensation	2.2	2.2
Deferred rent	70.0	73.4
State deferred tax assets	1.9	—
Foreign deferred tax assets	20.6	22.6
Asset impairments and other writedowns	8.7	10.2
Valuation allowance	(9.4)	(8.5)

Total deferred tax assets	105.8	106.3

Deferred tax liabilities
Inventory	18.2	17.6
Property and equipment	64.5	74.6
Net state deferred tax liability	—	0.4
Foreign deferred tax liabilities	11.3	14.3

Total deferred tax liabilities	94.0	106.9

Net deferred tax assets (liabilities)	$11.8	$(0.6)

The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $30.4 as of January 28, 2006, $28.0 as of January 23, 2005, and $34.6 as of January 25, 2004. These losses have an indefinite carryforward period. The Company has established a valuation allowance to reflect the uncertainty of realizing a portion of the benefits of these net operating losses in foreign jurisdictions.
Consolidated domestic income (loss) before taxes was $172.4 in 2005, $200.6 in 2004, and $189.7 in 2003. The corresponding amounts for foreign operations were $(13.3) in 2005, $7.0 in 2004 and $(0.3) in 2003.
Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside the United States. Cumulative foreign earnings considered permanently reinvested totaled $21.9 as of January 28, 2006 and $8.3 as of January 23, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company intends to vigorously defend the action. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.
On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.
Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Mirror Site Agreement. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against the Company in Tennessee and Nevada have been dismissed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 12 — DEBT
Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $153.6 million at January 28, 2006 and $131.7 at January 23, 2005. The weighted average interest rate in 2005 and 2004 was approximately 6.0% and 5.9%, respectively.
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
Debt of Consolidated VIEs: The Company includes the debt of two variable interest entities (“VIEs”), consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in its consolidated balance sheets. Scheduled principal payments of this debt as of January 28, 2006 total $0.2 in 2006, $0.2 in 2007, $0.2 in 2008, $0.2 in 2009, $0.2 in 2010, $4.6 in all later years, and in the aggregate, total $5.6. See “Note 13 — Leases” for further discussion of the Company’s consolidation of these VIEs.
As of January 28, 2006 the Company was in compliance with its debt covenants.
NOTE 13 — LEASES
Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for terms of three to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks Specialty Retail’s leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).
For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability. During 2005, the Company concluded that rent payments required by several of the International segment’s lease agreements were not being recognized on the required straight-line basis. Specifically, certain lease agreements contained provisions that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
increased rent payments over time, and the Company had recognized the effect of these rent escalations in the period the escalations occurred, rather than on a straight-line basis over the lease term. As a result, the Company has increased “Other long-term liabilities” on the consolidated balance sheets (which includes straight-line rent liabilities) for its International segment by $3.1, and has increased the segment’s “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations by the same amount. The after-tax impact of this non-cash adjustment was $2.2.
Lease Commitments: Future minimum lease payments under operating leases at January 28, 2006 total $363.8 in 2006, $354.6 in 2007, $340.5 in 2008, $320.3 in 2009, $298.5 in 2010, $2,209.6 in all later years, and in the aggregate, total $3,887.3.
Rental Expenses: A summary of operating lease minimum and percentage rental expense follows:

	2005	2004	2003

Minimum rentals	$378.0	$369.5	$351.8
Percentage rentals	18.9	8.7	2.8

Total	$396.9	$378.2	$354.6

Capitalized Leases: The Company accounts for certain items under capital leases. Scheduled principal payments of capitalized leases as of January 28, 2006 total $0.5, due in 2006.
Lease Financing Facilities: Prior to 2005, the Company had two lease financing facilities (the “Original Lease Facility” and the “New Lease Facility,” collectively, the “Lease Financing Facilities”) to finance new stores and other property owned by unaffiliated entities and leased to the Company or its subsidiaries. In July 2004, the Company repaid all amounts outstanding under the Lease Financing Facilities (totaling $13.8) on behalf of the two borrowing VIEs. The Company recorded this debt repayment as a prepayment of a portion of the rent expense for occupancy through 2024, and classified the current portion as a component of “Accounts receivable and other current assets,” and the non-current portion as a component of “Other assets” on the consolidated balance sheets at January 28, 2006. In conjunction with this transaction, the Lease Financing Facilities were terminated.
Consolidated VIEs: The Company adopted FIN 46 as of January 25, 2004, which resulted in the consolidation of four VIEs and an after-tax charge of $2.1, comprised of non-cash depreciation costs, in 2003. This charge is included as a “Cumulative effect of accounting change (net of tax)” in the Company’s consolidated statements of operations in 2003. Of the four VIEs initially consolidated, only two such entities remain consolidated at January 28, 2006, as discussed below.
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
Separately, the Company is the primary beneficiary of two VIEs due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.3, long-term debt (including current portion) of $5.6, and minority interest of $0.3 at January 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
NOTE 14 — EMPLOYEE BENEFIT PLANS
Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $5.0, $4.7, and $4.3 for 2005, 2004 and 2003, respectively.
NOTE 15 — STOCK-BASED BENEFIT PLANS
2004 Long-Term Incentive Plan: The Company maintains the 2004 Long-Term Incentive Plan (the “2004 Plan”), pursuant to which the Company may grant stock-based awards to employees and non-employee directors of the Company, including restricted shares and share units of its common stock and options to purchase its common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. Three million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At January 28, 2006 3.8 million shares remained available for grant.
Under the 2004 Plan, the exercise price of options granted will generally not be less than the fair value per share of the Company’s common stock at the date of grant. The plan provides for vesting periods as determined by the Compensation Committee of the Company’s Board of Directors.
The Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company’s common stock, at a 20% to 40% discount from the fair value of the same number of unrestricted shares of common stock. In addition, the Company’s senior management personnel may elect to make a one-time purchase of restricted shares. Restricted shares of common stock purchased under the 2004 Plan will generally be restricted from sale or transfer for at least two and up to four years from date of purchase.
The Company recognizes compensation expense for the discount on restricted shares of common stock purchased under the 2004 Plan (or prior plan). Such discounts are recognized as expense on a straight-line basis over the period during which the shares are restricted from sale or transfer.
The Company grants performance-based share units of its common stock (“RSUs”) to its senior management personnel. RSUs vest in amounts based on the achievement of performance goals, primarily earnings per share. The Compensation Committee of the Company’s Board of Directors establishes the RSU’s performance criteria and vesting period. The Company also grants time-vested restricted stock to its senior management personnel.
The Company recognizes compensation expense for the performance-based share units of common stock granted under the 2004 Plan using variable accounting, in accordance with the provisions of APB 25 “Accounting for Stock Issued to Employees.” Under variable accounting, estimates of compensation costs are recorded and updated each period until the measurement date, based on changes in the Company’s share price and the estimated vesting period of the RSUs.
Employee Stock Purchase Plan: The Company maintained an employee stock purchase plan (the “Employee Plan”), which allowed the Company’s associates not eligible under the 2004 Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value. The Employee Plan expired as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-
	Number	Average
All Plans	of Shares	Exercise Price

Outstanding at January 26, 2003	15,069	18.76
Granted	1,455	21.24
Exercised	1,907	12.90
Forfeited	1,574	20.63
Outstanding at January 25, 2004	13,043	19.67
Granted	69	23.52
Exercised	3,121	13.85
Forfeited	995	21.81
Outstanding at January 23, 2005	8,996	21.48
Granted	13	24.43
Exercised	1,737	14.85
Forfeited	907	23.79
Outstanding at January 28, 2006	6,365	22.98
Balance exercisable at
January 25, 2004	8,750	19.86
January 23, 2005	6,985	21.95
January 28, 2006	5,752	23.20
The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $4.49, $7.30, and $5.93 in 2005, 2004 and 2003, respectively.
The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123. The following assumptions were used in the calculation:

	2005	2004	2003

Risk-free interest rate	3.8-4.1%	2.8-4.7%	1.5-3.4%
Expected life	3-5 years	3-5 years	3-5 years
Expected volatility	25.6- 27.6%	29.9- 35.2%	35.2- 41.6%
Expected dividends	1.3-1.6%	1.3-1.6%	0.0-1.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
The following table summarizes the information regarding stock options outstanding at January 28, 2006 (number of shares in thousands):

		Outstanding		Exercisable
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$10.23-$13.63	320	3.8	13.28	320	13.28
$13.64-$17.03	834	2.5	14.71	759	14.72
$17.04-$20.44	1,076	3.4	17.54	1,042	17.49
$20.45-$23.84	1,571	2.9	22.29	1,080	22.46
$23.85-$27.25	282	2.3	25.02	269	25.00
$27.26-$30.66	1,853	1.7	29.79	1,853	29.79
$30.67-$34.06	429	2.0	31.72	429	31.72
A summary of the information relative to the Company’s granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock purchased:
2004 Plan (or prior plan)
2003	82	13.56	17.29
2004	45	17.74	23.59
2005	32	17.80	26.05
Employee plan
2003	34	15.24	17.92
2004	28	20.64	24.29
2005	26	20.28	23.86
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2004	17	—	23.59
2005	50	—	23.96
Performance-based stock units issued:
2004 Plan
2004	288	—	23.50
2005	395	—	26.24
NOTE 16 — FINANCIAL INSTRUMENTS
The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. During 2005, the Company utilized two interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates. In accordance with the provisions of FAS 133, the Company designated these interest rate swap agreements as cash flow hedges. These two interest rate swaps settled during the second quarter of 2005, and the cumulative loss was realized, totaling less than $0.1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
The Company recognizes the fair value of its derivatives on the consolidated balance sheets. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to cash flow hedges are included in interest expense. The hedge ineffectiveness for the year ending January 28, 2006 was zero.
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
As of January 28, 2006, and January 23, 2005, the Company had the following interest rate swaps in effect:

January 28, 2006
Notional Amount	Strike Rate	Period	Fair Market Value

$50.0	variable	8/03-7/06	$(0.3)

January 23, 2005
Notional Amount		Strike Rate	Period	Fair Market Value

$37.6	(a)	4.9%	10/98-6/05	$—
$37.6	(a)	4.7%	9/98-6/05	$—
$50.0		variable	8/03-7/06	$0.1

(a)	Notional amount is the U.S. dollar equivalent of 20.0 British pounds.
NOTE 17 — SEGMENT INFORMATION
The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of the unallocated portion of interest expense, certain corporate governance costs and corporate incentive costs). The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	2005	2004	2003

Sales
Domestic Borders superstores	$2,709.5	$2,588.9	$2,470.2
Waldenbooks Specialty Retail	744.8	779.9	820.9
International	576.4	510.7	407.5

Total sales	$4,030.7	$3,879.5	$3,698.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2005	2004	2003

Interest expense (income)
Domestic Borders superstores	$(14.4)	$(5.4)	$(1.9)
Waldenbooks Specialty Retail	(43.8)	(42.2)	(38.8)
International	21.6	19.1	19.0
Corporate	50.9	37.6	30.4

Total interest expense	$14.3	$9.1	$8.7

Income tax provision (benefit)
Domestic Borders superstores	$73.2	$70.9	$61.8
Waldenbooks Specialty Retail	18.1	26.6	30.5
International	(7.4)	(0.3)	(3.6)
Corporate	(25.8)	(21.5)	(16.6)

Total income tax expense	$58.1	$75.7	$72.1

Depreciation expense
Domestic Borders superstores	$84.5	$80.4	$79.5
Waldenbooks Specialty Retail	18.2	16.7	18.5
International	18.8	15.8	13.3
Corporate	—	—	—

Total depreciation expense	$121.5	$112.9	$111.3

Net income (loss)
Domestic Borders superstores	$115.3	$112.0	$97.3
Waldenbooks Specialty Retail	28.2	41.5	48.8
International	(7.8)	5.6	(1.3)
Corporate	(34.7)	(27.2)	(29.6)

Total net income	$101.0	$131.9	$115.2

Total assets
Domestic Borders superstores	$1,615.2	$1,484.7	$1,469.7
Waldenbooks Specialty Retail	345.8	328.3	321.7
International	476.5	452.8	374.6
Corporate	134.7	363.0	418.6

Total assets	$2,572.2	$2,628.8	$2,584.6

Capital expenditures
Domestic Borders superstores	$98.1	$64.5	$69.8
Waldenbooks Specialty Retail	19.8	12.2	6.5
International	45.9	20.6	20.7
Corporate	32.5	18.2	13.9

Total capital expenditures	$196.3	$115.5	$110.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2005	2004	2003

Domestic Borders superstores	$10.6	$10.2	$11.6
Waldenbooks Specialty Retail	4.9	4.8	6.0
International	0.2	0.2	—

Total	$15.7	$15.2	$17.6

Long-lived assets by geographic area are as follows:

	2005	2004	2003

Long-lived assets:
Domestic	$688.4	$628.0	$644.4
International	246.0	235.4	227.5

Total long-lived assets	$934.4	$863.4	$871.9

NOTE 18 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2005 Quarter Ended

	April	July	October	January

Total revenue	$857.3	$901.1	$845.8	$1,475.0
Gross margin	216.6	231.2	203.0	488.9
Net income (loss)	(5.3)	1.3	(14.1)	119.1
Diluted earnings (loss) per common share	(0.07)	0.02	(0.20)	1.78
Basic earnings (loss) per common share	(0.07)	0.02	(0.20)	1.80

	Fiscal 2004 Quarter Ended

	April	July	October	January

Total revenue	$842.3	$858.5	$843.8	$1,386.8
Gross margin	212.9	226.7	215.6	463.8
Net income (loss)	2.3	7.9	(1.1)	122.8
Diluted earnings (loss) per common share	0.03	0.10	(0.01)	1.62
Basic earnings (loss) per common share	0.03	0.10	(0.01)	1.65
Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)
The numbers above reflect the reclassification discussed in “Note 1 — Summary of Significant Accounting Policies.” The following tables contain selected quarterly consolidated financial data the first three quarters of 2005, as previously reported in the Company’s filed Quarterly Reports on Form 10-Q:

	Fiscal 2005 Quarter Ended

	April	July	October

Total revenue	$853.0	$895.8	$840.9
Gross margin	213.8	226.7	200.0
Net income (loss)	(5.3)	1.3	(14.1)
Diluted earnings (loss) per common share	(0.07)	0.02	(0.20)
Basic earnings (loss) per common share	(0.07)	0.02	(0.20)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders
of Borders Group, Inc.
We have audited the accompanying consolidated balance sheets of Borders Group, Inc. (the Company) as of January 28, 2006 and January 23, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 28, 2006 and January 23, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities effective January 25, 2004.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Borders Group, Inc.’s internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
April 5, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 28, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
Changes in Internal Control: During the quarter ended January 28, 2006, the Company continued implementation of a new merchandising system in Waldenbooks, which it began during the third quarter of 2005. The Company believes the controls over the processes affected by the implementation are functioning effectively as of January 28, 2006. Also during the quarter ended January 28, 2006, the Company continued its review of its internal controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. As a result, the Company implemented additional controls over international leases during the quarter ending January 28, 2006. The Company believes these controls are functioning effectively as of January 28, 2006.
Management’s Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Borders Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Borders Group, Inc. maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Borders Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Borders Group, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Borders Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Borders Group, Inc. as of January 28, 2006 and January 23, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006 of Borders Group, Inc., and our report dated April 5, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
April 5, 2006

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.” Information pertaining to directors of the Company required by Item 10 is included under the caption “Election of Directors” in the Company’s Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders.
Code of Ethics and Other Corporate Governance Information
Information regarding the Company’s Business Conduct Policy and its Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
Not applicable.
Item 14: Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in the Proxy Statement dated April 18, 2006 for the Company’s May 25, 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(7)	Restated bylaws of Borders Group, Inc.
10	.1(8)	Form of Severance Agreement
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(8)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(16)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan
10	.11(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.12(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.13(8)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto

Exhibit
Number		Description

10	.14(9)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.15(10)	Borders Group, Inc. Long Term Incentive Plan
10	.16(11)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.17(12)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.18(13)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.19(13)	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.20(13)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(13)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.22(15)	Restricted Share Unit Grant Agreement
10	.23(17)	Restricted Share Grant Agreement
10	.24(18)	Increase of Total Commitment and Amendment No. 1 dated as of October 25, 2005 to the Amended and Restated Multicurrency Revolving Credit Agreement, among Borders Group, Inc., its subsidiaries and Parties thereto
10	.25(19)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.26(14)	Non-Qualified Deferred Compensation Plan
10	.27(20)	2006 Restricted Share Unit Grant Agreement
10	.28(20)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers, including revision to standard form of severance agreement
14	.1(11)	Code of Ethics Relating to Financial Reporting
14	.2(11)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(12)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 28, 2005 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).
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

	Title	Date
Name

/s/ Gregory P. Josefowicz Gregory P. Josefowicz	Chairman, Chief Executive Officer, and President	April 5, 2006

/s/ Edward W. Wilhelm Edward W. Wilhelm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2006

/s/ Donald G. Campbell Donald G. Campbell	Director	April 5, 2006

/s/ Joel J. Cohen Joel J. Cohen	Director	April 5, 2006

/s/ Amy B. Lane Amy B. Lane	Director	April 5, 2006

/s/ Brian T. Light Brian T. Light	Director	April 5, 2006

/s/ Victor L. Lund Victor L. Lund	Director	April 5, 2006

/s/ Dr. Edna Greene Medford Dr. Edna Greene Medford	Director	April 5, 2006

/s/ Lawrence I. Pollock Lawrence I. Pollock	Director	April 5, 2006

/s/ Beth M. Pritchard Beth M. Pritchard	Director	April 5, 2006

/s/ Michael Weiss Michael Weiss	Director	April 5, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(7)	Restated bylaws of Borders Group, Inc.
10	.1(8)	Form of Severance Agreement
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(8)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(16)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan
10	.11(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.12(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.13(8)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.14(9)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.15(10)	Borders Group, Inc. Long Term Incentive Plan
10	.16(11)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.17(12)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.18(13)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.19(13)	Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.20(13)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(13)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.22(15)	Restricted Share Unit Grant Agreement
10	.23(17)	Restricted Share Grant Agreement

Exhibit
Number		Description

10	.24(18)	Increase of Total Commitment and Amendment No. 1 dated as of October 25, 2005 to the Amended and Restated Multicurrency Revolving Credit Agreement, among Borders Group, Inc., its subsidiaries and Parties thereto
10	.25(19)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.26(14)	Non-Qualified Deferred Compensation Plan
10	.27(20)	2006 Restricted Share Unit Grant Agreement
10	.28(20)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers, including revision to standard form of severance agreement
14	.1(11)	Code of Ethics Relating to Financial Reporting
14	.2(11)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 27, 2002 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(12)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 28, 2005 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).