Form 10-Q
period 2006-04-29
BORDERS GROUP INC
filed 2006-06-08
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by “X” whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding at June 2, 2006 was 64,166,804.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	10
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	20
Item 4. Controls and Procedures	20

Part II - Other information

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of	N/A
Securityholders
Item 5. Other Information	N/A
Item 6. Exhibits	22

Signatures	23

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	April 29, 2006	April 23, 2005
Sales	$860.0	$847.2
Other revenue	7.8	10.1
Total revenue	867.8	857.3

Cost of merchandise sold (includes occupancy)	667.1	640.7
Gross margin	200.7	216.6

Selling, general and administrative expenses	225.4	221.3
Pre-opening expense	1.9	1.2
Asset impairments and other writedowns	0.6	0.3
Operating income (loss)	(27.2)	(6.2)

Interest expense	5.4	2.2
Income (loss) before income tax	(32.6)	(8.4)

Income tax provision (benefit)	(12.4)	(3.1)
Net income (loss)	$(20.2)	$(5.3)

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.31)	$(0.07)
Weighted average common shares outstanding (in millions)	64.4	73.2
Basic:
Income (loss) per common share	$(0.31)	$(0.07)
Weighted average common shares outstanding (in millions)	64.4	73.2

Dividends declared per common share	$0.10	$0.09

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	April 29, 2006	April 23, 2005	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$47.0	$94.4	$81.6
Merchandise inventories	1,457.9	1,335.7	1,405.9
Accounts receivable and other current assets	159.5	121.1	150.3
Total current assets	1,664.4	1,551.2	1,637.8
Property and equipment, net of accumulated depreciation of
$992.4, $943.3 and $966.5 at April 29, 2006, April 23,
2005 and January 28, 2006, respectively	717.8	648.4	703.9
Other assets	78.9	86.8	79.7
Deferred income taxes	40.5	14.6	26.3
Goodwill	125.6	130.2	124.5
Total assets	$2,627.2	$2,431.2	$2,572.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$437.5	$147.0	$207.1
Trade accounts payable	616.6	562.7	660.3
Accrued payroll and other liabilities	271.2	261.6	293.4
Taxes, including income taxes	24.8	59.2	135.8
Deferred income taxes	29.4	15.0	14.5
Total current liabilities	1,379.5	1,045.5	1,311.1
Long-term debt	5.3	55.2	5.4
Other long-term liabilities	338.0	296.4	326.6
Total liabilities	1,722.8	1,397.1	1,643.1
Minority interest	1.4	1.4	1.3
Total liabilities and minority interest	1,724.2	1,398.5	1,644.4
Stockholders' equity:
Common stock; 200,000,000 shares authorized;
64,386,462, 72,241,887 and 64,149,397 shares issued
and outstanding at April 29, 2006, April 23, 2005 and
January 28, 2006, respectively	293.7	477.6	293.9
Accumulated other comprehensive income	21.5	27.9	19.4
Retained earnings	587.8	527.2	614.5
Total stockholders' equity	903.0	1,032.7	927.8
Total liabilities, minority interest and stockholders' equity	$2,627.2	$2,431.2	$2,572.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED APRIL 29, 2006
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8
Net loss	-	-	-	(20.2)	(20.2)
Currency translation adjustment	-	-	2.1	-	2.1
Comprehensive loss					(18.1)
Cash dividends declared ($0.10 per common share)	-	-	-	(6.5)	(6.5)
Issuance of common stock	978,548	14.7	-	-	14.7
Repurchase and retirement of
common stock	(741,483)	(17.7)	-	-	(17.7)
Tax benefit of equity
compensation	-	2.8	-	-	2.8
Balance at April 29, 2006	64,386,462	$293.7	$21.5	$587.8	$903.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 Weeks Ended
	April 29, 2006	April 23, 2005
Cash provided by (used for):
Operations
Net income (loss)	$(20.2)	$(5.3)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	30.0	29.6
Loss on disposal of assets	0.5	0.6
Decrease in deferred income taxes	0.9	-
(Increase) decrease in other long-term assets	0.9	(1.9)
Increase in other long-term liabilities	8.6	8.8
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(50.4)	(26.5)
Decrease in accounts receivable	14.2	14.7
Increase in prepaid expenses	(16.4)	(16.6)
Decrease in accounts payable	(44.3)	(53.5)
Decrease in taxes payable	(110.8)	(57.6)
Decrease in expenses payable and accrued liabilities	(29.6)	(45.7)
Net cash used for operations	(216.6)	(153.4)
Investing
Capital expenditures	(40.4)	(40.8)
Proceeds from sale of investments	-	95.4
Net cash provided by (used for) investing	(40.4)	54.6
Financing
Net repayment of long-term debt	(0.1)	-
Net funding from credit facility	228.1	3.0
Proceeds from the excess tax benefit of stock option exercises	2.8	-
Issuance of common stock	14.7	9.1
Payment of cash dividends	(6.5)	(6.5)
Repurchase of common stock	(17.7)	(57.7)
Net cash provided by (used for) financing	221.3	(52.1)
Effect of exchange rates on cash and equivalents	1.1	0.5
Net decrease in cash and equivalents	(34.6)	(150.4)
Cash and equivalents at beginning of year	81.6	244.8
Cash and equivalents at end of period	$47.0	$94.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

23

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2006 will consist of 53 weeks, and will end on February 3, 2007. References herein to years are to the Company’s fiscal years.

At April 29, 2006, the Company operated 534 superstores under the Borders name, including 478 in the United States, 36 in the United Kingdom, 14 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 665 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 31 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of April 29, 2006, Paperchase operated 90 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 140 domestic Borders superstores.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $384.2 at April 29, 2006, $137.2 at April 23, 2005 and $153.6 at January 28, 2006.

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

Debt of Consolidated VIEs: At April 29, 2006, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.2, long-term debt (including current portion) of $5.5 and minority interest of $0.3 at April 29, 2006.

As of April 29, 2006 the Company was in compliance with its debt covenants.

NOTE 4 - STOCK-BASED BENEFIT PLANS

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

The Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted shares of the Company’s common stock, at a 20% to 40% discount from the fair value of the same number of unrestricted shares of common stock. In addition, the Company’s senior management personnel may elect to make a one-time purchase of restricted shares. Restricted shares of common stock purchased under the 2004 Plan will generally be restricted from sale or transfer for at least two and up to four years from the date of purchase.

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

The Company previously recognized compensation expense for the RSUs granted under the 2004 Plan using variable accounting, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under variable accounting, estimates of compensation costs were recorded and updated each period until the measurement date, based on changes in the Company’s share price and the estimated vesting period of the RSUs. Beginning in 2006, the Company recognizes compensation expense for the RSUs in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). In accordance with FAS 123(R), the Company records compensation cost based on the fair market value of the RSUs on the date of grant.

Employee Stock Purchase Plan: The Company maintained an employee stock purchase plan (the “Employee Plan”), which allowed the Company’s associates not eligible under the 2004 Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value. The Employee Plan expired as of December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), which is a revision of FAS 123. FAS 123(R) supersedes APB No. 25, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, to be recognized in the income statement based on their fair values. In the first quarter of fiscal 2006, the Company adopted FAS 123(R) using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of FAS 123(R) and for all awards granted to employees prior to the adoption date of FAS 123(R) that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Prior to the adoption of FAS 123(R), the Company applied APB No. 25 in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

13 Weeks Ended
April 23, 2005
Net income (loss), as reported	$(5.3)
Add: Stock-based employee expense included in reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	0.9
Pro forma net income (loss)	$(6.2)
Earnings (loss) per share:
Basic -- as reported	$(0.07)
Basic -- pro forma	$(0.08)
Diluted -- as reported	$(0.07)
Diluted -- pro forma	$(0.08)

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

All Plans	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contract Life
Outstanding at January 28, 2006	6,365	$22.98
Granted	75	$24.61
Exercised	886	$15.91
Forfeited	220	$27.00
Outstanding at April 29, 2006	5,334	$24.01	$128.1	2.3 years
Balance exercisable at
April 29, 2006	4,756	$24.24	$115.3	2.0 years

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $6.07 and $6.58 during the 13 weeks ending April 29, 2006 and April 23, 2005 respectively.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123(R). The following assumptions were used in the calculation:

	13 Weeks Ended
	April 29, 2006	April 23, 2005
Risk-free interest rate	4.7%	3.8%
Expected life	5 years	5 years
Expected volatility	25.2%	27.6%
Expected dividends	1.6%	1.3%

Under FAS 123(R), the Company recognized $0.3, or $0.00 per share net of $0.1 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the thirteen weeks ended April 29, 2006. Stock-based compensation expense is included in Selling, General and Administrative Expenses. Upon adoption of FAS 123(R), the balance of $0.4 of deferred compensation was charged to additional paid-in capital.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

At April 29, 2006, the Company had approximately $1.1 of total unrecognized compensation expense related to stock option plans that will be recognized over the remaining weighted average period of 1.1 years. Cash received from stock option exercises was approximately $14.7 and the total intrinsic value of options exercised was approximately $7.6 for the thirteen weeks ended April 29, 2006.

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

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $95.8 and $74.0 at April 29, 2006 and April 23, 2005, respectively, whose related depreciation expense has been allocated to the Borders, Waldenbooks and International segments. Depreciation expense allocated to the Borders segment totaled $3.1 and $2.5 for the 13 weeks ended April 29, 2006 and April 23, 2005, respectively. Depreciation expense allocated to the Waldenbooks segment totaled $1.5 and $1.1 for the 13 weeks ended April 29, 2006 and April 23, 2005, respectively. Depreciation expense allocated to the International segment totaled $0.1 and $0.0 for the 13 weeks ended April 29, 2006 and April 23, 2005, respectively.

	13 Weeks Ended
	April 29, 2006	April 23, 2005
Sales
Borders	$606.4	$579.4
Waldenbooks	127.2	143.1
International	126.4	124.7
Total sales	$860.0	$847.2

Net income (loss)
Borders	$3.6	$8.0
Waldenbooks	(3.5)	0.5
International	(9.5)	(5.8)
Corporate	(10.8)	(8.0)
Total net income (loss)	$(20.2)	$(5.3)

Total assets
Borders	$1,659.4	$1,495.4
Waldenbooks	350.6	317.1
International	499.0	465.9
Corporate	118.2	152.8
Total assets	$2,627.2	$2,431.2

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6- CORRECTION OF PRIOR YEAR ERROR

In the first quarter of 2006, the Company corrected an error in the calculation of gross margin within its International segment, specifically in Books etc. The correction of the error, which relates to fiscal 2005, resulted in a decrease in Inventory for the Company’s International segment by $1.9, and increased the segment’s Cost of sales by the same amount. The after-tax impact of this non-cash adjustment was $1.2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At April 29, 2006, the Company operated 534 superstores under the Borders name, including 478 in the United States, 36 in the United Kingdom, 14 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 665 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 31 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of April 29, 2006, Paperchase operated 90 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 140 domestic Borders superstores.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) maximizing cash flow and profitability at Waldenbooks Specialty Retail through a combination of selective growth and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 15 domestic Borders superstores and completed major remodels of 100 existing domestic superstores in 2005. In 2006, the Company expects to open approximately 35 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. Beginning in 2005, new stores opened, and the majority of stores remodeled, will feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 12 to 14 International store openings planned in 2006. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks Specialty Retail store base in order to improve sales, net income and free cash flow. This plan could result in further store closing costs or asset impairments over the next few years. In addition, Waldenbooks Specialty Retail manages the Company’s seasonal businesses and small format stores, including those in airports and outlet malls, and selective growth in these areas is expected in 2006. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings per share in 2006 and earn an acceptable return on its investment.

During the first quarter of 2006, the Company launched Borders Rewards, a loyalty program designed to reward customers who shop at the Company’s stores throughout the U.S. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Members earn rewards every time they shop, enjoy exclusive savings and may earn Personal Shopping Days every month. In addition, five percent of all qualifying purchases made by members throughout the year go into a personal Holiday Savings account, which can be used on holiday purchases made from November 15 through January 15. Although Borders Rewards is expected to drive long-term sales improvements, initial costs of launching this program approximated $7.6 million in the first quarter of 2006.

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of April 29, 2006, Berjaya operated two Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, to establish a franchise agreement under which Al

Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which is expected to open in Dubai during the fourth quarter of fiscal 2006.

Subject to Board approval, the Company plans to provide returns to stockholders through quarterly cash dividends and share repurchases by utilizing free cash flow generated by the business. In January 2006, the Board of Directors authorized an increase in the amount of potential share repurchases to $250.0 million. In December 2005, the Board of Directors voted to increase the quarterly cash dividend by 11.1% to $0.10 per share on the Company’s common stock.

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

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended
	April 29, 2006	April 23, 2005
Sales	100.0%	100.0%
Other revenue	0.9	1.2
Total revenue	100.9	101.2
Cost of merchandise sold (includes occupancy)	77.6	75.6
Gross margin	23.3	25.6
Selling, general and administrative expenses	26.2	26.2
Pre-opening expense	0.2	0.1
Asset impairments and other writedowns	0.1	-
Operating income (loss)	(3.2)	(0.7)
Interest expense	0.6	0.3
Income (loss) before income tax	(3.8)	(1.0)
Income tax provision (benefit)	(1.4)	(0.4)
Net income (loss)	(2.4)%	(0.6)%

Consolidated Results - Comparison of the 13 weeks ended April 29, 2006 to the 13 weeks ended April 23, 2005

Sales

Consolidated sales increased $12.8 million, or 1.5%, to $860.0 million in 2006 from $847.2 million in 2005. This resulted primarily from increased sales in the Borders and International segments, partially offset by decreased sales in the Waldenbooks segment.

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

Comparable store sales for domestic Borders superstores increased 0.7% in 2006. The comparable store sales increase was due primarily to the book category, with positive comparable stores sales of 1.7% in 2006. This increase was driven by strong sales of titles in home, bargain, mystery and thrillers, travel and religion titles. The cafe and gift and stationery categories also positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. Partially offsetting these increases were comparable store sales decreases in the music category of 12.4%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.3% in 2006. The comparable store sales decrease was primarily due to weaker book bestsellers, which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 0.4% in 2006. The increase was primarily due to positive comparable store sales in Asia Pacific of 2.1%. Partially offsetting these increases were negative comparable store sales in the United Kingdom of 0.6%, primarily resulting from the slow sales environment that persisted following the terrorist bombings in central London during the second quarter of 2005, as well as an increased competitive environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as wholesale revenue earned through sales of merchandise to Berjaya, as part of a franchise agreement under which Berjaya opened two Borders stores in Malaysia in 2005. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreements. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

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

Other revenue has decreased $2.3 million, or 22.8%, to $7.8 million in 2006 from $10.1 million in 2005. This is primarily due to a decrease in the Borders, Waldenbooks Specialty Retail and International segments. The Borders and International decrease was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening of the first franchise store operated by Berjaya in April of 2005. The Waldenbooks Specialty Retail decrease was due to the change in the Preferred Reader Program.

Gross margin

Consolidated gross margin decreased $15.9 million, or 7.3%, to $200.7 million in 2006 from $216.6 million in 2005. As a percentage of sales, consolidated gross margin decreased 2.3%, to 23.3% in 2006 from 25.6% in 2005. This was due to a decrease in the Borders, Waldenbooks Specialty Retail and International segments’ gross margin as a percentage of sales. The decrease in the Borders segment was primarily the result of increased promotional discounts, mainly due to the Company’s loyalty program, Borders Rewards, as well as decreased wholesale revenue and increased supply chain costs. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased promotional discounts, primarily due to Borders Rewards, as well as increased occupancy costs due to the decline in comparable store sales, and decreased other revenue due to the change in the Preferred Reader Program. The decrease in the International segment resulted from an increase in occupancy costs, as well as the correction of a prior year error in the calculation of gross margin in Books etc.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $4.1 million, or 1.9%, to $225.4 million in 2006 from $221.3 million in 2005. As a percentage of sales, SG&A remained flat at 26.2% in 2006, due to increases in SG&A expenses for the Waldenbooks Specialty Retail and International segments, offset by a decrease in the Borders segment. The Waldenbooks Specialty Retail increase was primarily due to increased store payroll costs, primarily due to the decline in comparable store sales, and increased corporate operating expenses, partially offset by decreased advertising and corporate payroll costs. The International increase was primarily the result of increased store operating and corporate payroll costs, partially offset by decreased corporate operating and advertising expense. Borders SG&A expenses as percentage of sales decreased primarily due to decreased corporate payroll and operating expenses and decreased store operating expenses, partially offset by increased advertising expense and store payroll, both primarily the result of the launch of Borders Rewards.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $3.2 million, or 145.5%, to $5.4 million in 2006 from $2.2 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and corporate stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's effective tax rate used was 37.9% in 2006 compared to 37.0% in 2005. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 2.4% in 2006 from 0.6% in 2005, and net loss dollars increased to $20.2 million in 2006 from $5.3 million in 2005.

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

Domestic Borders Superstores
	13 Weeks Ended
(dollar amounts in millions)	April 29, 2006	April 23, 2005
Sales	$606.4	$579.4
Other revenue	$5.1	$6.4
Net income	$3.6	$8.0
Net income as % of sales	0.6%	1.4%
Depreciation expense	$20.8	$21.7
Interest income	$4.4	$2.9
Store openings	5	-
Store closings	-	1
Store count	478	461

Domestic Borders Superstores - Comparison of the 13 weeks ended April 29, 2006 to the 13 weeks ended April 23, 2005

Sales

Domestic Borders Superstore sales increased $27.0 million, or 4.7%, to $606.4 million in 2006 from $579.4 million in 2005. This increase was comprised of comparable store sales increases of $3.7 million, non-comparable store sales increases of $23.3 million, primarily associated with 2006 and 2005 store openings.

Other revenue

Other revenue decreased $1.3 million, or 20.3%, to $5.1 million in 2006 from $6.4 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005.

Gross margin

Gross margin as a percentage of sales decreased 1.5%, to 25.6% in 2006 from 27.1% in 2005. This was primarily due to increased promotional discounts of 0.6% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Also contributing to the decline in gross margin was decreased wholesale revenue earned through sales of merchandise to Berjaya of 0.5% as a percentage of sales, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005, as well as increased supply chain costs of 0.4% as a percentage of sales, primarily related to the cost of opening of the Company’s new distribution center in Pennsylvania.

Gross margin dollars decreased $2.0 million, or 1.3%, to $155.0 million in 2006 from $157.0 million in 2005, which was primarily due to the decrease in gross margin percentage noted above, partially offset by new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.2%, to 25.1% in 2006 from 25.3% in 2005. This was primarily due to a decrease of 0.6% in corporate payroll and operating expenses as a percentage of sales, due to disciplined cost controls at the corporate level, and a decrease of 0.3% in store operating expenses as a percentage of sales, due to income received from the Visa Check/MasterMoney Antitrust Litigation settlement. The Visa Check/MasterMoney Antitrust Litigation was a class action lawsuit brought against Visa and MasterCard related to their debit card policies. Partially offsetting this income were increased utility costs. In addition, these decreases were partially offset by a 0.4% increase in advertising expenses as a percentage of sales and a 0.3% increase in store payroll as a percentage of sales, primarily related to the launch of the Company’s loyalty program, Borders Rewards.

SG&A dollars increased $5.5 million, or 3.8%, to $152.0 million in 2006 from $146.5 million in 2005 primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased advertising expense to support the launch of the Company’s loyalty program, Borders Rewards, partially offset by income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million.

Depreciation expense

Depreciation expense decreased $0.9 million, or 4.1%, to $20.8 million in 2006 from $21.7 million in 2005. This was primarily the result of one of the Company’s distribution centers becoming fully depreciated during the fourth quarter of 2005, partially offset by increased depreciation expense recognized on new and remodeled stores’ capital expenditures and accelerated depreciation related to store remodels.

Interest income

Interest income increased $1.5 million, or 51.7%, to $4.4 million in 2006 from $2.9 million in 2005. This was due to the generation of increased cash flow, which reduced average borrowing levels at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.6% in 2006 from 1.4% in 2005, and net income dollars decreased $4.4 million, or 55.0%, to $3.6 million in 2006 from $8.0 million in 2005.

Waldenbooks Specialty Retail
	13 Weeks Ended
(dollar amounts in millions)	April 29, 2006	April 23, 2005
Sales	$127.2	$143.1
Other revenue	$0.5	$1.2
Net income (loss)	$(3.5)	$0.5
Net income (loss) as % of sales	(2.8)%	0.3%
Depreciation expense	$4.2	$3.4
Interest income	$10.2	$10.9
Store openings	3	3
Store closings	16	6
Store count	665	702

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended April 29, 2006 to the 13 weeks ended April 23, 2005

Sales

Waldenbooks Specialty Retail sales decreased $15.9 million, or 11.1%, to $127.2 million in 2006 from $143.1 million in 2005. This decrease was comprised of decreased comparable store sales of $9.5 million and decreased non-comparable sales associated with 2006 and 2005 store closings of $6.4 million.

Other revenue

Other revenue decreased $0.7 million, or 58.3%, to $0.5 million in 2006 from $1.2 million in 2005. This was primarily due to the change in the Preferred Reader Program.

Gross margin

Gross margin as a percentage of sales decreased 4.2%, to 18.8% in 2006 from 23.0% in 2005. This was primarily due to increased promotional discounts and other costs of 2.1% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Also contributing to the decline in gross margin was increased occupancy costs as a percentage of sales of 1.7%, primarily due to the decline in comparable store sales, and a 0.4% decrease in other revenue as a percentage of sales, due to the change in the Preferred Reader Program.

Gross margin dollars decreased $9.0 million, or 27.4%, to $23.9 million in 2006 from $32.9 million in 2005, primarily due to store closings and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.2%, to 30.9% in 2006 from 29.7% in 2005. This was primarily due to an increase of 1.1% increase in store payroll as a percentage of sales, primarily related to the decline in comparable store sales and the launch of the Company’s loyalty program, Borders Rewards, and an increase in corporate operating expenses of 0.6% as a percentage of sales, due primarily to the decline in comparable store sales. These increases were partially offset by a decrease of 0.3% as a percentage of sales in advertising costs, as well as a decrease of 0.2% in corporate payroll expenses, due to disciplined cost controls at the corporate level. Store operating expenses were flat as a percentage of sales, due to income received from the Visa Check/MasterMoney Antitrust Litigation settlement, partially offset by increased utility costs.

SG&A dollars decreased $3.3 million, or 7.7%, to $39.3 million in 2006 from $42.6 million in 2005, primarily due to decreased health care costs, store closures and income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Depreciation expense

Depreciation expense increased $0.8 million, or 23.5%, to $4.2 million in 2006 from $3.4 million in 2005. This was primarily due to depreciation recognized on assets of stores that have been converted to Borders Express during 2005, as well as depreciation on Waldenbooks’ new merchandising system, which was put in service during the third quarter of 2005, partially offset by lower depreciation resulting from prior year asset impairments and store closings.

Interest income

Interest income decreased $0.7 million, or 6.4%, to $10.2 million in 2006 from $10.9 million in 2005. This was the result of a decline in Waldenbooks Specialty Retail’s cash flow, primarily due to the decline in comparable store sales.

Net loss

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 2.8% in 2006 from net income of 0.3% in 2005, while net income dollars decreased $4.0 million to a net loss of $3.5 million in 2006 from net income of $0.5 million in 2005.

International
	13 Weeks Ended
(dollar amounts in millions)	April 29, 2006	April 23, 2005
Sales	$126.4	$124.7
Other revenue	$2.2	$2.5
Net loss	$(9.5)	$(5.8)
Net loss as % of sales	(7.5)%	(4.7)%
Depreciation expense	$5.0	$4.5
Interest expense	$5.2	$5.1
Superstore store openings	1	4
Superstore store count	56	46
Books etc. store openings	-	-
Books etc. store closings	2	-
Books etc. store count	31	35

International - Comparison of the 13 weeks ended April 29, 2006 to the 13 weeks ended April 23, 2005

Sales

International sales increased $1.7 million, or 1.4%, to $126.4 million in 2006 from $124.7 million in 2005, primarily resulting from new superstore openings and comparable store sales increases of 0.4%. Partially offsetting these increases were unfavorable exchange rates, which decreased the sales growth percentage 6.3%, or $7.9 million. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue decreased $0.3 million, or 12.0%, to $2.2 million in 2006 from $2.5 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005.

Gross margin

Gross margin as a percentage of sales decreased 4.1%, to 17.3% in 2006 from 21.4% in 2005, primarily the result of an increase in occupancy costs of 1.8% as a percentage of sales, mainly due to the decline in comparable store sales in the United Kingdom. Also contributing to the decline in gross margin was the correction of a prior year error in the calculation of gross margin in Books etc. of 1.5% as a percentage of sales. Other factors affecting gross margin were increased product costs as a percentage of sales of 0.6%, primarily due to increased promotional discounts in the United Kingdom, and decreased wholesale revenue earned through sales of merchandise to Berjaya of 0.2% as a percentage of sales, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005.

Gross margin dollars decreased $4.9 million, or 18.4%, to $21.8 million in 2006 from $26.7 million in 2005. Of this decrease, $1.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the decrease is due to the decline in the gross margin rate, partially offset by new superstore openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.8%, to 25.1% in 2006 from 24.3% in 2005. This was primarily the result of increased store operating expenses of 0.9% as a percentage of sales, primarily due to new store openings and negative comparable store sales in the United Kingdom, increased corporate payroll of 0.4%, primarily due to the decline in comparable store sales in the United Kingdom, as well as increased spending to support international new store growth. These increases were partially offset by decreased corporate operating expenses of 0.3% as a percentage of sales and decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars increased $1.4 million, or 4.6%, to $31.7 million in 2006 from $30.3 million in 2005. The increase is primarily due to store openings and the increased store payroll and operating expenses required. Excluding the result of translation of foreign currencies to U.S. dollars, SG&A would have increased an additional $1.8 million.

Depreciation expense

Depreciation expense increased $0.5 million, or 11.1%, to $5.0 million in 2006 from $4.5 million in 2005. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased 0.1 million, or 2.0%, to $5.2 million in 2006 from $5.1 million in 2005. This was primarily due to increased borrowings used to fund new stores’ inventory and capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 7.5% in 2006 from 4.7% in 2005, and net loss dollars increased $3.7 million, or 63.8%, to $9.5 million in 2006 from $5.8 million in 2005.

Corporate
	13 Weeks Ended
(dollar amounts in millions)	April 29, 2006	April 23, 2005
Interest expense	$14.8	$10.9
Net loss	$(10.8)	$(8.0)

The Corporate segment includes interest expense related to corporate activities, various corporate governance costs and corporate incentive costs.

Corporate - Comparison of the 13 weeks ended April 29, 2006 to the 13 weeks ended April 23, 2005

Net loss dollars increased $2.8 million, or 35.0%, to $10.8 million in 2006 from $8.0 million in 2005. This was primarily due to increased interest expense for this segment primarily resulting from increased borrowings to fund corporate stock repurchases. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

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

Net cash used for operations was $216.6 million and $153.4 million for the 13 weeks ended April 29, 2006 and April 23, 2005, respectively. Operating cash outflows for the period represent operating results, decreases in taxes payable, accounts payable, and expenses payable and accrued liabilities as well as increases in inventories and prepaid expenses. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated 2005 taxes. The current year operating cash inflows primarily reflect non-cash charges for depreciation, a loss on disposal of assets related to the remodel program and a decrease in deferred income taxes, as well as a decrease in accounts receivable, other long-term assets, and an increase in other long-term liabilities.

Net cash used for investing was $40.4 million in 2006. Net cash provided by investing was $54.6 million in 2005, which primarily resulted from the sale of auction rate securities of $95.4 million.

In fiscal 2006, capital expenditures were $40.4 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and maintenance of existing stores, distribution centers and management information systems. In 2006, this included the remodeling of 28 domestic Borders superstores and the conversion of three Waldenbooks stores to Borders Express, as well as the opening of five new Borders superstores, as well as one new airport store and two new outlet stores operated by the Waldenbooks Specialty Retail segment. In fiscal 2005, capital expenditures were $40.8 million, which primarily funded the remodeling of nine domestic Borders superstores and the conversion of four Waldenbooks stores to Borders Express. Additional capital spending in 2005 reflects the opening of four new Borders superstores, as well as one new airport store and two new outlet stores operated by the Waldenbooks segment.

Net cash provided by financing in 2006 was $221.3 million, due to funding from the Company’s credit facility of $228.1 million, $14.7 million of proceeds from stock option exercises and $2.8 million proceeds from the excess tax benefit of stock option exercises, partially offset by the repurchase of common stock totaling $17.7 million, the payment of the Company’s January cash dividend of $6.5 million and the repayment of long-term debt of $0.1 million. Net cash used for financing in 2005 was $52.1 million, resulting from the repurchase of common stock totaling $57.7 million, the payment of the Company’s January cash dividend of $6.5 million, partially offset by $9.1 million of proceeds from stock option exercises and funding from the Company’s credit facility of $3.0 million.

The Company expects capital expenditures to approximate $200.0 million in 2006, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations, most of which will include conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, and plans to convert approximately 15 Waldenbooks stores to Borders Express. In addition, capital expenditures will result from International store openings, the new distribution center, continued investment in new buying, merchandising and warehouse management systems and maintenance spending for new stores, distribution centers and management information systems. The Company currently plans to open approximately 35 domestic Borders superstores and 12 to 14 International stores in 2006. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations, financing through the Credit Agreement and other sources of new financing as deemed necessary, discussed below. The Company believes funds generated from operations, borrowings under the Credit Agreement and from other sources, as necessary, will be sufficient to fund its anticipated capital requirements for the next several years.

In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. The Company currently has remaining authorization to repurchase approximately $223.8 million. During the 13 weeks ended April 29, 2006 and April 23, 2005,

$17.7 million and $57.7 million of common stock was repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2006, subject to the Company’s share price and capital needs and availability.

In 2004, the Company began paying a regular quarterly dividend, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. In December 2005, the Board of Directors increased the quarterly dividend by 11.1% to $0.10 per share. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of January 28, 2006 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $384.2 million at April 29, 2006, $137.2 million at April 23, 2005 and $153.6 million at January 28, 2006.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. The Company plans to repay the Notes with funds from the Credit Agreement. As of April 29, 2006 the Company was in compliance with all covenants contained within this agreement.

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

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.2 million, long-term debt (including current portion) of $5.5 million and minority interest of $0.3 million at April 29, 2006. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no significant changes in these estimates during the first quarter of fiscal 2006.

New Accounting Guidance

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”). FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material impact on its consolidated financial position or results of operations.

Related Party Transactions

The Company has not engaged in any related party transactions that would have had a material effect on the Company's financial position, cash flows, or results of operations.

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

There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 29, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. In reaching its conclusion, the Company’s Chief Executive Officer and Chief Financial Officer took into account the event described in the final paragraph of this Item 4.

Changes in Internal Control: During the quarter ended April 29, 2006, the Company continued implementation of a new merchandising system in Waldenbooks, which it began during the third quarter of 2005. The Company believes the controls over the processes affected by the implementation are functioning effectively as of April 29, 2006.

During the quarter ended April 29, 2006, the Company discovered an error in the calculation of gross margin in the Books etc. division, which is part of the International segment. The Company has corrected the error, and as of the Evaluation Date, does not believe that it resulted from any material weakness in its internal control over financial reporting. However, the Company is taking steps to remediate the procedures which led to the error. In addition, the Company is undertaking a review of both its disclosure controls and procedures and its internal control over financial reporting specific to the International segment to determine whether any changes are required in order to avoid similar errors in the future.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 - Commitments and Contingencies”, on page 5 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the first quarter of fiscal 2005.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 24, 2005 through February 19, 2005	16,248	$-	-	$246,058,387

February 20, 2005 through March 19, 2005	188,886	$24.52	188,000	$241,448,662

March 20, 2004 through April 29, 2006	536,349	$24.57	531,000	$223,793,687

Total	741,483	$24.55	719,000	$223,793,687

(1)	During the first quarter of 2005, the company retired 22,483 shares which were acquired pursuant to the Company’s employee benefit plans.
(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(3)	On January 11, 2006, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $250 million.

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
10.29	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz).
31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: June 8, 2006	By:/s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

 EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
10.29	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz).
31.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Gregory P. Josefowicz, Chairman, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).