Form 10-Q
period 2006-07-29
BORDERS GROUP INC
filed 2006-08-31
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
   (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

The number of shares of common stock outstanding at August 25, 2006 was 62,039,803.

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

Page

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	11
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	27
Item 4. Controls and Procedures	27

Part II - Other information

Item 1. Legal Proceedings	27
Item 1A Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of	28
Proceeds
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of	28
Securityholders
Item 5. Other Information	N/A
Item 6. Exhibits	29

Signatures	30

i

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	July 29, 2006	July 23, 2005
Sales	$856.0	$891.6
Other revenue	10.3	9.5
Total revenue	866.3	901.1

Cost of merchandise sold, including occupancy costs	661.5	669.9
Gross margin	204.8	231.2

Selling, general and administrative expenses	223.3	224.0
Pre-opening expense	2.3	1.5
Asset impairments and other writedowns	2.0	0.3
Operating income (loss)	(22.8)	5.4

Interest expense	7.7	3.3
Income (loss) before income tax	(30.5)	2.1

Income tax provision (benefit)	(12.1)	0.8
Net income (loss)	$(18.4)	$1.3

Earnings (loss) per common share data
Diluted:
Income (loss) per common share	$(0.29)	$0.02
Weighted average common shares outstanding (in millions)	63.6	72.3
Basic:
Income (loss) per common share	$(0.29)	$0.02
Weighted average common shares outstanding (in millions)	63.6	70.7

Dividends declared per common share	$0.10	$0.09

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	July 29, 2006	July 23, 2005
Sales	$1,716.0	$1,738.8
Other revenue	18.1	19.6
Total revenue	1,734.1	1,758.4

Cost of merchandise sold, including occupancy costs	1,328.6	1,310.6
Gross margin	405.5	447.8

Selling, general and administrative expenses	448.7	445.3
Pre-opening expense	4.2	2.7
Asset impairments and other writedowns	2.6	0.6
Operating loss	(50.0)	(0.8)

Interest expense	13.1	5.5
Loss before income tax	(63.1)	(6.3)

Income tax benefit	(24.5)	(2.3)
Net loss	$(38.6)	$(4.0)

Loss per common share data
Diluted:
Loss per common share	$(0.60)	$(0.06)
Weighted average common shares outstanding (in millions)	64.0	71.9
Basic:
Loss per common share	$(0.60)	$(0.06)
Weighted average common shares outstanding (in millions)	64.0	71.9

Dividends declared per common share	$0.20	$0.18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	July 29, 2006	July 23, 2005	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$89.1	$77.2	$81.6
Merchandise inventories	1,391.7	1,346.6	1,405.9
Accounts receivable and other current assets	166.5	117.4	150.3
Total current assets	1,647.3	1,541.2	1,637.8
Property and equipment, net of accumulated depreciation of
$1,023.1, $954.4 and $966.5 at July 29, 2006, July 23,
2005 and January 28, 2006, respectively	741.3	652.8	703.9
Other assets	63.2	85.3	79.7
Deferred income taxes	40.9	13.9	26.3
Goodwill	128.3	122.7	124.5
Total assets	$2,621.0	$2,415.9	$2,572.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$560.5	$147.5	$207.1
Trade accounts payable	544.7	612.1	660.3
Accrued payroll and other liabilities	271.4	255.7	293.4
Taxes, including income taxes	13.0	64.8	135.8
Deferred income taxes	29.8	15.0	14.5
Total current liabilities	1,419.4	1,095.1	1,311.1
Long-term debt	5.3	55.0	5.4
Other long-term liabilities	355.8	300.6	326.6
Total liabilities	1,780.5	1,450.7	1,643.1
Minority interest	1.4	1.3	1.3
Total liabilities and minority interest	1,781.9	1,452.0	1,644.4
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
62,195,625, 70,171,671, and 64,149,397 shares issued
and outstanding at July 29, 2006, July 23, 2005 and
January 28, 2006, respectively	253.0	424.2	293.9
Accumulated other comprehensive income	23.0	17.6	19.4
Retained earnings	563.1	522.1	614.5
Total stockholders' equity	839.1	963.9	927.8
Total liabilities, minority interest and stockholders' equity	$2,621.0	$2,415.9	$2,572.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED JULY 29, 2006
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8
Net loss	-	-	-	(38.6)	(38.6)
Currency translation adjustment	-	-	3.6	-	3.6
Comprehensive loss					(35.0)
Cash dividends declared ($0.20 per common share)	-	-	-	(12.8)	(12.8)
Issuance of common stock	1,066,551	17.6	-	-	17.6
Repurchase and retirement of
common stock	(3,020,323)	(61.4)	-	-	(61.4)
Tax benefit of equity
compensation	-	2.9	-	-	2.9
Balance at July 29, 2006	62,195,625	$253.0	$23.0	$563.1	$839.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 Weeks Ended
	July 29, 2006	July 23, 2005
Cash provided by (used for):
Operations
Net loss	$(38.6)	$(4.0)
Adjustments to reconcile net loss to operating cash flows:
Depreciation	61.1	59.1
Gain on sale of investments	(5.0)	-
Loss on disposal of assets	3.3	2.4
Decrease in deferred income taxes	1.2	-
(Increase) decrease in other long-term assets	0.2	(1.0)
Increase in other long-term liabilities	20.9	10.3
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	19.0	(46.5)
Decrease in accounts receivable	1.8	12.9
Increase in prepaid expenses	(11.5)	(14.6)
Decrease in accounts payable	(117.6)	(0.3)
Decrease in taxes payable	(122.7)	(49.6)
Decrease in expenses payable and accrued liabilities	(30.4)	(44.4)
Net cash used for operations	(218.3)	(75.7)
Investing
Capital expenditures	(87.2)	(85.2)
Proceeds from sale of investments	21.6	95.4
Net cash (used for) provided by investing	(65.6)	10.2
Financing
Proceeds from the excess tax benefit of stock option exercises	2.9	-
Net funding from credit facility	345.4	15.8
Issuance of common stock	17.6	14.3
Payment of cash dividends	(12.8)	(12.9)
Repurchase of common stock	(61.4)	(117.5)
Net cash (used for) provided by financing	291.7	(100.3)
Effect of exchange rates on cash and equivalents	(0.3)	(1.8)
Net increase (decrease) in cash and equivalents	7.5	(167.6)
Cash and equivalents at beginning of year	81.6	244.8
Cash and equivalents at end of period	$89.1	$77.2

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

At July 29, 2006, the Company operated 535 superstores under the Borders name, including 476 in the United States, 37 in the United Kingdom, 16 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 655 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 32 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of July 29, 2006, Paperchase operated 92 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 175 domestic Borders superstores.

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

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Web Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web Site Agreement. The Complaints seek judgments, jointly and severally, against

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against the Company in Tennessee and Nevada have been dismissed.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended in October 2005 and will expire in October 2010. The Credit Agreement provides for borrowings of up to $700.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus an increment or LIBOR plus an increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $506.9 at July 29, 2006, $138.6 at July 23, 2005 and $153.6 at January 28, 2006. See “Note 7 - Subsequent Events” for further discussion of the Credit Agreement.

Term Loan: On July 30, 2002, the Company issued $50.0 of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. In July 2004, the note purchase agreement was amended to permit the amendment to the Credit Agreement described above and to provide for a parity lien to secure the Notes on the same collateral as secures borrowings under the Credit Agreement. See “Note 7 - Subsequent Events” for further discussion of the Notes.

Debt of Consolidated VIEs: At July 29, 2006, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.2, long-term debt (including current portion) of $5.5 and minority interest of $0.3 at July 29, 2006.

As of July 29, 2006 the Company was in compliance with its debt covenants.

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

Under the 2004 Plan, the exercise price of options granted will not be less than the fair value per share of the Company’s common stock at the date of grant. The plan provides for vesting periods as determined by the Compensation Committee of the Company’s Board of Directors.

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

The Company grants performance-based share units of its common stock (“RSUs”) to its senior management personnel. RSUs vest in amounts based on the achievement of performance goals, primarily earnings per share. The Compensation Committee of the Company’s Board of Directors establishes the RSUs performance criteria and vesting period. The Company also grants time-vested restricted stock to its senior management personnel.

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

	13 Weeks Ended	26 Weeks Ended
	July 23, 2005	July 23, 2005
Net income (loss), as reported	$1.3	$(4.0)
Add: Stock-based employee expense included in reported net income, net of related tax effects	-	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.5	2.4
Pro forma net income (loss)	$(0.2)	$(6.3)
Earnings (loss) per share:
Basic -- as reported	$0.02	$(0.06)
Basic -- pro forma	$-	$(0.09)
Diluted -- as reported	$0.02	$(0.06)
Diluted -- pro forma	$-	$(0.09)

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

All Plans	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contract Life
Outstanding at January 28, 2006	6,365	$22.98
Granted	525	$18.57
Exercised	966	$15.92
Forfeited	422	$25.28
Outstanding at July 29, 2006	5,502	$23.62	$130.0	2.4 years
Balance exercisable at
July 29, 2006	4,515	$24.39	$110.1	1.7 years

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $3.5 and $5.2 during the 13 weeks ending July 29, 2006 and July 23, 2005 respectively, and $3.8 and $6.4 during the 26 weeks ending July 29, 2006 and July 23, 2005.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123(R). The following assumptions were used in the calculation:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Risk-free interest rate	5.1%	3.8-4.0%	4.7-5.1%	3.8-4.0%
Expected life	3 years	5 years	3-5 years	3-5 years
Expected volatility	25.5%	27.6%	25.2-25.5%	27.6%
Expected dividends	2.3%	1.4-1.5%	1.6-2.3%	1.3-1.5%

Under FAS 123(R), the Company recognized $0.3 or $0.00 per share net of $0.1 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the 13 weeks ended July 29, 2006, and $0.6 or $0.01 per share net of $0.2 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the 26 weeks ended July 29, 2006. Stock-based compensation expense is included in Selling, general and administrative expenses. Upon adoption of FAS 123(R), the balance of $0.4 of deferred compensation was charged to additional paid-in capital.

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

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Sales
Borders	$600.1	$618.5	$1,206.5	$1,197.9
Waldenbooks	126.5	151.0	253.7	294.1
International	129.4	122.1	255.8	246.8
Total sales	$856.0	$891.6	$1,716.0	$1,738.8

Net income (loss)
Borders	$8.7	$14.7	$12.3	$22.7
Waldenbooks	(1.7)	0.5	(5.2)	1.0
International	(14.2)	(5.2)	(23.7)	(11.0)
Corporate	(11.2)	(8.7)	(22.0)	(16.7)
Total net income (loss)	$(18.4)	$1.3	$(38.6)	$(4.0)

Total assets
Borders			$1,598.2	$1,507.2
Waldenbooks			356.0	338.8
International			500.7	443.0
Corporate			166.1	126.9
Total assets			$2,621.0	$2,415.9

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $85.7 and $79.3 at July 29, 2006 and July 23, 2005, respectively, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Borders	$3.2	$2.5	$6.3	$5.0
Waldenbooks	1.5	1.2	3.0	2.3
International	-	0.1	0.1	0.1
Total	$4.7	$3.8	$9.4	$7.4

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6- CORRECTION OF PRIOR PERIOD ERRORS

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

In the second quarter of 2006, the Company corrected errors in the reserve for aged non-returnable inventory within its International segment, specifically in Books etc. and United Kingdom Superstores. The correction of the errors, which relate to fiscal 2005 and prior, resulted in a decrease in Inventory for the Company’s International segment by $2.8, and increased the segment’s Cost of sales by the same amount. The after-tax impact of this non-cash adjustment was $1.9.

Also in the second quarter of 2006, the Company corrected an error in the calculation of transaction currency gains and losses within its International segment. The correction of the error, which relates to the first quarter of 2006, resulted in an increase in Selling, general & administrative expense of $1.2. The after-tax impact of this adjustment was $0.7.

NOTE 7- SUBSEQUENT EVENTS

On July 31, 2006, the Company amended and restated its Credit Agreement. The principal purpose was to increase the total commitment under the Credit Agreement to $1,125.0 from $700.0, and to extend the term of such Agreement until July 31, 2011.

Also subsequent to the quarter ended July 29, 2006, the Company repaid the Notes with funds from the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At July 29, 2006, the Company operated 535 superstores under the Borders name, including 476 in the United States, 37 in the United Kingdom, 16 in Australia, three in Puerto Rico, two in New Zealand and one in Singapore. The Company also operated 655 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 32 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of July 29, 2006, Paperchase operated 92 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 175 domestic Borders superstores.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth by expanding established markets and leveraging infrastructure investments, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) improving cash flow and profitability at Waldenbooks Specialty Retail through a combination of selective growth, closure of under-performing stores and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 15 domestic Borders superstores and completed major remodels of 100 existing domestic superstores in 2005. In 2006, the Company expects to open approximately 31 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. Beginning in 2005, new stores opened, and the majority of stores remodeled, feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. International store growth over the next several years will focus on existing markets, primarily in the United Kingdom and Australia, with approximately 12 to 14 International store openings planned in 2006. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and the impact of superstore openings. The Company is continuing to implement its plan for the optimization of the Waldenbooks Specialty Retail store base in order to improve sales, net income and free cash flow. The Company expects the Waldenbooks Specialty Retail segment to produce negative cash flow in 2006, with cash flow defined as operating cash less capital expenditures. This plan could also result in further store closing costs or asset impairments over the next few years. In addition, Waldenbooks Specialty Retail manages the Company’s seasonal businesses and other small format stores, including those in airports and outlet malls. Selective growth in the seasonal business and in airport stores is expected in 2006. The Company’s objectives with respect to these initiatives are to continue to grow consolidated sales and earnings per share and earn an acceptable return on its investment.

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

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of July 29, 2006, Berjaya operated three Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, to establish a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which is expected to open in Dubai during the fourth quarter of fiscal 2006.

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

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.2	1.1	1.0	1.1
Total revenue	101.2	101.1	101.0	101.1
Cost of merchandise sold (includes occupancy)	77.3	75.2	77.4	75.5
Gross margin	23.9	25.9	23.6	25.6
Selling, general and administrative expenses	26.1	25.1	26.1	25.4
Pre-opening expense	0.3	0.2	0.2	0.2
Asset impairments and other writedowns	0.2	-	0.1	-
Operating income (loss)	(2.7)	0.6	(2.8)	-
Interest expense	0.9	0.4	0.8	0.3
Income (loss) before income tax	(3.6)	0.2	(3.6)	(0.3)
Income tax provision (benefit)	(1.4)	0.1	(1.4)	(0.1)
Net income (loss)	(2.2)%	0.1%	(2.2)%	(0.2)%

Consolidated Results -- Comparison of the 13 weeks ended July 29, 2006 to the 13 weeks ended July 23, 2005

Sales

Consolidated sales decreased $35.6 million, or 4.0%, to $856.0 million in 2006 from $891.6 million in 2005. This resulted from decreased sales in the domestic Borders superstores and Waldenbooks Specialty Retail segments, partially offset by increased sales in the International segment.

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

Comparable store sales for domestic Borders superstores decreased 5.3% in the 13 weeks ended July 29, 2006. The comparable store sales decrease for 2006 was due primarily to the book category, driven by a challenging comparison to a year ago when the sixth book in the Harry Potter series was released, as well as weakness in hardcover bestsellers. Also contributing to the comparable store sales decline were negative comparable store sales in the music and movie categories. The cafe and gift and stationery categories positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail comparable store sales decreased 12.1% in the 13 weeks ended July 29, 2006. The comparable store sales decrease was primarily due to the 2005 release of the latest Harry Potter title, as well as weakness in hardcover bestsellers which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 3.4% in 2006. The decrease was due to negative comparable store sales in all markets, most significantly in the United Kingdom, primarily resulting from the 2005 release of the latest Harry Potter title, as well as an increased competitive environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as wholesale revenue earned through sales of merchandise to Berjaya, as part of a franchise agreement under which Berjaya operates Borders stores in Malaysia. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and has replaced it with other promotional programs in order to maximize long-term sales and earnings. The Company recognized membership income on a straight-line basis over the 12-month term of the membership, and categorized the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases were netted against “Sales” in the Company’s consolidated statements of operations.

Other revenue has increased $0.8 million, or 8.4%, to $10.3 million in 2006 from $9.5 million in 2005. This was due to an increase in the domestic Borders superstores segment, partially offset by a decrease in the Waldenbooks Specialty Retail segment. Other revenue for the International segment remained flat in 2006 as compared to 2005. The domestic Borders superstores’ increase was primarily due to increased 2006 income recognized from unredeemed gift cards as well as increased referral fees received from Amazon as part of the Web Site agreement. The Waldenbooks Specialty Retail decrease was due to the elimination of the Preferred Reader Program, partially offset by increased income recognized from unredeemed gift cards.

Gross margin

Consolidated gross margin decreased $26.4 million, or 11.4%, to $204.8 million in 2006 from $231.2 million in 2005. As a percentage of sales, consolidated gross margin decreased 2.0%, to 23.9% in 2006 from 25.9% in 2005. This was due to a decrease in all segments’ gross margin as a percentage of sales. The decrease in the Borders segment was primarily the result of increased promotional discounts, mainly due to the Company’s loyalty program, Borders Rewards, as well as increased supply chain and occupancy costs as a percentage of sales. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased occupancy costs as a percentage of sales due to the decline in comparable store sales. The decrease in the International segment resulted from the correction of a prior year error in the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores, and an increase in occupancy costs as a percentage of sales, primarily due to the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) decreased $0.7 million, or 0.3%, to $223.3 million in 2006 from $224.0 million in 2005. As a percentage of sales, SG&A increased 1.0%, to 26.1% in 2006 from 25.1% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the Waldenbooks Specialty Retail and International segments, partially offset by a decrease in the domestic Borders superstores segment. The Waldenbooks Specialty Retail increase was primarily due to increases, as a percentage of sales, of store payroll and operating expenses and corporate operating expenses, driven by the decline in comparable store sales. International SG&A expenses as percentage of sales increased primarily as a result of increased store and corporate expenses and advertising costs, also driven by the decline in comparable store sales. Also negatively impacting the International segment was the correction of a prior period error in the calculation of transaction currency gains and losses. Domestic Borders superstores SG&A expenses as a percentage of sales decreased primarily due to decreased corporate payroll and operating costs, as well as a gain on the sale of investments, partially offset by increased store payroll costs as a percentage of sales due to the decline in comparable store sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $4.4 million, or 133.3%, to $7.7 million in 2006 from $3.3 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's annual effective tax rate used was 39.0% in 2006 compared to 37.0% in 2005. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 2.2% in 2006 from net income of 0.1% in 2005, and net income dollars decreased to a net loss of $18.4 million in 2006 from net income of $1.3 million in 2005.

Consolidated Results -- Comparison of the 26 weeks ended July 29, 2006 to the 26 weeks ended July 23, 2005

Sales

Consolidated sales decreased $22.8 million, or 1.3%, to $1,716.0 million in 2006 from $1,738.8 million in 2005. This resulted primarily from decreased sales in the Waldenbooks Specialty Retail segment, partially offset by an increase in the domestic Borders superstores and International segments.

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

Comparable store sales for domestic Borders superstores decreased 2.4% in the 26 weeks ended July 29, 2006. The comparable store sales decrease for 2006 was due primarily to the book category, driven by a challenging comparison to a year ago when the sixth book in the Harry Potter series was released, as well as weakness in hardcover bestsellers. Also contributing to the comparable store sales decline were negative comparable store sales in the music category. The cafe and gift and stationery categories positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 9.8% in the 26 weeks ended July 29, 2006. The comparable store sales decrease was primarily due to the 2005 release of the latest Harry Potter title, as well as weakness in hardcover bestsellers which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 1.6% in 2006. The decrease was due to negative comparable store sales in the United Kingdom, Singapore, Puerto Rico and New Zealand, partially offset by positive comparable store sales in Australia. The most significant decline in comparable store sales was in the United Kingdom, primarily resulting from the 2005 release of the latest Harry Potter title, as well as an increased competitive environment. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as wholesale revenue earned through sales of merchandise to Berjaya, as part of a franchise agreement under which Berjaya operates Borders stores in Malaysia. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and has replaced it with other promotional programs in order to maximize long-term sales and earnings. The Company recognizes membership income on a straight-line basis over the 12-month term of the Preferred Reader membership, and categorizes the income as "Other revenue" in the Company's consolidated statements of operations. Discounts on purchases are netted against "Sales" in the Company's consolidated statements of operations.

Other revenue has decreased $1.5 million, or 7.7%, to $18.1 million in 2006 from $19.6 million in 2005. The decrease is due to decreases in all segments. The decrease in domestic Borders superstores was due to greater wholesale revenue earned through the franchise agreement with Berjaya in 2005, partially offset by increased income recognized from unredeemed gift cards as well as increased referral fees received from Amazon as part of the Web Site agreement in 2006. The decrease in Waldenbooks Specialty Retail was primarily due to the elimination of the Preferred Reader Program, partially offset by an increase in income recognized from unredeemed gift cards. The decrease in International was due primarily to greater wholesale revenue earned through the franchise agreement with Berjaya in 2005, partially offset by increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006, due to increased store count.

Gross margin

Consolidated gross margin decreased $42.3 million, or 9.4%, to $405.5 million in 2006 from $447.8 million in 2005. As a percentage of sales, consolidated gross margin decreased 2.0%, to 23.6% in 2006 from 25.6% in 2005. This was due to a decrease in all segments’ gross margin as a percentage of sales. The decrease in the domestic Borders superstores segment was primarily the result of increased supply chain costs, primarily related to the cost of opening the Company’s new distribution center, increased promotional discounts and increased occupancy costs. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased occupancy costs resulting from the decline in comparable store sales, increased product markdowns, and decreased other revenue, due the elimination of the Preferred Reader Program. The decrease in the International segment primarily resulted from increased occupancy costs, due to the decline in comparable store sales, as well as the correction of prior year errors in the calculation of gross margin in Books etc. and the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $3.4 million, or 0.8%, to $448.7 million in 2006 from $445.3 million in 2005. As a percentage of sales, SG&A increased 0.7%, to 26.1% in 2006 from 25.4% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the Waldenbooks Specialty Retail and International segments, partially offset by a decrease in the domestic Borders superstores segment. The Waldenbooks Specialty Retail increase was primarily due to increases, as a percentage of sales, of store payroll and operating expenses and corporate operating expenses, driven by the decline in comparable store sales. International SG&A expenses as percentage of sales increased primarily as a result of increased store and corporate expenses and advertising costs, also driven by the decline in comparable store sales. Domestic Borders superstores SG&A expenses as a percentage of sales decreased primarily due to decreased corporate payroll and operating costs, as well as income received from the Visa Check/MasterMoney Antitrust Litigation and a gain on the sale of investments, partially offset by increased store payroll and advertising costs as a percentage of sales, both primarily the result of the launch of Borders Rewards.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $7.6 million, or 138.2%, to $13.1 million in 2006 from $5.5 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's annual effective tax rate used was 39.0% in 2006 compared to 37.0% in 2005. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net income (loss)

Due to the factors mentioned above, net loss as a percentage of sales increased to 2.2% in 2006 from 0.2% in 2005, and net loss dollars increased to $38.6 million in 2006 from $4.0 million in 2005.

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

Domestic Borders Superstores

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Sales	$600.1	$618.5	$1,206.5	$1,197.9
Other revenue	$7.2	$6.2	$12.3	$12.6
Net income	$8.7	$14.7	$12.3	$22.7
Net income as % of sales	1.4%	2.4%	1.0%	1.9%
Depreciation expense	$21.5	$21.3	$42.3	$43.0
Interest income	$3.3	$2.8	$7.7	$5.7
Store openings	2	4	7	4
Store closings	4	1	4	2
Store count	476	464	476	464

Domestic Borders Superstores - Comparison of the 13 weeks ended July 29, 2006 to the 13 weeks ended July 23, 2005

Sales

Borders' sales decreased $18.4 million, or 3.0%, to $600.1 million in 2006 from $618.5 million in 2005. This decrease was comprised of comparable store sales decreases of $32.5 million, partially offset by non-comparable sales primarily associated with 2006 and 2005 store openings of $14.1 million.

Other revenue

Other revenue increased $1.0 million, or 16.1%, to $7.2 million in 2006 from $6.2 million in 2005. This increase was primarily due to increased income recognized from unredeemed gift cards as well as increased referral fees received from Amazon as part of the Web Site agreement in 2006.

Gross margin

Gross margin as a percentage of sales decreased 1.6%, to 26.5% in 2006 from 28.1% in 2005. This was primarily due to increased promotional discounts of 0.8% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Also contributing to the decline in gross margin were increased supply chain costs of 0.9% as a percentage of sales, primarily related to the cost of opening the Company’s new distribution center in Pennsylvania, as well as increased occupancy costs of 0.6% as a percentage of sales, due to the de-leveraging of occupancy costs driven by negative comparable store sales. Partially offsetting these items were decreased product costs of 0.7% as a percentage of sales.

Gross margin dollars decreased $14.5 million, or 8.3%, to $159.3 million in 2006 from $173.8 million in 2005, which was primarily due to decreased comparable store sales and the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.3%, to 24.2% in 2006 from 24.5% in 2005, primarily due to decreased corporate payroll and operating expenses of 0.7% as a percentage of sales, mainly due to disciplined cost controls at the corporate level. In addition, the improvement in SG&A was positively impacted by a gain on the sale of investments. Partially offsetting these improvements were increased utility costs and increased store payroll and operating expenses of 0.4% as a percentage of sales, due to the decrease in comparable store sales.

SG&A dollars decreased $6.6 million, or 4.4%, to $144.9 million in 2006 from $151.5 million in 2005, primarily due to income received from the sale of investments of $5.0 million. Partially offsetting this decrease were increased utility costs.

Depreciation expense

Depreciation expense increased $0.2 million, or 0.9%, to $21.5 million in 2006 from $21.3 million in 2005. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders interest income increased $0.5 million, or 17.9%, to $3.3 million in 2006 from $2.8 million in 2005. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.4% in 2006 from 2.4% in 2005, and net income dollars decreased $6.0 million, or 40.8%, to $8.7 million in 2006 from $14.7 million in 2005.

Domestic Borders Superstores - Comparison of the 26 weeks ended July 29, 2006 to the 26 weeks ended July 23, 2005

Sales

Borders' sales increased $8.6 million, or 0.7%, to $1,206.5 million in 2006 from $1,197.9 million in 2005. This increase was comprised of non-comparable sales primarily associated with 2006 and 2005 store openings of $37.3 million, partially offset by comparable store sales decreases of $28.7 million.

Other revenue

Other revenue decreased $0.3 million, or 2.4%, to $12.3 million in 2006 from $12.6 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005. This decrease was partially offset by increased 2006 income recognized from unredeemed gift cards as well as increased referral fees received from Amazon as part of the Web Site agreement.

Gross margin

Gross margin as a percentage of sales decreased 1.6%, to 26.0% in 2006 from 27.6% in 2005. This was primarily due to increased supply chain costs of 0.7% as a percentage of sales, primarily related to the cost of opening of the Company’s new distribution center in Pennsylvania. Also contributing to the decline in gross margin were increased promotional discounts of 0.6% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards, as well as increased occupancy costs of 0.3% as a percentage of sales, due to the de-leveraging of occupancy costs driven by negative comparable store sales.

Gross margin dollars decreased $16.5 million, or 5.0%, to $314.3 million in 2006 from $330.8 million in 2005, which was primarily due to decreased comparable store sales and the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.3%, to 24.6% in 2006 from 24.9% in 2005, primarily due to decreased corporate payroll expenses of 0.5% as a percentage of sales, resulting from disciplined cost controls at the corporate level. Also contributing to the decrease in SG&A was a decrease of 0.3% in operating expenses as a percentage of sales, due to income received from the Visa Check/MasterMoney Antitrust Litigation settlement and a gain on the sale of investments. The Visa Check/MasterMoney Antitrust Litigation was a class action lawsuit brought against Visa and MasterCard related to their debit card policies. Also partially offsetting these decreases were increased store payroll expense of 0.3% as a percentage of sales and increased advertising expense of 0.2% as a percentage of sales, both primarily related to the launch of the Company’s loyalty program, Borders Rewards. In addition, utility costs increased in 2006 as compared to 2005.

SG&A dollars decreased $1.1 million, or 0.4%, to $296.9 million in 2006 from $298.0 million in 2005, primarily due to decreased corporate payroll, as well as income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million. Also contributing to the decrease in SG&A was income received from the sale of investments of $5.0 million. Partially offsetting these decreases were increased utility costs and increased advertising expense to support the launch of the Company’s loyalty program, Borders Rewards.

Depreciation expense

Depreciation expense decreased $0.7 million, or 1.6%, to $42.3 million in 2006 from $43.0 million in 2005. This was primarily the result of one of the Company’s distribution centers becoming fully depreciated during the fourth quarter of 2005, partially offset by increased depreciation expense recognized on new and remodeled stores’ capital expenditures and accelerated depreciation related to store remodels.

Interest income

Borders interest income increased $2.0 million, or 35.1%, to $7.7 million in 2006 from $5.7 million in 2005. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 1.0% in 2006 from 1.9% in 2005, and net income dollars decreased $10.4 million, or 45.8%, to $12.3 million in 2006 from $22.7 million in 2005.

Waldenbooks Specialty Retail

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Sales	$126.5	$151.0	$253.7	$294.1
Other revenue	$0.8	$1.0	$1.3	$2.2
Net income (loss)	$(1.7)	$0.5	$(5.2)	$1.0
Net income as % of sales	(1.3)%	0.3%	(2.0)%	0.3%
Depreciation expense	$4.3	$3.6	$8.5	$7.0
Interest income	$9.8	$11.0	$20.0	$21.9
Store Openings	-	8	3	11
Store Closings	10	6	26	12
Store Count	655	704	655	704

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended July 29, 2006 to the 13 weeks ended July 23, 2005

Sales

Waldenbooks Specialty Retail sales decreased $24.5 million, or 16.2%, to $126.5 million in 2006 from $151.0 million in 2005. This decrease was comprised of decreased comparable store sales of $16.7 million and decreased non-comparable sales associated with 2006 and 2005 store closings of $7.8 million.

Other revenue

Other revenue decreased $0.2 million, or 20.0%, to $0.8 million in 2006 from $1.0 million in 2005. This was primarily due to the elimination of the Preferred Reader Program, partially offset by increased 2006 income recognized from unredeemed gift cards.

Gross margin

Gross margin as a percentage of sales decreased 1.0%, to 20.0% in 2006 from 21.0% in 2005. This was primarily due to increased occupancy costs as a percentage of sales of 2.2%, primarily due to the de-leveraging of occupancy costs driven by negative comparable store sales. Partially offsetting the increase in occupancy as a percentage of sales were decreased product markdowns of 1.2% as a percentage of sales.

Gross margin dollars decreased $6.5 million, or 20.5%, to $25.2 million in 2006 from $31.7 million in 2005, primarily due to store closures, the decline in comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 2.1%, to 29.6% in 2006 from 27.5% in 2005. This was primarily due to increased store payroll and operating expenses of 1.4% as a percentage of sales and increased corporate operating expenses of 1.1% as a percentage of sales, resulting from the decrease in comparable store sales. Partially offsetting this increase were decreased corporate payroll expenses of 0.2% as a percentage of sales, and decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars decreased $4.0 million, or 9.6%, to $37.5 million in 2006 from $41.5 million in 2005, primarily due to store closures.

Depreciation expense

Depreciation expense increased $0.7 million, or 19.4%, to $4.3 million in 2006 from $3.6 million in 2005. This was primarily due to depreciation recognized on assets of stores that have been converted to Borders Express during 2006 and 2005, as well as depreciation on Waldenbooks’ new merchandising system, which was put in service during the third quarter of 2005, partially offset by lower depreciation resulting from prior year asset impairments and store closings.

Interest income

Interest income decreased $1.2 million, or 10.9%, to $9.8 million in 2006 from $11.0 million in 2005. This was the result of a decline in Waldenbooks Specialty Retail’s cash flow, primarily due to the decline in comparable store sales.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 1.3% in 2006 from net income of 0.3% in 2005, and net income dollars decreased $2.2 million to a net loss of $1.7 million in 2006 from net income of $0.5 million in 2005.

Waldenbooks Specialty Retail - Comparison of the 26 weeks ended July 29, 2006 to the 26 weeks ended July 23, 2005

Sales

Waldenbooks Specialty Retail sales decreased $40.4 million, or 13.7%, to $253.7 million in 2006 from $294.1 million in 2005. This decrease was comprised of decreased comparable store sales of $26.6 million and decreased non-comparable sales associated with 2006 and 2005 store closings of $13.8 million.

Other revenue

Other revenue decreased $0.9 million, or 40.9%, to $1.3 million in 2006 from $2.2 million in 2005. This was primarily due to the elimination of the Preferred Reader Program, partially offset by increased income recognized from unredeemed gift cards.

Gross margin

Gross margin as a percentage of sales decreased 2.6%, to 19.4% in 2006 from 22.0% in 2005. This was primarily due to increased occupancy costs as a percentage of sales of 2.0%, primarily due to the de-leveraging of occupancy costs driven by negative comparable store sales. Also contributing to the decline in gross margin as a percentage of sales were increased product markdowns and other costs of 0.3% as a percentage of sales, and a decrease in other revenue of 0.3% as a percentage of sales, due to the elimination of the Preferred Reader Program.

Gross margin dollars decreased $15.5 million, or 24.0%, to $49.1 million in 2006 from $64.6 million in 2005, primarily due to store closures, the decline in comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.7%, to 30.3% in 2006 from 28.6% in 2005. This was primarily due to increased store payroll and operating expenses of 1.3% as a percentage of sales, and increased corporate operating expenses of 0.8% as a percentage of sales, resulting from the decrease in comparable store sales. Partially offsetting these increases was income received from the Visa Check/MasterMoney Antitrust Litigation settlement. Also partially offsetting the increase in these costs were decreased corporate payroll expenses of 0.2% as a percentage of sales, and decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars decreased $7.3 million, or 8.7%, to $76.8 million in 2006 from $84.1 million in 2005 primarily due to store closures and income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million. Partially offsetting these decreases were increased utility costs.

Depreciation expense

Depreciation expense increased $1.5 million, or 21.4%, to $8.5 million in 2006 from $7.0 million in 2005. This was primarily due to depreciation recognized on assets of stores that have been converted to Borders Express during 2006 and 2005, as well as depreciation on Waldenbooks’ new merchandising system, which was put in service during the third quarter of 2005, partially offset by lower depreciation resulting from prior year asset impairments and store closings.

Interest income

Interest income decreased $1.9 million, or 8.7%, to $20.0 million in 2006 from $21.9 million in 2005. This was the result of a decline in Waldenbooks Specialty Retail’s cash flow, primarily due to the decline in comparable store sales.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 2.0% in 2006 from net income of 0.3% in 2005, and net income dollars decreased $6.2 million to a net loss of $5.2 million in 2006 from net income of $1.0 million in 2005.

International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Sales	$129.4	$122.1	$255.8	$246.8
Other revenue	$2.3	$2.3	$4.5	$4.8
Net loss	$(14.2)	$(5.2)	$(23.7)	$(11.0)
Net loss as % of sales	(11.0)%	(4.3)%	(9.3)%	(4.5)%
Depreciation expense	$5.3	$4.6	$10.3	$9.1
Interest expense	$5.9	$5.3	$11.1	$10.4
Superstore Store Openings	3	1	4	5
Superstore Store Count	59	47	59	47
Books etc. Store Closings	-	2	1	2
Books etc. Store Count	32	33	32	33

International - Comparison of the 13 weeks ended July 29, 2006 to the 13 weeks ended July 23, 2005

Sales

International sales increased $7.3 million, or 6.0%, to $129.4 million in 2006 from $122.1 million in 2005. Of this increase in sales, 0.3%, or $0.4 million, was due to the translation of foreign currencies to U.S. dollars. The remaining 5.7% was the result of new superstore openings, partially offset by a decline in comparable store sales.

Other revenue

Other revenue remained flat at $2.3 million in 2006 compared to 2005. This was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006, due to increased store count, offset by decreased wholesale revenue earned through sales of merchandise to Berjaya.

Gross margin

Gross margin as a percentage of sales decreased 5.4%, to 15.6% in 2006 from 21.0% in 2005, primarily the result of the correction of a prior year error in the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores of 3.6% as a percentage of sales. Additionally, the decrease was the result of higher occupancy costs of 2.1% as a percentage of sales, mainly due to the decline in comparable store sales. Partially offsetting these items were decreased product markdowns of 0.3% as a percentage of sales.

Gross margin dollars decreased $5.4 million, or 21.0%, to $20.3 million in 2006 from $25.7 million in 2005. The decrease is due to the decline in the gross margin rate, partially offset by new superstore openings. Excluding the result of translation of foreign currencies to U.S. dollars, gross margin would have decreased an additional $0.1 million.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.7%, to 27.6% in 2006 from 23.9% in 2005. This was primarily the result of increased corporate payroll and operating expenses of 1.2% as a percentage of sales, and increased store payroll and operating expenses of 1.1% as a percentage of sales. These increases were due to the decline in comparable store sales and the increased spending needed to support international new store growth. Also contributing to the increase was the correction of a prior period error in the calculation of transaction currency gains and losses of 1.0% as a percentage of sales, and increased advertising costs of 0.4% as a percentage of sales.

SG&A dollars increased $6.5 million, or 22.3%, to $35.7 million in 2006 from $29.2 million in 2005. Of this increase, $0.1 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to new store openings and the increased store payroll and operating expenses required, as well as the error correction mentioned previously and increased advertising spending.

Depreciation expense

Depreciation expense increased $0.7 million, or 15.2%, to $5.3 million in 2006 from $4.6 million in 2005. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $0.6 million, or 11.3%, to $5.9 million in 2006 from $5.3 million in 2005. This was primarily due to increased borrowings used to fund new stores’ inventory and capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 11.0% in 2006 as compared to 4.3% in 2005, and net loss dollars increased $9.0 million, or 173.1%, to $14.2 million in 2006 from $5.2 million in 2005.

International - Comparison of the 26 weeks ended July 29, 2006 to the 26 weeks ended July 23, 2005

Sales

International sales increased $9.0 million, or 3.6%, to $255.8 million in 2006 from $246.8 million in 2005, primarily resulting from new superstore openings, partially offset by negative comparable store sales. The translation of foreign currencies to U.S. dollars negatively impacted sales 3.2%, or $8.0 million.

Other revenue

Other revenue decreased $0.3 million, or 6.3%, to $4.5 million in 2006 from $4.8 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005, partially offset by increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006, due to increased store count.

Gross margin

Gross margin as a percentage of sales decreased 4.7%, to 16.5% in 2006 from 21.2% in 2005, primarily the result of an increase in occupancy costs of 2.0% as a percentage of sales, mainly due to the decline in comparable store sales, and the correction of prior year errors in the calculation of gross margin in Books etc. and the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores of 1.8% as a percentage of sales. Also negatively affecting gross margin were increased product markdowns of 0.9% as a percentage of sales.

Gross margin dollars decreased $10.3 million, or 19.7%, to $42.1 million in 2006 from $52.4 million in 2005. Of this decrease, $1.2 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the decrease is due to the decline in the gross margin rate, partially offset by new superstore openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 2.3%, to 26.4% in 2006 from 24.1% in 2005. This was primarily the result of increased corporate payroll and operating expenses of 1.2% as a percentage of sales and increased store payroll and operating expenses of 1.0% as a percentage of sales, resulting from the decline in comparable store sales and increased spending to support international new store growth. Also contributing to the increase were higher advertising costs of 0.1% as a percentage of sales.

SG&A dollars increased $7.9 million, or 13.3%, to $67.4 million in 2006 from $59.5 million in 2005. The increase is primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased advertising spending. Excluding the result of translation of foreign currencies to U.S. dollars, SG&A would have increased an additional $2.0 million.

Depreciation expense

Depreciation expense increased $1.2 million, or 13.2%, to $10.3 million in 2006 from $9.1 million in 2005. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $0.7 million, or 6.7%, to $11.1 million in 2006 from $10.4 million in 2005. This was primarily due to increased borrowings used to fund new stores’ inventory and capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 9.3% in 2006 as compared to 4.5% in 2005, and net loss dollars increased $12.7 million, or 115.5%, to $23.7 million in 2006 from $11.0 million in 2005.

Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	July 29, 2006	July 23, 2005	July 29, 2006	July 23, 2005
Net loss	$(11.2)	$(8.7)	$(22.0)	$(16.7)
Interest expense	$14.9	$11.8	$29.7	$22.7

The Corporate segment includes interest expense related to corporate activities, various corporate governance costs and corporate incentive costs.

Corporate - Comparison of the 13 weeks ended July 29, 2006 to the 13 weeks ended July 23, 2005

Net loss dollars increased $2.5 million, or 28.7%, to $11.2 million in 2006 from $8.7 million in 2005. This was primarily due to increased interest expense for this segment resulting from borrowings to fund common stock repurchases. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Corporate - Comparison of the 26 weeks ended July 29, 2006 to the 26 weeks ended July 23, 2005

Net loss dollars increased $5.3 million, or 31.7%, to $22.0 million in 2006 from $16.7 million in 2005. This was primarily due to increased interest expense for this segment resulting from borrowings to fund common stock repurchases. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $218.3 million and $75.7 million for the 26 weeks ended July 29, 2006 and July 23, 2005, respectively. Operating cash outflows for the period reflect operating results and decreases in taxes payable, accounts payable and expenses payable and accrued liabilities, as well an increase in prepaid expenses. The most significant of these was the decrease in taxes payable, which resulted from payment of the Company’s estimated 2005 taxes, and the decrease in accounts payable which is primarily due to the timing of fiscal July month-end in 2006 being later in the calendar month than in 2005. The current year operating cash inflows primarily reflect non-cash charges for depreciation and a loss on the disposal of assets related to the remodel program, as well as a decrease in inventories, accounts receivable and other long-term assets and an increase in other long-term liabilities. Also affecting operating cash was an adjustment to net income resulting from a gain on the sale of investments.

Net cash used for investing was $65.6 million in 2006, which primarily resulted from capital expenditures, offset by the sale of investments of $21.6 million. Net cash provided by investing was $10.2 million in 2005, which primarily resulted from the sale of auction rate securities of $95.4 million.

In fiscal 2006, capital expenditures were $87.2 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and maintenance of existing stores, distribution centers and management information systems. In 2006, this included the remodeling of 70 domestic Borders superstores and the conversion of 14 Waldenbooks stores to Borders Express. Additional capital spending in 2006 reflects the opening of 11 new Borders superstores, as well as one new airport store and two new outlet stores operated by the Waldenbooks Specialty Retail segment. In fiscal 2005, capital expenditures were $85.2 million, which primarily funded the remodeling of 45 domestic Borders superstores and the conversion of 48 Waldenbooks stores to Borders Express, as well as investments in new merchandising systems. Additional capital spending in 2005 reflected the opening of five new Borders superstores, as well as four new airport stores and seven new outlet stores operated by the Waldenbooks segment.

Net cash provided by financing in 2006 was $291.7 million, resulting from funding from the Company’s credit facility of $345.4 million, proceeds from stock option exercises of $17.6 million and proceeds from the excess tax benefit of stock option exercises of $2.9 million, partially offset by the repurchase of common stock totaling $61.4 million and the payment of the Company’s quarterly cash dividends of $12.8 million. Net cash used for financing in 2005 was $100.3 million, resulting from the repurchase of common stock totaling $117.5 million and the payment of the Company’s quarterly cash dividends of $12.9 million, partially offset by $14.3 million of proceeds from stock option exercises and funding from the Company’s credit facility of $15.8 million.

The Company expects capital expenditures to approximate $200.0 million in 2006, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations, most of which will include conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, and plans to convert approximately 15 Waldenbooks stores to Borders Express. In addition, capital expenditures will result from International store openings, the new distribution center, continued investment in new buying, merchandising and warehouse management systems and maintenance spending for new stores, distribution centers and management information systems. The Company currently plans to open approximately 31 domestic Borders superstores and 12 to 14 International stores in 2006. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. During the 26 weeks ended July 29, 2006 and July 23, 2005, $61.4 million and $117.5 million of common stock were repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2006, subject to the Company’s share price and capital needs and availability.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006, and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of July 29, 2006 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $506.9 million at July 29, 2006, $138.6 million at July 23, 2005 and $153.6 million at January 28, 2006.

On July 30, 2002, the Company issued $50.0 million of senior guaranteed notes (the “Notes”) due July 30, 2006 and bearing interest at 6.31% (payable semi-annually). The proceeds of the sale of the Notes were used to refinance existing indebtedness of the Company and its subsidiaries and for general corporate purposes. The note purchase agreement relating to the Notes contains covenants which limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, engage in any merger or consolidation, dispose of assets or change the nature of its business, and requires the Company to meet certain financial measures regarding net worth, total debt coverage and fixed charge coverage. As of July 29, 2006 the Company was in compliance with all covenants contained within this agreement. The Company repaid the Notes with funds from the Credit Agreement on July 31, 2006.

In August 2003, the Company entered into an interest rate swap agreement which effectively converted the fixed interest rate on the Company’s Notes to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company designated this swap agreement as a fair market value hedge. The notional amount of the swap agreement is $50.0 million, and the agreement expires concurrently with the due date of the Notes. The Company settled this swap agreement on July 31, 2006, when the Notes were repaid.

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.2 million, long-term debt (including current portion) of $5.5 million and minority interest of $0.3 million at July 29, 2006. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no significant changes in these estimates during the second quarter of fiscal 2006.

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

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position or results of operations.

Also in June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have an impact on its consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 29, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. In reaching its conclusion, the Company’s Chief Executive Officer and Chief Financial Officer took into account the event described in the final paragraph of this Item 4.

Changes in Internal Control: During the quarter ended July 29, 2006, the Company continued implementation of a new merchandising system in Waldenbooks, which it began during the third quarter of 2005. The Company believes the controls over the processes affected by the implementation are functioning effectively as of July 29, 2006.

During the quarter ended July 29, 2006, the Company undertook a review of both its disclosure controls and procedures and its internal control over financial reporting specific to the International segment. As a result of this review, the Company discovered errors in the reserve for aged non-returnable inventory in the Books etc. and United Kingdom Superstores divisions, and an error in the calculation of transaction currency gains and losses. The Company has corrected these errors, and as of the Evaluation Date, does not believe that it resulted from any material weakness in its internal control over financial reporting. The Company will continue its review of internal controls specific to the International segment and will also continue to take steps to remediate the procedures which led to the errors.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 - Commitments and Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the second quarter of fiscal 2006.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 30 2006 through May 27, 2006	50,000	$21.17	50,000	$222,735,422

May 28, 2006 through June 24, 2006	1,100,476	$19.78	1,100,000	$200,977,759

June 25, 2006 through July 29, 2006	1,128,364	$18.50	1,125,000	$180,167,427

Total	2,278,840	$19.18	2,275,000	$180,167,427

(1)	During the second quarter of 2006, the company retired 3,840 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	On January 11, 2006, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $250 million.

Item 4. Submission of Matters to a Vote of Securityholders

The following actions were taken at the Annual Meeting of the Company held on May 25, 2006, with the votes on such matters being indicated as below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2007:

Name	For	Withheld
Donald G. Campbell	58,056,022	1,226,988
Joel J. Cohen	58,724,364	558,646
Gregory P. Josefowicz	57,995,563	1,287,447
Amy B. Lane	58,717,311	565,699
Brian T. Light	58,731,609	551,401
Victor L. Lund	58,724,149	558,861
Dr. Edna Greene Medford	58,722,955	560,055
Lawrence I. Pollock	58,052,811	1,230,199
Beth M. Pritchard	58,712,917	570,093
Michael Weiss	51,801,901	7,481,109

2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006:

For	58,061,248 Shares
Against	1,206,048 Shares
Abstain	15,714 Shares
Broker Non-Votes	0 Shares

3. Shareholder proposal entitled “Director Election Majority Vote Standard.”

For	30,931,384 Shares
Against	21,294,744 Shares
Abstain	675,012 Shares
Broker Non-Votes	6,381,870 Shares

4. Shareholder proposal entitled “Separate the Roles of CEO and Board Chair.”

For	33,124,311 Shares
Against	19,669,691 Shares
Abstain	107,138 Shares
Broker Non-Votes	6,381,870 Shares

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated Bylaws of Borders Group, Inc.
10.30(3)	Employment Agreement between Mr. Jones and the Company
10.31(4)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: August 31, 2006                    By:/s/ Edward W. Wilhelm
Edward W. Wilhelm
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated Bylaws of Borders Group, Inc.
10.30(3)	Employment Agreement between Mr. Jones and the Company
10.31(4)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).