Form 10-Q
period 2006-10-28
BORDERS GROUP INC
filed 2006-11-30
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

The number of shares of common stock outstanding at November 27, 2006 was 59,409,701.

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

Page

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	11
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	27
Item 4. Controls and Procedures	27

Part II - Other information

Item 1. Legal Proceedings	27
Item 1A Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of	28
Proceeds
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of	N/A
Securityholders
Item 5. Other Information	N/A
Item 6. Exhibits	29

Signatures	30

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	October 28, 2006	October 22, 2005
Sales	$851.6	$837.2
Other revenue	8.8	8.6
Total revenue	860.4	845.8

Cost of merchandise sold, including occupancy costs	675.3	642.8
Gross margin	185.1	203.0

Selling, general and administrative expenses	235.2	219.5
Pre-opening expense	3.9	2.4
Asset impairments and other writedowns	0.9	0.4
Operating loss	(54.9)	(19.3)

Interest expense	9.3	3.5
Loss before income tax	(64.2)	(22.8)

Income tax benefit	(25.1)	(8.7)
Net loss	$(39.1)	$(14.1)

Loss per common share data
Diluted:
Loss per common share	$(0.64)	$(0.20)
Weighted average common shares outstanding (in millions)	60.9	69.2
Basic:
Loss per common share	$(0.64)	$(0.20)
Weighted average common shares outstanding (in millions)	60.9	69.2

Dividends declared per common share	$0.10	$0.09

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	October 28, 2006	October 22, 2005
Sales	$2,567.6	$2,576.0
Other revenue	26.9	28.2
Total revenue	2,594.5	2,604.2

Cost of merchandise sold, including occupancy costs	2,003.9	1,953.4
Gross margin	590.6	650.8

Selling, general and administrative expenses	683.9	664.8
Pre-opening expense	8.1	5.1
Asset impairments and other writedowns	3.5	1.0
Operating loss	(104.9)	(20.1)

Interest expense	22.4	9.0
Loss before income tax	(127.3)	(29.1)

Income tax benefit	(49.6)	(11.0)
Net loss	$(77.7)	$(18.1)

Loss per common share data
Diluted:
Loss per common share	$(1.23)	$(0.25)
Weighted average common shares outstanding (in millions)	63.0	71.0
Basic:
Loss per common share	$(1.23)	$(0.25)
Weighted average common shares outstanding (in millions)	63.0	71.0

Dividends declared per common share	$0.30	$0.27

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	October 28, 2006	October 22, 2005	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$42.7	$67.7	$81.6
Merchandise inventories	1,716.9	1,612.9	1,405.9
Accounts receivable and other current assets	159.0	112.3	150.3
Taxes, including income taxes	4.0	-	-
Total current assets	1,922.6	1,792.9	1,637.8
Property and equipment, net of accumulated depreciation of
$1,047.5, $970.1 and $966.5 at October 28, 2006, October 22,
2005 and January 28, 2006, respectively	776.6	680.6	703.9
Other assets	64.2	78.7	79.7
Deferred income taxes	41.8	14.3	26.3
Goodwill	129.9	123.6	124.5
Total assets	$2,935.1	$2,690.1	$2,572.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$623.9	$378.2	$207.1
Trade accounts payable	904.5	790.2	660.3
Accrued payroll and other liabilities	268.0	250.0	293.4
Taxes, including income taxes	-	35.0	135.8
Deferred income taxes	30.6	15.0	14.5
Total current liabilities	1,827.0	1,468.4	1,311.1
Long-term debt	5.3	5.4	5.4
Other long-term liabilities	363.0	319.6	326.6
Total liabilities	2,195.3	1,793.4	1,643.1
Minority interest	1.4	1.3	1.3
Total liabilities and minority interest	2,196.7	1,794.7	1,644.4
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
59,383,890, 68,002,960 and 64,149,397 shares issued
and outstanding at October 28, 2006, October 22, 2005 and
January 28, 2006, respectively	195.3	374.6	293.9
Accumulated other comprehensive income	25.1	18.9	19.4
Retained earnings	518.0	501.9	614.5
Total stockholders' equity	738.4	895.4	927.8
Total liabilities, minority interest and stockholders' equity	$2,935.1	$2,690.1	$2,572.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 28, 2006
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8
Net loss	-	-	-	(77.7)	(77.7)
Currency translation adjustment	-	-	5.7	-	5.7
Comprehensive loss					(72.0)
Cash dividends declared ($0.30 per common share)	-	-	-	(18.8)	(18.8)
Issuance of common stock	1,357,629	21.9	-	-	21.9
Repurchase and retirement of
common stock	(6,123,136)	(123.7)	-	-	(123.7)
Tax benefit of equity
compensation	-	3.2	-	-	3.2
Balance at October 28, 2006	59,383,890	$195.3	$25.1	$518.0	$738.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	39 weeks Ended
	October 28, 2006	October 22, 2005
Cash provided by (used for):
Operations
Net loss	$(77.7)	$(18.1)
Adjustments to reconcile net loss to operating cash flows:
Depreciation	93.5	88.2
Gain on sale of investments	(5.0)	(1.2)
Loss on disposal of assets	4.7	4.3
(Increase) decrease in deferred income taxes	1.4	(0.4)
Increase in other long-term assets	(0.7)	(2.9)
Increase in other long-term liabilities	22.4	25.7
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(302.7)	(313.0)
Decrease in accounts receivable	1.8	14.0
Increase in prepaid expenses	(4.9)	(9.5)
Increase in accounts payable	240.0	178.5
Decrease in taxes payable	(139.8)	(78.3)
Decrease in expenses payable and accrued liabilities	(32.1)	(48.4)
Net cash used for operations	(199.1)	(161.1)
Investing
Capital expenditures	(149.1)	(142.6)
Proceeds from sale of investments	21.6	105.2
Net cash used for investing	(127.5)	(37.4)
Financing
Proceeds from the excess tax benefit of stock option exercises	3.2	-
Net funding from credit facility	405.4	195.4
Issuance of common stock	21.9	18.6
Payment of cash dividends	(18.8)	(19.0)
Repurchase of common stock	(123.7)	(172.7)
Net cash provided by financing	288.0	22.3
Effect of exchange rates on cash and equivalents	(0.3)	(0.9)
Net decrease in cash and equivalents	(38.9)	(177.1)
Cash and equivalents at beginning of year	81.6	244.8
Cash and equivalents at end of period	$42.7	$67.7

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

At October 28, 2006, the Company operated 548 superstores under the Borders name, including 487 in the United States, 38 in the United Kingdom, 16 in Australia, three in Puerto Rico, two in New Zealand, and one each in Ireland and Singapore. The Company also operated 652 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of October 28, 2006, Paperchase operated 94 stores, primarily in the United Kingdom, and Paperchase shops have been added to approximately 220 domestic Borders superstores.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $620.3 at October 28, 2006, $324.3 at October 22, 2005 and $153.6 at January 28, 2006.

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

Debt of Consolidated VIEs: At October 28, 2006, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.1, long-term debt (including current portion) of $5.4 and minority interest of $0.3 at October 28, 2006.

As of October 28, 2006 the Company was in compliance with its debt covenants.

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

	13 Weeks Ended	39 weeks Ended
	October 22, 2005	October 22, 2005
Net income (loss), as reported	$(14.1)	$(18.1)
Add: Stock-based employee expense included in reported net income, net of related tax effects	-	0.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.3	3.7
Pro forma net income (loss)	$(15.4)	$(21.7)
Earnings (loss) per share:
Basic -- as reported	$(0.20)	$(0.25)
Basic -- pro forma	$(0.22)	$(0.31)
Diluted -- as reported	$(0.20)	$(0.25)
Diluted -- pro forma	$(0.22)	$(0.31)

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

All Plans	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contract Life
Outstanding at January 28, 2006	6,365	$22.98
Granted	528	$18.58
Exercised	1,172	$15.88
Forfeited	565	$24.97
Outstanding at October 28, 2006	5,156	$23.92	$123.4	2.3 years
Balance exercisable at
October 28, 2006	4,202	$24.79	$104.2	1.6 years

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $4.9 and $4.4 during the 13 weeks ending October 28, 2006 and October 22, 2005 respectively, and $3.8 and $5.4 during the 39 weeks ending October 28, 2006 and October 22, 2005.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date for the purpose of disclosures required by FAS 123(R). The following assumptions were used in the calculation:

	13 Weeks Ended		39 weeks Ended
	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Risk-free interest rate	4.8%	4.0-4.3%	4.7-5.1%	3.8-4.3%
Expected life	4 years	3-5 years	3-5 years	3-5 years
Expected volatility	25.5%	25.6%	25.2-25.5%	25.6%-27.6%
Expected dividends	1.9%	1.4-1.6%	1.6-2.3%	1.3-1.6%

Under FAS 123(R), the Company recognized $0.3 or $0.00 per share net of $0.2 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the 13 weeks ended October 28, 2006, and $0.7 or $0.01 per share net of $0.5 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the 39 weeks ended

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

October 28, 2006. Stock-based compensation expense is included in Selling, general and administrative expenses. Upon adoption of FAS 123(R), the balance of $0.4 of deferred compensation was charged to additional paid-in capital.

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

	13 Weeks Ended		39 weeks Ended
	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Sales
Borders	$583.2	$572.9	$1,789.7	$1,770.8
Waldenbooks	123.8	138.4	377.5	432.5
International	144.6	125.9	400.4	372.7
Total sales	$851.6	$837.2	$2,567.6	$2,576.0

Net income (loss)
Borders	$(9.4)	$7.6	$2.9	$30.3
Waldenbooks	(8.4)	(3.4)	(13.6)	(2.4)
International	(10.4)	(10.4)	(34.1)	(21.4)
Corporate	(10.9)	(7.9)	(32.9)	(24.6)
Total net income (loss)	$(39.1)	$(14.1)	$(77.7)	$(18.1)

Total assets
Borders			$1,788.4	$1,688.1
Waldenbooks			417.0	407.0
International			585.3	473.3
Corporate			144.4	121.7
Total assets			$2,935.1	$2,690.1

Total assets for the Corporate segment include certain corporate headquarters property and equipment, net of accumulated depreciation, of $85.3 and $84.7 at October 28, 2006 and October 22, 2005, respectively, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		39 weeks Ended
	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Borders	$3.3	$2.3	$9.6	$7.3
Waldenbooks	1.6	1.1	4.6	3.4
International	0.1	-	0.2	0.1
Total	$5.0	$3.4	$14.4	$10.8

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6- CORRECTION OF PRIOR PERIOD ERRORS

In the first quarter of 2006, the Company corrected an error in the calculation of gross margin within its International segment, specifically in Books etc. The correction of the error, which relates to fiscal 2005, resulted in a decrease in Inventory for the Company’s International segment of $1.9, and increased the segment’s Cost of sales by the same amount. The after-tax impact of this non-cash adjustment was $1.2.

In the second quarter of 2006, the Company corrected errors in the reserve for aged non-returnable inventory within its International segment, specifically in Books etc. and United Kingdom Superstores. The correction of the errors, which relate to fiscal 2005 and prior, resulted in a decrease in Inventory for the Company’s International segment of $2.8, and increased the segment’s Cost of sales by the same amount. The after-tax impact of this non-cash adjustment was $1.9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At October 28, 2006, the Company operated 548 superstores under the Borders name, including 487 in the United States, 38 in the United Kingdom, 16 in Australia, three in Puerto Rico, two in New Zealand, and one each in Ireland and Singapore. The Company also operated 652 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of October 28, 2006, Paperchase operated 94 stores, primarily in the United Kingdom, and Paperchase shops have been added to approximately 220 domestic Borders superstores.

The Company’s business strategy is to continue its growth and increase its profitability through (i) expanding and refining its core domestic superstore business, (ii) driving International growth and profitability by expanding established markets and leveraging infrastructure investments, improving superstore sales and profitability and pursuing strategic alternatives for Books etc, (iii) leveraging strategic alliances and in-store technologies which enhance the customer experience, and (iv) improving cash flow and profitability at Waldenbooks Specialty Retail through a combination of selective growth, closure of under-performing stores and profit initiatives. Specifically, the Company has been engaged in an aggressive expansion and remodel program, pursuant to which it opened 15 domestic Borders superstores and completed major remodels of 100 existing domestic superstores in 2005. In 2006, the Company expects to open 32 domestic superstores and complete major remodels of approximately 100 existing domestic superstores. Beginning in 2005, new stores opened, and the majority of stores remodeled, feature cafe offerings by Seattle’s Best Coffee and gifts and stationery merchandise by Paperchase. International store growth is focused on existing markets, primarily in the United Kingdom and Australia, with 13 International store openings planned in 2006. There is limited growth potential in Books etc, which operates in the U.K., and strategic alternatives for this business are being explored, which could result in further store closing costs or asset and goodwill impairments during this fiscal year. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and the impact of superstore openings. The Company is working to aggressively right-size the Waldenbooks mall store base in order to improve sales, net income and free cash flow, which could result in further store closing costs or asset impairments during this fiscal year. The Company expects the Waldenbooks Specialty Retail segment to produce negative operating income and cash flow in 2006, with cash flow defined as operating cash less capital expenditures. In addition, Waldenbooks Specialty Retail manages the Company’s seasonal businesses and other small format stores, including those in airports and outlet malls. Selective growth in the seasonal business and in airport stores is expected in 2006. The Company’s objectives with respect to these initiatives are to improve consolidated sales and earnings per share and earn an acceptable return on its investment.

During the first quarter of 2006, the Company launched Borders Rewards, a loyalty program designed to reward customers who shop at the Company’s stores throughout the U.S. Membership in Borders Rewards is free, with no enrollment costs or annual fees.

Members earn rewards every time they shop, enjoy exclusive savings and may earn Personal Shopping Days every month. In addition, five percent of all qualifying purchases made by members throughout the year go into a personal Holiday Savings account, which can be used on holiday purchases made from November 15 through January 15. Fourth quarter projections are in part dependent on anticipated benefits from the Borders Rewards loyalty program, which was launched nationwide in February 2006. Because the program was not in place for the holiday period last year, management’s assumptions for fourth quarter are based on limited empirical data.

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, to establish a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of October 28, 2006, Berjaya operated three Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, to establish a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which is expected to open in Dubai during the fourth quarter of fiscal 2006.

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

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. The Company is currently exploring alternatives to its e-commerce retailing business, which could result in changes to the existing e-commerce structure in 2008.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.0	1.0	1.1
Total revenue	101.0	101.0	101.0	101.1
Cost of merchandise sold (includes occupancy)	79.3	76.8	78.0	75.8
Gross margin	21.7	24.2	23.0	25.3
Selling, general and administrative expenses	27.6	26.3	26.6	25.9
Pre-opening expense	0.4	0.3	0.3	0.2
Asset impairments and other writedowns	0.1	-	0.2	-
Operating income (loss)	(6.4)	(2.4)	(4.1)	(0.8)
Interest expense	1.1	0.4	0.9	0.3
Income (loss) before income tax	(7.5)	(2.8)	(5.0)	(1.1)
Income tax provision (benefit)	(2.9)	(1.1)	(2.0)	(0.4)
Net income (loss)	(4.6)%	(1.7)%	(3.0)%	(0.7)%

Consolidated Results -- Comparison of the 13 weeks ended October 28, 2006 to the 13 weeks ended October 22, 2005

Sales

Consolidated sales increased $14.4 million, or 1.7%, to $851.6 million in 2006 from $837.2 million in 2005. This resulted from increased sales in the domestic Borders Superstores and International segments, partially offset by decreased sales in the Waldenbooks Specialty Retail segment.

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

Comparable store sales for domestic Borders superstores decreased 0.7% in the 13 weeks ended October 28, 2006. The comparable store sales decrease for 2006 was due primarily to negative comparable store sales in the music category of 17.8%, partially offset by positive comparable store sales of books of 1.1%, resulting from strong sales of mystery/thriller, graphic novels, social science and romance titles. The cafe and gift and stationery categories also positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail comparable store sales decreased 5.0% in the 13 weeks ended October 28, 2006. The comparable store sales decrease was primarily due to weakness in hardcover bestsellers which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 0.3% in 2006. The decrease was due to negative comparable store sales in the United Kingdom and Puerto Rico, partially offset by positive comparable store sales in Australia, Singapore and New Zealand. The most significant decline in comparable store sales was in the United Kingdom, primarily resulting from a slow consumer environment and from an increased competitive environment. The impact of price changes on comparable store sales was not significant.

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

Other revenue has increased $0.2 million, or 2.3%, to $8.8 million in 2006 from $8.6 million in 2005. This was due to an increase in the International segment, partially offset by a decrease in the domestic Borders Superstores segment. Other revenue for the Waldenbooks Specialty Retail segment remained flat in 2006 as compared to 2005. The International increase was primarily due to increased license fees received from Starbucks Coffee Company (U.K.) Limited, partially offset by decreased wholesale revenue earned through sales of merchandise to Berjaya. The domestic Borders superstores’ decrease was primarily due to decreased income recognized from unredeemed gift cards in 2006.

Gross margin

Consolidated gross margin decreased $17.9 million, or 8.8%, to $185.1 million in 2006 from $203.0 million in 2005. As a percentage of sales, consolidated gross margin decreased 2.5%, to 21.7% in 2006 from 24.2% in 2005. This was due to a decrease in gross margin as a percentage of sales in the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. The decrease in the Borders segment was primarily the result of increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, as well as increased supply chain and occupancy costs as a percentage of sales. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, increased product costs as a percentage of sales, as well as increased occupancy and supply chain costs as a percentage of sales due to the decline in comparable store sales. The increase in the International segment resulted from decreased occupancy costs as a percentage of sales, due to the correction of prior years’ lease accounting that was recorded in 2005, and decreased product markdowns as a percentage of sales. Partially offsetting these decreases were increased supply chain costs as a percentage of sales, primarily due to the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $15.7 million, or 7.2%, to $235.2 million in 2006 from $219.5 million in 2005. As a percentage of sales, SG&A increased 1.3%, to 27.6% in 2006 from 26.3% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for all segments. Domestic Borders superstores SG&A expenses as a percentage of sales increased primarily due to increased store payroll and operating costs as a percentage of sales due to the decline in comparable store sales, as well as increased advertising costs as a percentage of sales. The Waldenbooks Specialty Retail increase was primarily due to increases, as a percentage of sales, of store payroll and operating expenses and corporate operating expenses, driven by the decline in comparable store sales. International SG&A expenses as percentage of sales increased primarily as a result of increased store and corporate expenses, due to the decline in comparable store sales and the increased spending needed to support international new store growth.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $5.8 million, or 165.7%, to $9.3 million in 2006 from $3.5 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's estimated annual effective tax rate was 39.0% in 2006 compared to 37.8% in 2005. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 4.6% in 2006 from 1.7% in 2005, and net loss dollars increased to $39.1 million in 2006 from $14.1 million in 2005.

Consolidated Results -- Comparison of the 39 weeks ended October 28, 2006 to the 39 weeks ended October 22, 2005

Sales

Consolidated sales decreased $8.4 million, or 0.3%, to $2,567.6 million in 2006 from $2,576.0 million in 2005. This resulted primarily from decreased sales in the Waldenbooks Specialty Retail segment, partially offset by an increase in the domestic Borders superstores and International segments.

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

Comparable store sales for domestic Borders superstores decreased 1.9% in the 39 weeks ended October 28, 2006. The comparable store sales decrease for 2006 was due primarily to negative comparable store sales in the music category of 16.0%, as well as a decline in comparable stores of books of 0.6% driven by a challenging comparison to a year ago when the sixth book in the Harry Potter series was released, as well as weakness in other bestsellers. The cafe and gift and stationery categories positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales decreased 8.3% in the 39 weeks ended October 28, 2006. The comparable store sales decrease was primarily due to the 2005 release of the latest Harry Potter title, as well as weakness in other bestsellers which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 1.1% in 2006. The decrease was due to negative comparable store sales in the United Kingdom, Singapore and Puerto Rico, partially offset by positive comparable store sales in Australia and New Zealand. The most significant decline in comparable store sales was in the United Kingdom, primarily resulting from the 2005 release of the latest Harry Potter title, as well as an increased competitive environment. The impact of price changes on comparable store sales was not significant.

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

Other revenue has decreased $1.3 million, or 4.6%, to $26.9 million in 2006 from $28.2 million in 2005. The decrease is due to decreases in the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. The decrease in domestic Borders Superstores was due to greater wholesale revenue earned through the franchise agreement with Berjaya in 2005, as well as decreased income recognized from unredeemed gift cards in 2006, partially offset by increased referral fees received from Amazon as part of the Web Site agreement in 2006. The decrease in Waldenbooks Specialty Retail was primarily due to the elimination of the Preferred Reader Program, partially offset by an increase in income recognized from unredeemed gift cards. The International increase was primarily due to increased license fees received from Starbucks Coffee Company (U.K.) Limited, partially offset by greater wholesale revenue earned through the franchise agreement with Berjaya in 2005.

Gross margin

Consolidated gross margin decreased $60.2 million, or 9.3%, to $590.6 million in 2006 from $650.8 million in 2005. As a percentage of sales, consolidated gross margin decreased 2.3%, to 23.0% in 2006 from 25.3% in 2005. This was due to a decrease in all segments’ gross margin as a percentage of sales. The decrease in the Borders segment was primarily the result of increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, as well as increased supply chain and occupancy costs as a percentage of sales. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased occupancy and supply chain costs as a percentage of sales, resulting from the decline in comparable store sales, increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, and decreased other revenue as a percentage of sales, due the elimination of the Preferred Reader Program. The decrease in the International segment primarily resulted from increased occupancy costs as a percentage of sales, due to the decline in comparable store sales, as well as increased product markdowns and supply chain costs as a percentage of sales and the correction of prior year errors in the calculation of gross margin in Books etc. and the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $19.1 million, or 2.9%, to $683.9 million in 2006 from $664.8 million in 2005. As a percentage of sales, SG&A increased 0.7%, to 26.6% in 2006 from 25.9% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for all segments. Domestic Borders superstores SG&A expenses as a percentage of sales increased primarily due to increased store payroll and advertising costs as a percentage of sales, both primarily the result of the launch of Borders Rewards and the decline in comparable store sales, partially offset by income received from the Visa Check/Master Money Antitrust Litigation settlement and a gain on the sale of investments. The Waldenbooks Specialty Retail increase was primarily due to increases, as a percentage of sales, of store payroll and operating expenses and corporate operating expenses, driven by the decline in comparable store sales, partially offset by income received from the Visa Check/Master Money Antitrust Litigation settlement. International SG&A expenses as percentage of sales increased primarily as a result of increased store and corporate expenses, due to the decline in comparable store sales and the increased spending needed to support international new store growth.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $13.4 million, or 148.9%, to $22.4 million in 2006 from $9.0 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's estimated annual effective tax rate was 39.0% in 2006 compared to 37.8% in 2005. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net income (loss)

Due to the factors mentioned above, net loss as a percentage of sales increased to 3.0% in 2006 from 0.7% in 2005, and net loss dollars increased to $77.7 million in 2006 from $18.1 million in 2005.

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

Domestic Borders Superstores

	13 Weeks Ended		39 weeks Ended
(dollar amounts in millions)	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Sales	$583.2	$572.9	$1,789.7	$1,770.8
Other revenue	$5.4	$5.8	$17.7	$18.4
Net income (loss)	$(9.4)	$7.6	$2.9	$30.3
Net income (loss) as a % of sales	(1.6)%	1.3%	0.2%	1.7%
Depreciation expense	$22.4	$20.6	$64.7	$63.6
Interest income	$3.2	$3.7	$10.9	$9.4
Store openings	11	2	18	6
Store closings	-	-	4	2
Store count	487	466	487	466

Domestic Borders Superstores - Comparison of the 13 weeks ended October 28, 2006 to the 13 weeks ended October 22, 2005

Sales

Borders' sales increased $10.3 million, or 1.8%, to $583.2 million in 2006 from $572.9 million in 2005. This increase was comprised of non-comparable sales primarily associated with 2006 and 2005 store openings of $14.5 million, partially offset by comparable store sales decreases of $4.2 million.

Other revenue

Other revenue decreased $0.4 million, or 6.9%, to $5.4 million in 2006 from $5.8 million in 2005. This decrease was primarily due to decreased income recognized from unredeemed gift cards in 2006.

Gross margin

Gross margin as a percentage of sales decreased 3.5%, to 23.9% in 2006 from 27.4% in 2005. This was primarily due to increased promotional discounts of 1.8% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Also contributing to the decline in gross margin were increased occupancy costs of 1.1% as a percentage of sales, due to the de-leveraging of occupancy costs driven by negative comparable store sales, as well as increased supply chain costs of 0.3% as a percentage of sales, primarily related to the cost of opening the Company’s new distribution center in Pennsylvania, as well as increased product costs of 0.3% as a percentage of sales.

Gross margin dollars decreased $17.8 million, or 11.3%, to $139.4 million in 2006 from $157.2 million in 2005, which was primarily due to decreased comparable store sales and the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.8%, to 26.5% in 2006 from 25.7% in 2005, primarily due to increased utility costs and increased store payroll and operating expenses of 0.8% as a percentage of sales, resulting from the decrease in comparable store sales. Also contributing to the increase were increased advertising costs of 0.2% as a percentage of sales. Partially offsetting these decreases was improved corporate payroll expense of 0.2% as a percentage of sales, mainly due to disciplined cost controls at the corporate level.

SG&A dollars increased $7.5 million, or 5.1%, to $154.7 million in 2006 from $147.2 million in 2005, primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased utility and advertising costs.

Depreciation expense

Depreciation expense increased $1.8 million, or 8.7% to $22.4 million in 2006 from $20.6 million in 2005. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures, as well as accelerated depreciation related to store remodels.

Interest income

Borders interest income decreased $0.5 million, or 13.5%, to $3.2 million in 2006 from $3.7 million in 2005. This was the result of Borders’ investment in new stores’ inventory and capital expenditures.

Net income (loss)

Due to the factors mentioned above, net income as a percentage of sales decreased to a net loss of 1.6% in 2006 from net income as a percentage of sales of 1.3% in 2005, and net income dollars decreased to a net loss of $9.4 million 2006 from net income of $7.6 million in 2005.

Domestic Borders Superstores - Comparison of the 39 weeks ended October 28, 2006 to the 39 weeks ended October 22, 2005

Sales

Borders' sales increased $18.9 million, or 1.1%, to $1,789.7 million in 2006 from $1,770.8 million in 2005. This increase was comprised of non-comparable sales primarily associated with 2006 and 2005 store openings of $51.8 million, partially offset by comparable store sales decreases of $32.9 million.

Other revenue

Other revenue decreased $0.7 million, or 3.8%, to $17.7 million in 2006 from $18.4 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005, and decreased income recognized from unredeemed gift cards in 2006. These decreases were partially offset by increased referral fees received from Amazon as part of the Web Site agreement in 2006.

Gross margin

Gross margin as a percentage of sales decreased 2.3%, to 25.3% in 2006 from 27.6% in 2005. This was primarily due to increased promotional discounts of 1.1% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards, as well as increased occupancy costs of 0.7% as a percentage of sales, due to the de-leveraging of occupancy costs driven by negative comparable store sales. Also contributing to the decline in gross margin were increased supply chain costs of 0.5% as a percentage of sales, primarily related to the cost of opening of the Company’s new distribution center in Pennsylvania.

Gross margin dollars decreased $34.3 million, or 7.0%, to $453.7 million in 2006 from $488.0 million in 2005, which was primarily due to decreased comparable store sales and the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 25.2% in 2006 from 25.1% in 2005, primarily due to increased store payroll expense of 0.2% as a percentage of sales and increased advertising expense of 0.2% as a percentage of sales, both primarily related to the launch of the Company’s loyalty program, Borders Rewards, and the decline in comparable store sales. In addition, utility costs increased in 2006 as compared to 2005. Partially offsetting these increases were decreased corporate payroll and operating expenses of

0.3% as a percentage of sales, resulting from disciplined cost controls at the corporate level and income received from the Visa Check/MasterMoney Antitrust Litigation settlement and a gain on the sale of investments. The Visa Check/MasterMoney Antitrust Litigation was a class action lawsuit brought against Visa and MasterCard related to their debit card policies.

SG&A dollars increased $6.4 million, or 1.4%, to $451.6 million in 2006 from $445.2 million in 2005, primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased utility costs and increased advertising expense to support the launch of the Company’s loyalty program, Borders Rewards. Partially offsetting these increases was income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million, and income received from the sale of investments of $5.0 million.

Depreciation expense

Depreciation expense increased $1.1 million, or 1.7%, to $64.7 million in 2006 from $63.6 million in 2005. This was primarily the result of increased depreciation expense recognized on new and remodeled stores’ capital expenditures and accelerated depreciation related to store remodels, partially offset by one of the Company’s distribution centers becoming fully depreciated during the fourth quarter of 2005.

Interest income

Borders interest income increased $1.5 million, or 16.0%, to $10.9 million in 2006 from $9.4 million in 2005. This was the result of Borders’ continued positive cash flow at fixed internal interest rates.

Net income

Due to the factors mentioned above, net income as a percentage of sales decreased to 0.2% in 2006 from 1.7% in 2005, and net income dollars decreased to $2.9 million in 2006 from $30.3 million in 2005.

Waldenbooks Specialty Retail

	13 Weeks Ended		39 weeks Ended
(dollar amounts in millions)	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Sales	$123.8	$138.4	$377.5	$432.5
Other revenue	$0.5	$0.5	$1.8	$2.7
Net income (loss)	$(8.4)	$(3.4)	$(13.6)	$(2.4)
Net income as % of sales	(6.8)%	(2.5)%	(3.6)%	(0.6)%
Depreciation expense	$4.5	$3.8	$13.0	$10.8
Interest income	$9.7	$10.6	$29.7	$32.5
Store Openings	4	7	7	18
Store Closings	7	11	33	23
Store Count	652	700	652	700

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended October 28, 2006 to the 13 weeks ended October 22, 2005

Sales

Waldenbooks Specialty Retail sales decreased $14.6 million, or 10.5%, to $123.8 million in 2006 from $138.4 million in 2005. This decrease was comprised of decreased comparable store sales of $6.4 million and decreased non-comparable sales associated with 2006 and 2005 store closings of $8.2 million.

Other revenue

Other revenue remained flat at $0.5 million in 2006 as compared to 2005.

Gross margin

Gross margin as a percentage of sales decreased 3.6%, to 15.3% in 2006 from 18.9% in 2005. This was primarily due to increased promotional discounts of 1.3% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards, as well as increased product costs of 0.7% as a percentage of sales, increased occupancy costs as a percentage of sales of 1.1% and increased supply chain costs of 0.5% as a percentage of sales, primarily due to the de-leveraging of costs driven by negative comparable store sales.

Gross margin dollars decreased $7.1 million, or 27.2%, to $19.0 million in 2006 from $26.1 million in 2005, primarily due to store closures, the decline in comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.7%, to 33.9% in 2006 from 30.2% in 2005. This was primarily due to increased store payroll and operating expenses of 2.5% as a percentage of sales and increased corporate payroll and operating expenses of 1.4% as a percentage of sales, resulting from the decrease in comparable store sales. Partially offsetting these increases were decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars increased $0.3 million, or 0.7%, to $42.0 million in 2006 from $41.7 million in 2005, primarily due to increased costs to perform store inventory counts, partially offset by store closures.

Depreciation expense

Depreciation expense increased $0.7 million, or 18.4%, to $4.5 million in 2006 from $3.8 million in 2005. This was primarily due to depreciation recognized on assets of stores that have been converted to Borders Express during 2006 and 2005, as well as depreciation on Waldenbooks’ new merchandising system, which was put in service during the third quarter of 2005, partially offset by lower depreciation resulting from prior year asset impairments and store closings.

Interest income

Interest income decreased $0.9 million, or 8.5%, to $9.7 million in 2006 from $10.6 million in 2005. This was the result of a decline in Waldenbooks Specialty Retail’s cash flow, primarily due to the decline in comparable store sales.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 6.8% in 2006 from 2.5% in 2005, and net loss dollars increased to $8.4 million in 2006 from $3.4 million in 2005.

Waldenbooks Specialty Retail - Comparison of the 39 weeks ended October 28, 2006 to the 39 weeks ended October 22, 2005

Sales

Waldenbooks Specialty Retail sales decreased $55.0 million, or 12.7%, to $377.5 million in 2006 from $432.5 million in 2005. This decrease was comprised of decreased comparable store sales of $33.1 million and decreased non-comparable sales associated with 2006 and 2005 store closings of $21.9 million.

Other revenue

Other revenue decreased $0.9 million, or 33.3%, to $1.8 million in 2006 from $2.7 million in 2005. This was primarily due to the elimination of the Preferred Reader Program, partially offset by increased income recognized from unredeemed gift cards.

Gross margin

Gross margin as a percentage of sales decreased 3.0%, to 18.0% in 2006 from 21.0% in 2005. This was primarily due to increased occupancy costs as a percentage of sales of 1.7%, primarily due to the de-leveraging of occupancy costs driven by negative comparable store sales, as well as increased promotional discounts and other costs of 1.0% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Also contributing to the decline in gross margin as a percentage of sales were a decrease in other revenue of 0.2% as a percentage of sales, due to the elimination of the Preferred Reader Program, and increased supply chain costs of 0.1% as a percentage of sales, due to the decline in comparable store sales.

Gross margin dollars decreased $22.6 million, or 24.9%, to $68.1 million in 2006 from $90.7 million in 2005, primarily due to store closures, the decline in comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 2.4%, to 31.5% in 2006 from 29.1% in 2005. This was primarily due to increased store payroll and operating expenses of 1.8% as a percentage of sales, and increased corporate operating expenses of 0.9% as a percentage of sales, resulting from the decrease in comparable store sales. Partially offsetting these increases was income received from the Visa Check/MasterMoney Antitrust Litigation settlement. Also partially offsetting the increase in these costs were decreased corporate payroll expenses of 0.1% as a percentage of sales, and decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars decreased $7.0 million, or 5.6%, to $118.8 million in 2006 from $125.8 million in 2005, primarily due to store closures and income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million. Partially offsetting these decreases were increased utility costs.

Depreciation expense

Depreciation expense increased $2.2 million, or 20.4%, to $13.0 million in 2006 from $10.8 million in 2005. This was primarily due to depreciation recognized on assets of stores that have been converted to Borders Express during 2006 and 2005, as well as depreciation on Waldenbooks’ new merchandising system, which was put in service during the third quarter of 2005, partially offset by lower depreciation resulting from prior year asset impairments and store closings.

Interest income

Interest income decreased $2.8 million, or 8.6%, to $29.7 million in 2006 from $32.5 million in 2005. This was the result of a decline in Waldenbooks Specialty Retail’s cash flow, primarily due to the decline in comparable store sales.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 3.6% in 2006 from 0.6% in 2005, and net loss dollars increased to $13.6 million in 2006 from $2.4 million in 2005.

International

	13 Weeks Ended		39 weeks Ended
(dollar amounts in millions)	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Sales	$144.6	$125.9	$400.4	$372.7
Other revenue	$2.9	$2.3	$7.4	$7.1
Net loss	$(10.4)	$(10.4)	$(34.1)	$(21.4)
Net loss as % of sales	(7.2)%	(8.3)%	(8.5)%	(5.7)%
Depreciation expense	$5.5	$4.7	$15.8	$13.8
Interest expense	$6.4	$5.2	$17.5	$15.6
Superstore Store Openings	2	3	6	8
Superstore Store Count	61	50	61	50
Books etc. Store Closings	1	-	3	2
Books etc. Store Count	30	33	30	33

International - Comparison of the 13 weeks ended October 28, 2006 to the 13 weeks ended October 22, 2005

Sales

International sales increased $18.7 million, or 14.9%, to $144.6 million in 2006 from $125.9 million in 2005. Of this increase in sales, 4.6%, or $5.1 million, was due to the translation of foreign currencies to U.S. dollars. The remaining 10.3% was the result of new superstore openings, partially offset by a decline in comparable store sales.

Other revenue

Other revenue remained increased $0.6 million, or 26.1%, to $2.9 million in 2006 from $2.3 million in 2005. This was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006, due to increased store count, offset by decreased wholesale revenue earned through sales of merchandise to Berjaya.

Gross margin

Gross margin as a percentage of sales increased 2.9%, to 18.5% in 2006 from 15.6% in 2005, primarily the result of decreased occupancy costs of 2.6% as a percentage of sales, mainly due to the correction of prior years’ lease accounting that was recorded in 2005. Excluding this adjustment, occupancy costs would have increased by 1.3% as a percentage of sales, primarily due to the decline in comparable store sales. Also positively impacting the gross margin rate were decreased product markdowns of 0.9% as a percentage of sales. Partially offsetting these decreases were increased supply chain and other costs of 0.6% as a percentage of sales, primarily due to the decline in comparable store sales.

Gross margin dollars increased $7.0 million, or 35.5%, to $26.7 million in 2006 from $19.7 million in 2005. Of this increase, $0.8 million is the result of translation of foreign currencies to U.S. dollars. The increase is due to new superstore openings and the correction of prior years’ lease accounting that was recorded in 2005.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.2%, to 24.9% in 2006 from 23.7% in 2005. This was primarily the result of increased corporate payroll and operating expenses of 0.9% as a percentage of sales, and increased store payroll and operating expenses of 0.3% as a percentage of sales. These increases were due to the decline in comparable store sales and the increased spending needed to support international new store growth.

SG&A dollars increased $6.2 million, or 20.8%, to $36.0 million in 2006 from $29.8 million in 2005. Of this increase, $1.5 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is primarily due to new store openings and the increased store payroll and operating expenses required.

Depreciation expense

Depreciation expense increased $0.8 million, or 17.0%, to $5.5 million in 2006 from $4.7 million in 2005. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $1.2 million, or 23.1%, to $6.4 million in 2006 from $5.2 million in 2005. This was primarily due to increased borrowings used to fund new stores’ inventory and capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales decreased to 7.2% in 2006 from 8.3% in 2005, and net loss dollars remained flat at $10.4 million in 2006 as compared to 2005.

International - Comparison of the 39 weeks ended October 28, 2006 to the 39 weeks ended October 22, 2005

Sales

International sales increased $27.7 million, or 7.4%, to $400.4 million in 2006 from $372.7 million in 2005, primarily resulting from new superstore openings, partially offset by negative comparable store sales. The translation of foreign currencies to U.S. dollars negatively impacted sales 0.6%, or $1.9 million.

Other revenue

Other revenue increased $0.3 million, or 4.2%, to $7.4 million in 2006 from $7.1 million in 2005. This was primarily due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006, due to increased store count, partially offset by higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005.

Gross margin

Gross margin as a percentage of sales decreased 2.1%, to 17.2% in 2006 from 19.3% in 2005, primarily the result of an increase in occupancy costs of 0.4% as a percentage of sales. Positively impacting occupancy costs was a correction of prior years’ lease accounting that was recorded in 2005. Excluding this adjustment, occupancy costs would have increased by 1.7% as a percentage of sales, mainly due to the decline in comparable store sales. Also negatively affecting gross margin were increased product markdowns of 1.5% as a percentage of sales, and increased supply chain and other costs of 0.2% as a percentage of sales, as well as the correction of prior year errors in the calculation of gross margin in Books etc. and the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores.

Gross margin dollars decreased $3.3 million, or 4.6%, to $68.8 million in 2006 from $72.1 million in 2005. Of this decrease, $0.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the decrease is due to the decline in the gross margin rate, partially offset by new superstore openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.8%, to 25.8% in 2006 from 24.0% in 2005. This was primarily the result of increased corporate payroll and operating expenses of 1.0% as a percentage of sales and increased store payroll and operating expenses of 0.8% as a percentage of sales, resulting from the decline in comparable store sales and increased spending to support international new store growth.

SG&A dollars increased $14.1 million, or 15.8%, to $103.4 million in 2006 from $89.3 million in 2005. The increase is primarily due to new store openings and the increased store payroll and operating expenses required, as well as increased advertising spending. Excluding the result of translation of foreign currencies to U.S. dollars, SG&A would have increased an additional $0.4 million.

Depreciation expense

Depreciation expense increased $2.0 million, or 14.5%, to $15.8 million in 2006 from $13.8 million in 2005. This was primarily due to depreciation expense recognized on new stores' capital expenditures.

Interest expense

Interest expense increased $1.9 million, or 12.2%, to $17.5 million in 2006 from $15.6 million in 2005. This was primarily due to increased borrowings used to fund new stores’ inventory and capital expenditures.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 8.5% in 2006 as compared to 5.7% in 2005, and net loss dollars increased to $34.1 million in 2006 from $21.4 million in 2005.

Corporate

	13 Weeks Ended		39 weeks Ended
(dollar amounts in millions)	October 28, 2006	October 22, 2005	October 28, 2006	October 22, 2005
Net loss	$(10.9)	$(7.9)	$(32.9)	$(24.6)
Interest expense	$15.8	$12.6	$45.5	$35.3

The Corporate segment includes interest expense related to corporate activities, various corporate governance costs and corporate incentive costs.

Corporate - Comparison of the 13 weeks ended October 28, 2006 to the 13 weeks ended October 22, 2005

Net loss dollars increased $3.0 million, or 38.0%, to $10.9 million in 2006 from $7.9 million in 2005. This was primarily due to increased interest expense for this segment resulting from borrowings to fund common stock repurchases. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Corporate - Comparison of the 39 weeks ended October 28, 2006 to the 39 weeks ended October 22, 2005

Net loss dollars increased $8.3 million, or 33.7%, to $32.9 million in 2006 from $24.6 million in 2005. This was primarily due to increased interest expense for this segment resulting from borrowings to fund common stock repurchases. Interest expense represents corporate-level interest costs not charged to the Company's other segments.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund the opening of new stores, the refurbishment of existing stores, continued investment in new corporate information technology systems and maintenance spending on stores, distribution centers and corporate information technology.

Net cash used for operations was $199.1 million and $161.1 million for the 39 weeks ended October 28, 2006 and October 22, 2005, respectively. Operating cash outflows for the period reflect operating results and decreases in taxes payable and expenses payable and accrued liabilities, as well an increase in inventories, prepaid expenses and other long-term assets. The most significant of these was the increase in inventories, which resulted from the build up of inventory in preparation for the holiday season. The current year operating cash inflows primarily reflect non-cash charges for depreciation and a loss on the disposal of assets related to the remodel program, as well as an increase in accounts payable and an increase in other long-term liabilities, as well as a decrease in accounts receivable and deferred income taxes. Also affecting operating cash was an adjustment to net income resulting from a gain on the sale of investments.

Net cash used for investing was $127.5 million in 2006, which primarily resulted from capital expenditures, offset by the sale of investments of $21.6 million. Net cash used for investing was $37.4 million in 2005, which primarily resulted from capital expenditures, offset by the sale of investments of $105.2 million.

In fiscal 2006, capital expenditures were $149.1 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems, a new distribution center and maintenance of existing stores, distribution centers and management information systems. In 2006, this included the remodeling of 88 domestic Borders superstores and the conversion of 21 Waldenbooks stores to Borders Express. Additional capital spending in 2006 reflects the opening of 24 new Borders superstores, as well as seven new Waldenbooks Specialty Retail stores, including three new airport stores and three new outlet stores. In fiscal 2005, capital expenditures were $142.6 million, which primarily funded the remodeling of 100 domestic Borders superstores and the conversion of approximately 100 Waldenbooks stores to Borders Express, as well as investments in new merchandising systems. Additional capital spending in 2005 reflected the opening of six new Borders superstores, as well as four new airport stores and 14 new outlet stores operated by the Waldenbooks segment.

Net cash provided by financing in 2006 was $288.0 million, resulting from funding from the Company’s credit facility of $405.4 million, proceeds from stock option exercises of $21.9 million and proceeds from the excess tax benefit of stock option exercises of $3.2 million, partially offset by the repurchase of common stock totaling $123.7 million and the payment of the Company’s quarterly cash dividends of $18.8 million. Net cash provided by financing in 2005 was $22.3 million, resulting from funding from the Company’s credit facility of $195.4 million and proceeds from stock option exercises of $18.6 million, partially offset by the repurchase of common stock totaling $172.7 million and the payment of the Company’s quarterly cash dividends of $19.0 million.

The Company expects capital expenditures to approximate $200.0 million in 2006, resulting primarily from new superstore openings and a store remodel program, through which the Company plans to complete major remodels of approximately 100 domestic Borders superstore locations, most of which will include conversion to Seattle’s Best cafes and Paperchase gifts and stationery shops, and plans to convert approximately 21 Waldenbooks stores to Borders Express. In addition, capital expenditures will result from International store openings, the new distribution center, continued investment in new buying, merchandising and warehouse management systems and maintenance spending for existing stores, distribution centers and management information systems. The

Company currently plans to open 32 domestic Borders superstores and 13 International stores in 2006. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.2 million. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million to $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. During the 39 weeks ended October 28, 2006 and October 22, 2005, $123.7 million and $172.7 million of common stock were repurchased, respectively. The Company plans to continue the repurchase of its common stock throughout fiscal 2006, subject to the Company’s share price and capital needs and availability.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of October 28, 2006 the Company was in compliance with all covenants contained within this agreement.

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

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.1 million, long-term debt (including current portion) of $5.4 million and minority interest of $0.3 million at October 28, 2006. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no significant changes in these estimates during the third quarter of fiscal 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  FAS 157 does not expand the use of fair value measurement.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 28, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. In reaching its conclusion, the Company’s Chief Executive Officer and Chief Financial Officer took into account the review described in the final paragraph of this Item 4.

Changes in Internal Control: During the quarter ended October 28, 2006, the Company continued implementation of a new merchandising system in Waldenbooks, which it began during the third quarter of 2005. The Company believes the controls over the processes affected by the implementation are functioning effectively as of October 28, 2006.

During the quarter ended October 28, 2006, the Company continued the review of both its disclosure controls and procedures and its internal control over financial reporting specific to the International segment. The Company expects this review to be substantially complete by the end of fiscal 2006.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 - Commitments and Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no significant changes in these risks and uncertainties during the third quarter of fiscal 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The table below presents the total number of shares repurchased during the third quarter of fiscal 2006.

Fiscal Period	Total Number of Shares (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 30, 2006 through August 26, 2006	300,000	$19.05	300,000	$174,453,627

August 27, 2006 through September 23, 2006	1,810,000	$20.04	1,810,000	$138,177,684

September 24, 2006 through October 28, 2006	992,813	$20.56	989,100	$117,845,374

Total	3,102,813	$20.11	3,099,100	$117,845,374

(1)	During the third quarter of 2006, the company retired 3,713 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	On January 11, 2006, the Company announced that the Board of Directors authorized an increase in the amount of share repurchases to $250 million.

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated Bylaws of Borders Group, Inc.
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Senior Vice President and Chief Financial Officer of Borders Group,
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: November 30, 2006                    By:/s/ Edward W. Wilhelm
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