Form 10-K
period 2007-02-03
BORDERS GROUP INC
filed 2007-03-30
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 (§229.405 of this chapter) of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,186,070,569 based upon the closing market price of $19.07 per share of Common Stock on the New York Stock Exchange as of July 28, 2006.

Number of shares of Common Stock outstanding as of March 27, 2007: 58,568,352

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations. One can identify these forward-looking statements by the use of words such as “projects,” “expected,” “estimated,” “look toward,” “continuing,” “planning,” “guidance,” ““goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial performance (including earnings per share growth, EBIT margins and inventory turns, same-store sales growth, and anticipated capital expenditures and depreciation and amortization amounts), its strategic plans and expected benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the exploration of strategic alternatives with respect to certain international operations, the downsizing of the Specialty Retail segment and the development of a proprietary Web site) and its intentions with respect to dividend payments and share repurchases. These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the Company’s forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital to fund the Company’s operations and to carry out its strategic plans; the performance of the Company’s information technology systems and the development of improvements to the systems necessary to implement the Company’s strategic plan, and, with respect to the exploration of strategic alternatives for certain international operations, the ability to attract interested third parties. Although it is not possible to predict or identify all such factors, they may include the risks discussed in “Item 1A. — Risk Factors.” The Company does not undertake any obligation to update forward-looking statements.

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 3, 2007, the Company operated 567 superstores under the Borders name, including 499 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, two in New Zealand, and one each in Singapore and Ireland. The Company also operated 564 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 3, 2007, Paperchase operated 99 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

Business Strategy

On March 22, 2007, the Company announced a new strategic plan, the principal components of which are as follows:  grow comparable store sales and profitability in the domestic Borders superstores, right-size the Waldenbooks Specialty Retail business, explore strategic alternatives in the International segment, and leverage innovation, technology and strategic alliances to differentiate the Company’s business, primarily through its recently-launched Borders Rewards loyalty program and through the planned launch of a proprietary e-commerce Web site in early 2008. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s business strategy.

Segment Information

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of certain corporate governance and other costs). See “Note 15 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores

Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. A key element of the Company’s strategy is to grow comparable store sales and profitability of its domestic Borders superstore operations. In 2006, the Company opened 31 new Borders superstores, achieved average sales per square foot of $236 and average sales per superstore of $5.7 million. Borders superstores also achieved compound annual net sales growth of 3.6%, 5.3% and 5.0% for the three years ended February 3, 2007, January 28, 2006 and January 23, 2005, respectively. Borders superstores offer customers a vast assortment of books, music and movies, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. Borders superstores carry an average of 94,500 book titles, with individual store selections ranging from 52,000 titles to 171,000 titles, across numerous categories, including many hard-to-find titles. As of February 3, 2007, 487 of the 499 domestic Borders superstores were in a book, music and movie format, which also features an extensive selection of pre-recorded music, with a broad assortment in categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 14,000 titles of music and over 7,400 titles of movies.

Borders superstores average 24,800 square feet in size, including approximately 13,000 square feet devoted to books, 2,900 square feet devoted to music, 800 square feet devoted to newsstand and 900 square feet devoted to movies. Through its remodeling efforts, Borders is realigning space devoted to specific categories which, in general, results in an increase in space for categories such as books, movies and gifts and stationery and a reduction in music space. As part of those efforts, the Company remodeled 88 Borders superstores during 2006.

Stores opened in 2006 averaged 22,800 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

The typical Borders superstore also dedicates approximately 900 square feet to gifts and stationery. In 2005, the Company began to install Paperchase shops in all new and most remodeled domestic superstores as part of a long-term plan to enhance the variety and distinctiveness of the Company’s gifts and stationery offering. The Company will continue to convert gifts and stationery departments to Paperchase shops through its store remodeling efforts.

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

The number of Borders domestic superstores located in each state and the District of Columbia as of February 3, 2007 are listed below:

Number of
State	Stores
Alaska	1
Arizona	12
Arkansas	1
California	80
Colorado	14
Connecticut	10
Delaware	2
District of Columbia	3
Florida	24
Georgia	15
Hawaii	7
Idaho	2
Illinois	35
Indiana	12
Iowa	4
Kansas	7
Kentucky	5
Louisiana	1
Maine	3
Maryland	12
Massachusetts	13
Michigan	17
Minnesota	8
Mississippi	1
Missouri	10
Montana	3
Nebraska	2
Nevada	6
New Hampshire	4
New Jersey	17
New Mexico	5
New York	29
North Carolina	10
Ohio	19
Oklahoma	4
Oregon	7
Pennsylvania	23
Rhode Island	2
South Dakota	1
Tennessee	7
Texas	22
Utah	3
Vermont	1
Virginia	15
Washington	12
West Virginia	2
Wisconsin	6

Total	499

Waldenbooks Specialty Retail Stores

Waldenbooks Specialty Retail operates small format stores in malls, airports and outlet malls, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks Specialty Retail operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. Average sales per square foot were $243 and average sales per store were $1.1 million for 2006. Waldenbooks Specialty Retail stores average approximately 3,800 square feet in size, and carry an average of 19,000 titles, ranging from 9,000 in an airport store to 31,500 in a large format store.

In 2004 and 2005, the Company converted 135 Waldenbooks stores to Borders Express stores, with an expanded merchandise selection, including music, movies and gifts and stationery. During 2006, another 21 Waldenbooks stores were converted to Borders Express stores.

The number of Waldenbooks Specialty Retail stores located in each state and the District of Columbia as of February 3, 2007 are listed below:

Number of
State	Stores

Alabama	3
Alaska	2
Arizona	6
Arkansas	3
California	44
Colorado	6
Connecticut	9
Delaware	2
District of Columbia	1
Florida	36
Georgia	14
Hawaii	7
Idaho	3
Illinois	30
Indiana	14
Iowa	6
Kansas	5
Kentucky	11
Louisiana	5
Maine	2
Maryland	18
Massachusetts	19
Michigan	24
Minnesota	4
Mississippi	4
Missouri	8
Montana	3
Nebraska	4
Nevada	4
New Hampshire	5
New Jersey	21
New Mexico	2
New York	24
North Carolina	16
North Dakota	2
Ohio	31
Oklahoma	9
Oregon	7
Pennsylvania	46
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	9
Texas	30
Utah	3
Vermont	3
Virginia	16
Washington	12
West Virginia	6
Wisconsin	10
Wyoming	1

Total	564

International Stores

The Company’s International operations began in 1997 with the acquisition of Books etc. in the United Kingdom and the opening of a superstore in Singapore. Since then, the Company has expanded its International operations to establish a presence on four continents, and opened 13 International superstores in 2006.

International superstores as of February 3, 2007 are listed below:

Number of
Country	Stores

Australia	20
Ireland	1
New Zealand	2
Puerto Rico	3
Singapore	1
United Kingdom	41

Total	68

International superstores, which operate under the Borders name, achieved average sales per square foot of $413 and average sales per superstore of $8.2 million in 2006. International superstores range between 13,500 and 42,400 square feet in size, and are located in both city center as well as suburban locations. All International superstores offer book, music, movie and gifts and stationery merchandise and feature cafes. Those cafes located in the United Kingdom are licensed to and operated by Starbucks Coffee Company (U.K.) Limited. Cafes located in Australia and New Zealand are licensed to and operated by Gloria Jean’s Coffees. The gifts and stationery departments in the United Kingdom and select Asia Pacific superstores are branded Paperchase. The Company owns substantially all of Paperchase, as discussed below.

The Company also operated 30 stores under the Books etc. name in the United Kingdom as of February 3, 2007, which are small-format stores located primarily in central London or in various airports in the United Kingdom. These stores primarily offer books and average 4,800 square feet in size, with the largest being 10,700 square feet and the smallest being 600 square feet.

In July 2004, the Company increased its 15% equity stake in Paperchase to 97%. Paperchase is a brand leader in design-led and innovative stationery retailing in the United Kingdom. As of February 3, 2007, the Company operated 52 Paperchase locations as stand-alone stores and concessions in selected House of Fraser and Selfridges stores. In addition, the Company operates concessions in certain International Borders superstores and certain Books etc. stores. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.

Internet

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch its proprietary e-commerce Web site in early 2008.

Distribution

The Company’s centralized distribution system, consisting of 16 distribution facilities worldwide, significantly enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 90% of the books carried by the Company’s stores are processed through the Company’s distribution facilities. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 95% of its music and movie inventory to its stores.

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

As of February 3, 2007, the Company’s primary distribution centers were located in the following localities:

Locality, Country	Number	Square Footage

Auckland, New Zealand	1	1,800
Bedfordshire, United Kingdom	1	67,000
California, United States	1	414,000
Christchurch, New Zealand	1	700
Indiana, United States	1	96,000
Kuala Lumpur, Malaysia	1	4,200
Melbourne, Australia	1	35,300
Ohio, United States	1	172,000
Pennsylvania, United States	1	600,000
Perth, Australia	1	12,000
Puerto Rico	1	700
Singapore	1	8,200
St. Columb, United Kingdom	1	100,000
Tennessee, United States	3	926,000

Total	16	2,437,900

The Company has undertaken a multi-year initiative to enhance the efficiency of its distribution and logistics network. In continuation of this strategy in 2006 is the completed relocation of the Company’s Harrisburg, Pennsylvania distribution facility to a new, 600,000 square foot, state-of-the-art facility near Carlisle, Pennsylvania. In addition, some of the operations of the Company’s Indiana facility, and those of a facility in Tennessee, were transferred to other facilities in 2006. Subsequently, the Indiana facility will be closed in 2007. These changes will optimize inventory and supply chain management, and position the Company for continued future growth.

Employees

As of February 3, 2007, the Company had a total of approximately 16,600 full-time employees and approximately 17,000 part-time employees worldwide. When hiring new employees, the Company considers a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. The Company’s employees are not represented by unions.

Trademarks and Service Marks

Borders®, Borders Book Shop®, Borders Books & Music®, and Borders Books Music Cafe® among other marks, are all registered trademarks and service marks used by Borders. Borders Rewards® is a service mark used by Borders and Waldenbooks. Brentano’s®, Waldenbooks®, and Waldenkids®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Books etc.® is a registered trademark and service mark used by Borders (UK) Limited. Paperchase® is a registered trademark used by Paperchase Products Limited. Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Waldenbooks, Books etc., Borders.com, Waldenbooks.com, and Borders.co.uk service marks are used as trade names in connection with their business operations.

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

George L. Jones	56	President and Chief Executive Officer
Kenneth H. Armstrong	57	Executive Vice President of U.S. Stores
Robert P. Gruen	57	Executive Vice President of Merchandising and Marketing
Cedric J. Vanzura	42	Executive Vice President Emerging Business, Technology, Chief Strategy Officer
Edward W. Wilhelm	48	Executive Vice President, Chief Financial Officer
Thomas D. Carney	60	Senior Vice President, General Counsel and Secretary
Daniel T. Smith	42	Senior Vice President, Human Resources

George L. Jones was appointed President, Chief Executive Officer and a Director of the Company effective July 17, 2006. Mr. Jones has more than three decades of retail experience including his most recent post as President and Chief Executive Officer of the Saks Department Store Group. Prior to Saks, Mr. Jones was President, Worldwide Licensing and Retail, for Warner Bros., where in addition to his core responsibilities, he oversaw Warner Bros. Worldwide Publishing, Kids WB Music, Warner Bros. Interactive Entertainment, WB Sports and Warner Bros. Studio Stores. His background also includes key merchandising and operations positions at Target Corporation, including Executive Vice President-Store Operations and Senior Vice President-Merchandising.

Kenneth H. Armstrong was appointed Executive Vice President of U.S. Stores effective February 2007. Mr. Armstrong has over 30 years of retail experience including the past three years as Senior Vice President, Director of Stores for Parisian, a division of Saks Department Store Group. Prior to Parisian, Mr. Armstrong served as Senior Vice President, Director of Stores, for Lord & Taylor. Before joining Lord & Taylor, he spent 15 years in store operations management positions at Macy’s.

Robert P. Gruen was appointed Executive Vice President, Merchandising and Marketing effective February 2007. Mr. Gruen has more than three decades of retail experience including positions at Target, Roses Stores, Warner Bros., and Parisian. Most recently, Mr. Gruen served for 1 year as Executive Vice President of Merchandising for HSN (Home Shopping Network), where he was responsible for strategic direction of the merchandise group. Immediately prior to his role at HSN, Mr. Gruen served for two years as Group Vice President of Meijer, Inc., and prior to that served for two years as President and Chief Executive Officer of Parisian. Previous experience includes key merchandising and marketing positions at Warner Bros. and Target Stores.

Cedric J. Vanzura has served as Executive Vice President Emerging Business, Technology, Chief Strategy Officer since August 2006. From April 2005 until August 2006, he served as President of Borders Group International, Paperchase Worldwide and Information Technology. From March 2003 through April 2005, Mr. Vanzura served as President of Waldenbooks Specialty Retail and Information Technology. Prior to

rejoining the Company, Mr. Vanzura served as Chief Strategy Officer, Information Systems and Services for General Motors Corporation from 2000 to 2003. He was President and Chief Operating Officer for Lifemasters, a national disease management provider, from 1999 to 2000. From 1994 to 1999, Mr. Vanzura served in a variety of management positions with the Company, most recently as President of Borders Online.

Edward W. Wilhelm has served as Executive Vice President and Chief Financial Officer of the Company since August 2000. From 1997 through August 2000, Mr. Wilhelm served as Vice President of Planning, Reporting and Treasury for the Company. From 1994 through 1997, Mr. Wilhelm served as Vice President of Finance. Mr. Wilhelm serves as a director of The Steak n Shake Company.

Thomas D. Carney has served as Senior Vice President, General Counsel and Secretary of the Company since December 1994. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit, Michigan.

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

Additional Information

The Company’s Web site is located at www.bordersgroupinc.com. The information found on the Company’s Web site is not part of this or any other report filed or furnished to the U.S. Securities and Exchange Commission. The Company makes available on this Web site under “Investors,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission. Also available on this Web site are the Company’s corporate governance documents, including its committee charters and its Business Conduct Policy, Policy and Procedures Regarding Related Party Transactions, and a Code of Ethics Relating to Financial Reporting. The Company will disclose on its Web site any amendments to the Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver that would otherwise be required to be filed on a Form 8-K.

Printed copies of any of the documents available on the Company’s Web site will be provided to any shareholder without charge upon written request to Anne Roman, Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

The Company has filed with the Securities and Exchange Commission, as an exhibit to its Form 10-K annual report for fiscal 2006, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of the Company’s public disclosure. During 2006, Mr. Jones certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

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

Competitive Environment

The Company has experienced declines in net income in each of the last two years and such declines may continue, particularly during early fiscal 2007, which is expected to be a year of transformation. The decline is attributable to a number of factors, including increased competition from Internet retailers and a greater concentration on the sale of books and music by mass merchants and other non-bookstore retailers. In addition, with respect to music, the downloading of titles has significantly impacted sales of CDs sold by the Company. In addition, the overall consumer demand for products sold by the Company, particularly music, has either declined or not experienced significant growth in recent years.

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

Planned Strategy for Domestic Borders Superstores

The Company’s business strategy is dependent principally on its ability to grow comparable store sales and profitability in its domestic superstores. The Company is currently exploring changes to its superstore format, and is in the process of developing a concept store that incorporates these changes. This new concept store is expected to improve performance in the Company’s domestic superstore business. The concept store will incorporate many new components, including enhancement to certain categories within the store, as well as certain technology enhancements. These technology enhancements are principally tied to the Company’s efforts to launch its own e-commerce business. The Company also plans to leverage its recently launched Borders Rewards loyalty program to drive sales. There can be no assurance that the concept store changes, Borders Rewards or the e-commerce business will be successful in improving sales and profitability.

Planned Strategy for the Waldenbooks Specialty Retail Business

Waldenbooks’ results are highly dependent upon conditions in the mall retailing industry, including overall mall traffic. Mall traffic has been sluggish over the past several years and the Company expects it to remain so for the foreseeable future. In addition, increased competition from superstores, the Internet and mass merchants has adversely affected Waldenbooks’ sales and comparable store sales. As a result, the Company plans to aggressively right-size the Waldenbooks mall store base. There can be no assurance that the Company will be able to do so at the correct rate, or that such efforts will be successful in improving sales or profitability of the Waldenbooks Specialty Retail business. The Company’s plans could result in additional asset impairments and store closure costs. Also, there can be no assurance that mall traffic will not decline further or that competition, or other factors, will not further adversely affect Waldenbooks’ sales.

Planned Strategy for International Business

The Company’s operations in international markets have additional risks. It is costly to establish international facilities and operations, and to promote the Company’s brands internationally. Sales from the Company’s International segment may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. In addition, local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. The Company is currently exploring strategic alternatives, including possible sale, franchise opportunity or restructuring, for portions of the International businesses, including the U.K. superstores, Books etc. stores, as well as the Ireland, Australia and New Zealand superstores. There can be no assurance that the Company will be able to attract interested third parties, or in lieu of that, operate its International businesses profitably.

Planned Strategy for E-commerce Business

The Company’s business strategy includes development of a proprietary e-commerce platform, which will include both in-store and online e-commerce components. The Company expects to launch its e-commerce Web site in early 2008. Prior to April 2001, the Company operated a proprietary e-commerce business and experienced significant losses. There can be no assurance that the Company will be able to launch the planned e-commerce Web site on time or operate it profitably.

Business Strategy

The Company’s future results will depend, among other things, on its success in implementing its business strategy. There can be no assurance that the Company will be successful in implementing its business strategy, or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

Seasonality

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. In 2006, 36.8% of the Company’s sales and 43.7% of the Company’s gross profit were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to the Company’s mall business, overall mall traffic. The Company’s expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings, or other factors, may result in different seasonality trends.

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its growth strategy.

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

Litigation and Other Claims

The Company is subject to risk of losses which may arise from adverse litigation results or other claims, including the matters described under “Legal Proceedings” in Item 3.

Information Technology Systems Risk

The capacity, reliability and security of the Company’s information technology hardware and software infrastructure and its ability to expand and update this infrastructure in response to changing needs is essential to the Company’s ability to execute its business strategy. In addition, the Company’s strategy is dependent on enhancing its existing merchandising systems, a process currently under way. There can be no assurances that the Company will be able to effectively maintain, upgrade or enhance systems, or add new systems, in a timely and cost effective manner and may not be able to integrate any newly developed or purchased technologies with existing systems. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s ability to implement its business strategy and on its financial condition and results of operations.

Availability of Capital Resources

The Company’s success is dependent on the availability of adequate capital to fund the company’s operations and to carry out its strategic plans. There can be no assurance that the Company will have adequate access to capital markets, which could have a material adverse effect on the Company’s ability to implement its business strategy and on its financial condition and results of operations.

Distribution and Logistics Network

The Company has undertaken a multi-year initiative to enhance the efficiency of its distribution and logistics network. A component of this strategy was the relocation of the Company’s Harrisburg, Pennsylvania distribution facility to a new, 600,000 square foot, state-of-the-art facility near Carlisle, Pennsylvania in the first quarter of 2006. In addition, some of the operations of the Company’s Indiana facility, and those of a facility in Tennessee, were transferred to other facilities in 2006. The remainder of the operations of the Indiana facility, as well as certain operations of the Tennessee facility are planned to be transferred to the new facility in 2007. There can be no assurances that the Company will successfully transfer the operations of these facilities. These activities, if not successfully executed, could have a material adverse effect on the Company’s financial condition and results of operations.

Reliance on Key Personnel

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Mr. George L. Jones, President and Chief Executive Officer, as well as certain other key officers of the Company and each of its subsidiaries. The loss of the services of Mr. Jones or of other such key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its key officers.

Other Risks

The Company is also subject to numerous other risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. These risks include, but are not limited to, higher than anticipated interest, occupancy, labor, merchandise, distribution and inventory shrinkage costs, unanticipated work stoppages, energy disruptions or shortages or higher than anticipated energy costs, asset impairments relating to underperforming stores or other unusual items, including any charges that may result from the Company’s implementation of its strategic plan, higher than anticipated costs associated with the closing of underperforming stores, the continued availability of adequate capital to fund the Company’s operations, the stability and capacity of the Company’s information systems, unanticipated costs or problems relating to the information technology systems required for the operations of the Company, and changes in accounting rules.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Borders leases all of its stores. Borders’ store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At February 3, 2007, the average unexpired term under Borders’ existing store leases in the United States was 10.6 years prior to the exercise of any options. The expiration of Borders’ leases for stores open at February 3, 2007 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2008	9
2009	5
2010	14
2011	16
2012	20
2013 and later	435

Total	499

Waldenbooks Specialty Retail leases all of its stores. Waldenbooks Specialty Retail’s store leases generally have an initial term of five to 10 years, and in certain cases posses renewal terms of one to three years. At present, the average unexpired term under Waldenbooks Specialty Retail’s existing store leases is approximately 2.1 years. The expiration of Waldenbooks Specialty Retail’s leases for stores open at February 3, 2007 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2008	354
2009	97
2010	63
2011	29
2012	9
2013 and later	12

Total	564

The Company leases all of its International superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing International store leases is approximately 12.1 years. The expiration of International superstore leases for stores open at February 3, 2007 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2008	—
2009	2
2010	—
2011	—
2012	1
2013 and later	65

Total	68

Books etc. operated 30 stores in the United Kingdom as of February 3, 2007. Books etc. generally leases its stores under operating leases with terms ranging from 5 to 26 years. The average remaining lease term for Books etc. stores is 9.4 years. Paperchase generally leases its stores under operating leases with terms ranging from 6 to 20 years. The average remaining lease term for Paperchase stores is 8.7 years.

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

			Dividends
	High	Low	Declared

Fiscal Quarter 2006
First Quarter	$25.31	$23.60	$0.10
Second Quarter	$24.02	$17.31	$0.10
Third Quarter	$21.00	$18.50	$0.10
Fourth Quarter	$24.14	$20.49	$0.11
Fiscal Quarter 2005
First Quarter	$27.47	$23.59	$0.09
Second Quarter	$26.20	$23.92	$0.09
Third Quarter	$25.30	$18.96	$0.09
Fourth Quarter	$24.70	$18.71	$0.10

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol BGP.

As of March 27, 2007, there were 2,617 holders of record of the Company’s Common Stock.

In December 2006, the Board of Directors declared a quarterly cash dividend of $0.11 per share, which equaled $6.4 million in total, on the Company’s common stock, payable February 1, 2007 to stockholders of record at the close of business January 3, 2007. The Company has declared and paid quarterly cash dividends since November 2003, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. The declaration and payment of dividends is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Common Stock from January 28, 2002 through February 3, 2007 with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Midcap 400 Specialty Retail Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 28, 2002.

Equity Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the equity compensation plan under which equity securities of the Company were authorized for issuance on February 3, 2007 (number of shares in thousands):

Number of
	Number of	Weighted-	Shares
	Awards	Average	Available
Plan Category	Outstanding(2)	Exercise Price(3)	for Issuance

Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	1,266	$18.95	3,658

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At February 3, 2007 there were approximately 4.3 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $24.92, which, if forfeited or cancelled, become available for issuance under the 2004 Plan.

(2)	Number of awards outstanding as of February 3, 2007 includes approximately 695,302 restricted share units and approximately 570,693 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of February 3, 2007.

Purchases of Equity Securities

The table below presents the total number of shares repurchased during the fourth quarter of fiscal 2006:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans
Fiscal Period	Shares(1)	per Share(2)	or Programs(3)	or Programs

October 29, 2006 through November 25, 2006	150,000	$23.10	150,000	$114,380,306
November 26, 2006 through December 23, 2006	939,635	$22.92	939,635	$92,845,391
December 24, 2006 through February 3, 2007	5,224	$—	—	$92,845,391

Total	1,094,859	$22.94	1,089,635	$92,845,391

(1)	During the fourth quarter of 2006, the company retired 5,224 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	In January 2006, the Company announced that the Board of Directors authorized $250 million of potential share repurchases.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 23,	Jan. 25,	Jan. 26,
(dollars in millions except per share data)	2007(1)	2006(1)	2005	2004	2003

Statement of Operations Data
Domestic Borders superstore sales	$2,750.0	$2,709.5	$2,588.9	$2,470.2	$2,319.0
Waldenbooks Specialty Retail sales	663.9	744.8	779.9	820.9	852.2
International sales	650.0	576.4	510.7	407.5	314.9

Total sales	$4,063.9	$4,030.7	$3,879.5	$3,698.6	$3,486.1

Operating income (loss)	$(136.8)	$173.4	$216.7	$198.1	$187.6
Income (loss) before cumulative effect of accounting change	$(151.3)	$101.0	$131.9	$117.3	$107.6
Cumulative effect of accounting change (net of tax)	—	—	—	2.1	—

Net income (loss)	$(151.3)	$101.0	$131.9	$115.2	$107.6

Per Share Data
Diluted (basic) earnings (loss) per common share before cumulative effect of accounting change	$(2.44)	$1.42	$1.69	$1.48	$1.31
Diluted loss per common share from cumulative effect of accounting change	—	—	—	(0.02)	—

Diluted (basic) earnings (loss) per common share	$(2.44)	$1.42	$1.69	$1.46	$1.31

Cash dividends declared per common share	$0.41	$0.37	$0.33	$0.08	$—
Balance Sheet Data
Working capital	$127.7	$326.7	$569.4	$556.0	$463.0
Total assets	$2,613.4	$2,572.2	$2,628.8	$2,584.6	$2,378.0
Short-term borrowings	$542.0	$206.4	$141.0	$140.7	$112.1
Long-term debt, including current portion	$5.4	$5.6	$55.9	$57.3	$50.0
Long-term capital lease obligations, including current portion	$0.4	$0.5	$0.1	$0.4	$19.6
Stockholders’ equity	$642.0	$927.8	$1,088.9	$1,100.6	$984.0

(1)	The Company’s 2006 and 2005 fiscal years consisted of 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 3, 2007, the Company operated 567 superstores under the Borders name, including 499 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, two in New Zealand and one each in Singapore and Ireland. The Company also operated 564 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 3, 2007, Paperchase operated 99 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

Business Strategy

On March 22, 2007, the Company announced a new strategic plan, the principal components of which are as follows:

Grow comparable store sales and profitability in the domestic Borders superstores. In 2007, the Company will focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. The Company will also continue development of a new concept store, which it began in 2006 and which is scheduled to open in early 2008. The concept store will include the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store will also include a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. In addition to the changes to the concept store, the Company is making changes to its loyalty program, Borders Rewards, which was launched domestically in early 2006 and has grown to nearly 17 million members. The Company has modified Borders Rewards for 2007 to increase profitability, and will use the program to drive revenue through partnerships with other organizations, and drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

Right-size the Waldenbooks Specialty Retail business. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and increased competition from all channels. The Company is working to aggressively right-size the Waldenbooks mall store base, which could result in additional asset impairments and store closure costs in the next few years, but will position the Company to improve sales, profitability and free cash flow in the long term. The Company will retain stable locations that meet acceptable profit and return on investment objectives and in those stores, change product mix and formats to drive sales and profitability.

Explore strategic alternatives in the International segment. The Company will suspend growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. Strategic alternatives for portions of the International businesses are being explored, including the U.K. superstores, Books etc. stores, as well as the Ireland, Australia and New Zealand superstores. The Company believes the Borders brand has global potential, however, and believes that future International growth will most profitably utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment.

This includes a focus on the systems supporting the domestic Borders superstore business, including supply chain and in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which will include both in-store and online e-commerce components. The proprietary e-commerce Web site will also allow the Company to engage in key partnerships that are expected to build incremental revenues and margins. The Company expects to launch its e-commerce Web site in early 2008.

Other Information

The Company launched Borders Rewards during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Five percent of all qualifying purchases made by members throughout 2006 were credited to personal Holiday Savings accounts, which were used on holiday purchases made from November 15 through January 31. The Company recently announced changes to the Borders Rewards program.

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch its proprietary e-commerce site in early 2008.

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

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of February 3, 2007, Berjaya operated three Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which opened in Dubai during the fourth quarter of fiscal 2006.

Effective with respect to fiscal 2005, the Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2006 consisted of 53 weeks, and ended on February 3, 2007. Fiscal 2005 consisted of 53 weeks and ended January 28, 2006. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. References herein to years are to the Company’s fiscal years.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years.

	Feb. 3,	Jan. 28,	Jan. 23,
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Other revenue	1.2	1.2	1.3

Total revenue	101.2	101.2	101.3
Cost of merchandise sold (includes occupancy)	75.4	72.9	72.5

Gross margin	25.8	28.3	28.8
Selling, general and administrative expenses	24.3	23.6	22.9
Pre-opening expense	0.3	0.2	0.1
Asset impairments and other writedowns	4.6	0.2	0.2

Operating income (loss)	(3.4)	4.3	5.6
Interest expense	0.8	0.4	0.2

Income (loss) before income tax	(4.2)	3.9	5.4
Income tax	(0.5)	1.4	2.0

Net income (loss)	(3.7)%	2.5%	3.4%

Consolidated Results — Comparison of 2006 to 2005

Sales

Consolidated sales increased $33.2 million, or 0.8%, to $4,063.9 million in 2006 from $4,030.7 million in 2005. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores, partially offset by negative comparable store sales. Also contributing to the increase in sales was the International segment, due to the opening of new superstores, and favorable foreign currency exchange rates, partially offset by negative comparable store sales. A decrease in sales of the Waldenbooks Specialty Retail segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses, and comparable store sales measures for International Borders superstores include sales from licensed departments operating within the superstores. International comparable store sales are calculated in local currency. The calculation of 2006 comparable store sales increases or decreases assume that 2006 and 2005 consisted of 53 weeks.

Comparable store sales for domestic Borders superstores decreased 2.2% in 2006. This was due primarily to negative comparable store sales in the music category of 15.1%, as well as a decline in comparable store sales of books. The decrease in books was driven by a challenging comparison to a year ago when the sixth book in the Harry Potter series was released, as well as weakness in other bestsellers. The cafe and gift and stationery categories positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.5% in 2006. This was primarily due to the sluggish mall environment, the 2005 release of the latest Harry Potter title, and weakness in other bestsellers, which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 0.4% in 2006. In particular, the United Kingdom experienced negative comparable store sales, primarily resulting from the slow economic environment and increased competition, as did Singapore and Puerto Rico. Partially offsetting these decreases were positive comparable store sales in Australia and New Zealand. The impact of price changes on comparable store sales was not significant.

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

Other revenue has increased $1.1 million, or 2.3%, to $49.6 million in 2006 from $48.5 million in 2005. This is mainly due to the increased license fees received by the International segment from Starbucks Coffee Company (U.K.) Limited in 2006.

Gross Margin

Consolidated gross margin decreased $91.4 million, or 8.0%, to $1,048.3 million in 2006 from $1,139.7 million in 2005. This was due to a decrease in all segments’ gross margin as a percentage of sales. The decrease in the Borders segment was primarily the result of increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, as well as increased supply chain and occupancy costs as a percentage of sales resulting from the decline in comparables store sales. The decrease in the Waldenbooks Specialty Retail segment was also due to increased promotional discounts as a percentage of sales resulting from Borders Rewards. Increased occupancy and supply chain costs as a percentage of sales, resulting from the decline in comparable store sales, also contributed to the decrease in gross margin rate for the Waldenbooks Specialty Retail segment. The decrease in the International segment primarily resulted from increased occupancy costs as a percentage of sales, due to the decline in comparable store sales, as well as increased product markdowns, shrinkage and supply chain costs as a percentage of sales.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $35.5 million, or 3.7%, to $987.6 million in 2006 from $952.1 million in 2005. As a percentage of sales, it increased by 0.7%, to 24.3% in 2006 from 23.6% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for all segments. SG&A expenses as a percentage of sales for the Borders segment increased primarily due to increased store payroll and operating expenses as a percentage of sales, resulting from the launch of Borders Rewards and the decline in comparable store sales. The impact of these factors was partially offset by income received from the Visa Check/Master Money Antitrust

Litigation settlement and a gain on the sale of investments. The Visa Check/MasterMoney Antitrust Litigation was a class action lawsuit brought against Visa and MasterCard related to their debit card policies. The Waldenbooks Specialty Retail increase was primarily due to increased store payroll and operating expenses as a percentage of sales, driven by the decline in comparable store sales, partially offset by decreased corporate and operating expenses as a percentage of sales and income received from the Visa Check/Master Money Antitrust Litigation settlement. International SG&A expenses as percentage of sales increased primarily as a result of increased corporate payroll and corporate and store operating expenses, due to the decline in comparable store sales and the increased spending needed to support international new store growth, partially offset by a decrease as a percentage of sales of store payroll expense.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

In 2006, the Company recorded a $60.1 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $9.0 million related to domestic Borders superstores, $10.1 million related to Waldenbooks Specialty Retail stores, $30.5 million related to U.K. Superstores and $10.5 million related to Books etc. stores.

In addition, the Company recorded a charge of $7.2 million in 2006 related to the closure costs of certain stores. Of this, $4.1 million related to domestic Borders superstores and $3.1 million related to Waldenbooks Specialty Retail stores.

The Company also recorded a charge of $34.5 million related to certain non-store assets. Of this, $34.3 million related to Waldenbooks Specialty Retail’s merchandising system and $0.2 million related to certain assets located at the U.K. corporate office.

Also in 2006, the Company recorded a charge of $84.4 million to impair all goodwill of the International segment. Subsequent to this impairment, all of the Company’s remaining goodwill relates to the domestic Borders superstores. Please see the Company’s discussion of Critical Accounting Policies and Estimates for further discussion of its test for asset and goodwill impairments.

In 2005, the Company recorded a $4.3 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders, Waldenbooks Specialty Retail and Books etc. stores. In addition, the Company recorded a $1.3 million charge related to the closure costs of certain Waldenbooks Specialty Retail stores.

Interest Expense

Consolidated interest expense increased $18.1 million, or 126.6%, to $32.4 million in 2006 from $14.3 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory growth and common stock repurchases in 2006.

Taxes

The effective tax rate differed for the years presented from the federal statutory rate primarily due to the non-deductibility of certain losses, including goodwill impairment, in the U.K. The effective tax rate used was 10.6% in 2006 and 36.5% in 2005.

Net Income (Loss)

Due to the factors mentioned above, net loss as a percentage of sales was 3.7% in 2006, as compared to net income of 2.5% in 2005, and 2006 net loss was $151.3 million, as compared to net income of $101.0 million in 2005.

Consolidated Results — Comparison of 2005 to 2004

Sales

Consolidated sales increased $151.2 million, or 3.9%, to $4,030.7 million in 2005 from $3,879.5 million in 2004. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores and positive comparable store sales. Also contributing to the increase in sales was the International segment, due to the opening of new superstores, the acquisition of Paperchase and positive comparable store sales, partially offset by unfavorable foreign currency exchange rates. A decrease in sales in the Waldenbooks Specialty Retail segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.

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

Comparable store sales for domestic Borders superstores increased 1.1% in 2005. This was due primarily to the book category, with positive comparable stores sales of 4.2% in 2005. This increase was driven by strong sales of titles in adult fiction, young adult fiction, health, home, religion and business and money management titles. Comparable store sales of movies increased in 2005 as well, growing 2.8%. The cafe and gift and stationery categories also positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. Partially offsetting these increases were comparable store sales decreases in the music category of 12.1%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 2.4% in 2005. This was primarily due to the sluggish mall environment and weaker book bestsellers, which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 0.4% in 2005. Comparable store sales increased in Singapore, Australia, New Zealand and Puerto Rico. Partially offsetting these increases were negative comparable store sales in the United Kingdom, primarily resulting from the slow sales environment that persisted following the terrorist bombings in central London during the second quarter of 2005. The impact of price changes on comparable store sales was not significant.

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

Until October 2004, Waldenbooks sold memberships in its Preferred Reader Program, which offered members discounts on purchases and other benefits. Waldenbooks has phased out its Preferred Reader Program and has replaced it with other promotional programs, including Borders Rewards. The Company recognized membership income on a straight-line basis over the 12-month term of the Preferred Reader membership, and categorized the income as “Other revenue” in the Company’s consolidated statements of operations. Discounts on purchases were netted against “Sales” in the Company’s consolidated statements of operations.

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

Gross Margin

Consolidated gross margin increased $20.7 million, or 1.8%, to $1,139.7 million in 2005 from $1,119.0 million in 2004. As a percentage of sales, consolidated gross margin decreased by 0.5%, to 28.3% in 2005 from 28.8% in 2004. This primarily resulted from a decrease in gross margin as a percentage of sales for all segments. The decrease in the Borders segment was primarily due to increased promotional discounts, distribution and freight costs as a percentage of sales, partially offset by increased other revenue as a percentage of sales. The decrease in the Waldenbooks Specialty Retail segment was due to decreased other revenue as a percentage of sales due to the change in the Preferred Reader Program. The decrease in the International segment resulted from an increase in occupancy costs as a percentage of sales, due to a non-cash correction of prior years’ straight-line rent calculation and the increased supply chain costs of Paperchase. Partially offsetting these items as a percentage of sales were increased other revenue and decreased product costs, primarily due to the higher product margins generated by Paperchase.

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

Domestic Borders Superstores

(dollar amounts in millions)	2006	2005	2004

Sales	$2,750.0	$2,709.5	$2,588.9
Other revenue	$31.6	$32.8	$28.7
Operating income	$92.4	$174.1	$177.5
Operating income as % of sales	3.4%	6.4%	6.9%
Store openings	31	15	19
Store closings	5	4	2
Store count	499	473	462

Domestic Borders Superstores — Comparison of 2006 to 2005

Sales

Domestic Borders superstore sales increased $40.5 million, or 1.5%, to $2,750.0 million in 2006 from $2,709.5 million in 2005. This increase was comprised of non-comparable sales of $99.5 million, associated with 2006 and 2005 store openings, partially offset by decreased comparable store sales of $59.0 million.

Other Revenue

Borders’ other revenue decreased $1.2 million, or 3.7%, to $31.6 million in 2006 from $32.8 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005 to Berjaya, related to the opening and initial stock of inventory of its first franchise store in April of 2005.

Gross Margin

Gross margin as a percentage of sales decreased approximately 2.2%, to 27.6% in 2006 from 29.8% in 2005. This was primarily due to increased promotional discounts of 1.1% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards. Additionally, occupancy costs increased 0.7% as a percentage of sales, due to the de-leveraging that resulted from negative comparable store sales. Also contributing to the decline in gross margin were increased supply chain costs of 0.4% as a percentage of sales, primarily related to the cost of opening of the Company’s new distribution center in Pennsylvania.

Gross margin dollars decreased $50.9 million, or 6.3%, to $757.9 million in 2006 from $808.8 million in 2005, which was primarily due to the decrease in gross margin as a percentage of sales noted above, partially offset by increased sales.

Selling, General and Administrative Expenses

SG&A as a percentage of sales increased 0.3%, to 23.4% in 2006 from 23.1% in 2005. This was primarily due to increased store payroll and operating expenses of 0.7% as a percentage of sales, as well as increased advertising expense of 0.1% as a percentage of sales, related to the launch of Borders Rewards, and the decline in comparable store sales. Partially offsetting these increases were decreased corporate payroll and operating expenses of 0.5% as a percentage of sales, resulting from disciplined cost controls at the corporate level, income received from the Visa Check/MasterMoney Antitrust Litigation settlement, and a gain on the sale of investments.

SG&A dollars increased $17.2 million, or 2.7%, to $644.5 million in 2006 from $627.3 million in 2005, primarily due to new store openings and the increased store payroll and operating expenses required, as well as the store payroll and other costs necessary to launch Borders Rewards. Partially offsetting these increases was income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million, and income received from the sale of investments of $5.0 million.

Asset Impairments and Other Writedowns

The Company has processes in place to monitor store performance and other factors for indicators of asset impairment. When an indicator of impairment is present, the Company evaluates the recoverability of the affected assets. As a result of this evaluation in 2006, the Company recorded a $9.0 million writedown related to the impairment of assets at underperforming Borders stores. In addition, the Company recorded a charge of $4.1 million related to the closure costs of certain Borders stores.

In 2005, the Company recorded a $2.1 million writedown related to the impairment of assets at certain underperforming Borders stores.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 3.4% in 2006 compared to 6.4% in 2005, and operating income dollars decreased $81.7 million, or 46.9%, to $92.4 million in 2006 from $174.1 million in 2005.

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

Asset Impairments and Other Writedowns

In 2005, the Company recorded a $2.1 million writedown related to the impairment of assets at underperforming Borders stores. In addition, the Company recorded a charge of $1.0 million related to the closure costs of certain Borders stores.

In 2004, the Company recorded a $4.5 million writedown related to the impairment of assets at underperforming Borders stores.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 6.4% in 2005 compared to 6.9% in 2004, and operating income dollars decreased $3.4 million, or 1.9%, to $174.1 million in 2005 from $177.5 million in 2004.

Waldenbooks Specialty Retail

(dollar amounts in millions)	2006	2005	2004

Sales	$663.9	$744.8	$779.9
Other revenue	$4.3	$4.8	$17.4
Operating income (loss)	$(78.0)	$2.5	$25.9
Operating income (loss) as % of sales	(11.7)%	0.3%	3.3%
Store openings	10	23	15
Store closings	124	50	43
Store count	564	678	705

Waldenbooks Specialty Retail — Comparison of 2006 to 2005

Sales

Waldenbooks Specialty Retail sales decreased $80.9 million, or 10.9%, to $663.9 million in 2006 from $744.8 million in 2005. This was comprised of decreased comparable store sales of $51.4 million and decreased non-comparable sales of $29.5 million associated with 2006 and 2005 store closings.

Other Revenue

Waldenbooks Specialty Retail other revenue decreased $0.5 million, or 10.4%, to $4.3 million in 2006 from $4.8 million in 2005.

Gross Margin

Gross margin as a percentage of sales decreased 3.4%, to 22.7% in 2006 from 26.1% in 2005. This was primarily due to increased promotional discounts and other costs of 1.7% as a percentage of sales, mainly related to the Company’s loyalty program, Borders Rewards, as well as increased occupancy costs as a percentage of sales of 1.4%, primarily due to the de-leveraging that resulted from negative comparable store sales. Also contributing to the decline in gross margin as a percentage of sales were increased supply chain costs of 0.3% as a percentage of sales, due to the decline in comparable store sales.

Gross margin dollars decreased $43.8 million, or 22.5%, to $150.8 million in 2006 from $194.6 million in 2005, primarily due to store closures, decreased comparable store sales and the decrease in gross margin percentage noted above.

Selling, General and Administrative Expenses

SG&A as a percentage of sales increased 1.8%, to 27.3% in 2006 from 25.5% in 2005. This was primarily due to increased store payroll and operating expenses of 2.8% as a percentage of sales, resulting from the decrease in comparable store sales. Partially offsetting the increase were decreased corporate payroll and operating expenses of 1.0% as a percentage of sales, resulting from disciplined cost controls at the corporate level and income received from the Visa Check/MasterMoney Antitrust Litigation settlement.

SG&A dollars decreased $8.8 million, or 4.6%, to $181.0 million in 2006 from $189.8 million in 2005, primarily due to store closures and income received from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Asset Impairments and Other Writedowns

Waldenbooks Specialty Retail has experienced declining sales and profits over the past several years. In 2006, for the first time, the segment generated an operating loss, and the Company tested all assets of the segment for impairment. As a result, Waldenbooks Specialty Retail incurred asset impairment charges of $10.1 million related to underperforming stores, and recorded an impairment charge of $34.3 million related to its merchandising system. In addition, the Company recorded a charge of $3.1 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2006.

In 2005, Waldenbooks Specialty Retail incurred asset impairment charges of $0.5 million related to underperforming Waldenbooks Specialty Retail stores, and recorded a charge of $1.3 million related to the closure costs of certain Waldenbooks Specialty Retail stores.

Operating Income (Loss)

Due to the factors mentioned above, operating loss as a percentage of sales was 11.7% in 2006, as compared to operating income of 0.3% in 2005, and 2006 operating loss was $78.0 million in 2006, as compared to operating income of $2.5 million in 2005.

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

Other Revenue

Waldenbooks Specialty Retail other revenue decreased $12.6 million, or 72.4%, to $4.8 million in 2005 from $17.4 million in 2004. This was primarily due to the elimination of the Preferred Reader Program.

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

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 0.3% in 2005 from 3.3% in 2004, while operating income dollars decreased to $2.5 million in 2005 from $25.9 million in 2004.

International

(dollar amounts in millions)	2006	2005	2004

Sales	$650.0	$576.4	$510.7
Other revenue	$13.7	$10.9	$5.8
Operating income (loss)	$(135.9)	$6.4	$24.4
Operating income (loss) as % of sales	(20.9)%	1.1%	4.8%
Superstores:
Store openings	13	13	5
Store count	68	55	42
Books etc.:
Store openings	—	—	1
Store closings	3	2	2
Store count	30	33	35
Paperchase stand-alone stores:
Stores acquired	—	—	11
Store openings	6	4	3
Store count	24	18	14

International — Comparison of 2006 to 2005

Sales

International sales increased $73.6 million, or 12.8%, to $650.0 million in 2006 from $576.4 million in 2005. Of this increase in sales, 3.2%, or $18.4 million, was due to the translation of foreign currencies to U.S. dollars. The remaining 9.6% was the result of new superstore openings, partially offset by a decline in comparable store sales.

Other Revenue

Other revenue increased $2.8 million, or 25.7%, to $13.7 million in 2006 from $10.9 million in 2005. This was primarily due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2006 due to increased store count, partially offset by higher wholesale revenue earned through sales of merchandise in 2005, related to the opening and initial stock of inventory of the first franchise store operated by Berjaya in April of 2005.

Gross Margin

Gross margin as a percentage of sales decreased 2.1%, to 21.5% in 2006 from 23.6% in 2005, primarily the result of an increase in occupancy costs of 0.8% as a percentage of sales. Positively impacting occupancy costs was a correction of prior years’ lease accounting that was recorded in 2005. Excluding this adjustment, occupancy costs would have increased by 1.6% as a percentage of sales, mainly due to the decline in comparable store sales. Also negatively affecting gross margin were increased product markdowns of 0.7% as a percentage of sales, increased shrink expense of 0.3% as a percentage of sales, and increased supply chain and other costs of 0.3% as a percentage of sales.

Gross margin dollars increased $3.3 million, or 2.4%, to $139.6 million in 2006 from $136.3 million in 2005. Of this increase, $5.1 million is the result of translation of foreign currencies to U.S. dollars. This was partially offset by the decline in the gross margin rate.

Selling, General and Administrative Expenses

SG&A as a percentage of sales increased approximately 0.8%, to 22.6% in 2006 from 21.8% in 2005. This was primarily the result of increased corporate payroll expenses and increased corporate and store operating expenses of 0.9% as a percentage of sales, resulting from the decline in comparable store sales and increased spending to support international new store growth. Partially offsetting these increases were decreased store payroll expenses of 0.1% as a percentage of sales.

SG&A dollars increased $21.3 million, or 17.0%, to $146.7 million in 2006 from $125.4 million in 2005. The increase is primarily due to new store openings and the increased store payroll and operating expenses required, partially offset by decreased advertising spending. Also contributing to the increase in SG&A are the translation of foreign currencies to U.S. dollars of $5.5 million.

Asset Impairments and Other Writedowns

The retail environment in the U.K. has been challenging over the last two years, resulting in declining comparable stores sales and profits in the Company’s U.K. Superstores and Books etc. chains. The Company initially believed the change in the environment was temporary, due to the terrorist attacks that occurred in central London during the second quarter of 2005. However, sales for the U.K. operations did not improve as expected, and the Company tested all assets of the U.K. Superstores and Books etc. chains for impairment in 2006. As a result, the International segment incurred asset impairment charges of $30.5 million related to underperforming U.K. Superstores and $10.5 million related underperforming Books etc. stores. Also in 2006, the Company recorded asset impairment charges of $0.2 million related to certain assets located at the U.K. corporate office. Additionally, the International segment recorded a charge of $84.4 million to impair all goodwill allocated to the segment.

In 2005, the International segment incurred $1.7 million of asset impairment charges related to underperforming Books etc. stores.

Operating Income (Loss)

Due to the factors mentioned above, operating loss as a percentage of sales was 20.9% in 2006, as compared to operating income of 1.1% in 2005, and 2006 operating loss was $135.9 million, as compared to operating income of $6.4 million in 2005.

International — Comparison of 2005 to 2004

Sales

International sales increased $65.7 million, or 12.9%, to $576.4 million in 2005 from $510.7 million in 2004, primarily resulting from new superstore openings, comparable store sales increases of 0.4%, and the acquisition of Paperchase. Because the Company acquired Paperchase in July 2004, 2004 financial results include only a partial year of Paperchase’s operations, whereas 2005 results include a full year. Partially offsetting these increases were unfavorable exchange rates, which decreased the sales growth percentage 1.5%, or $7.7 million.

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

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales was 1.1% in 2005 compared to 4.8% in 2004, and operating income dollars decreased to $6.4 million in 2005 from $24.4 million in 2004.

Corporate

(dollar amounts in millions)	2006	2005	2004

Operating loss	$(15.3)	$(9.6)	$(11.1)

The Corporate segment includes various corporate governance and other costs.

Corporate — Comparison of 2006 to 2005

Operating loss increased $5.7 million, or 59.4%, to $15.3 million in 2006 from $9.6 million in 2005. This was primarily due to increased compensation expense related to the departure of several executive officers during 2006, including the Company’s former Chief Executive Officer, and a gain on the sale of investments in 2005.

Corporate — Comparison of 2005 to 2004

Operating loss decreased $1.5 million, or 13.5%, to $9.6 million in 2005 from $11.1 million in 2004. This was primarily due to a gain on the sale of investments recorded in 2005.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund investment in its strategic plan, including the refurbishment of existing stores, the opening of new stores, continued investment in new corporate information technology systems such as its e-commerce Web site, and maintenance spending on stores, distribution centers and corporate information technology. Additional capital requirements include shareholder returns in the form of dividends.

Net cash provided by operations was $47.7 million, $169.9 million, and $226.8 million in 2006, 2005, and 2004, respectively. The current year operating cash inflows primarily reflect non-cash charges for depreciation, asset impairments and other writedowns, a loss on disposal of assets related to the remodel program and an increase in minority interest, as well as an increase in other long-term liabilities, accrued payroll and other liabilities, and a decrease in prepaid expenses. Operating cash outflows for the period resulted from operating results, increases in inventories, accounts receivable and other long-term assets, and decreases in taxes payable and accounts payable. Also affecting operating cash was an adjustment to net income resulting from a gain on the sale of investments, as well as a non-cash increase in deferred income taxes.

Net cash used for investing in 2006 was $182.6 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems, a new distribution center and maintenance of existing stores, distribution centers and management information systems. These expenditures were partially offset by proceeds from the Company’s sale of investments of $21.6 million. Net cash used for investing in 2005 was $91.1 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and maintenance of existing stores, distribution centers and management information systems. These expenditures were offset by proceeds from the Company’s sale of investments of $105.2 million, which primarily consisted of auction rate securities. Net cash used for investing in 2004 was $91.8 million, which primarily funded capital expenditures for new stores, new corporate information technology systems, the acquisition of Paperchase and the refurbishment maintenance of existing stores, distribution centers and management information systems. In addition, the Company invested $95.4 million, and sold $118.0 million, of auction rate securities.

Capital expenditures in 2006 were $204.2 million, and reflect the opening of 44 new superstores and 10 new Waldenbooks Specialty Retail stores, including six new airport stores and three new outlet stores, as well as the remodeling of 88 domestic superstores. Additional 2006 capital spending reflected continued investment in new buying and merchandising systems, spending on a new distribution center and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2005 were $196.3 million, which reflected the opening of 28 new superstores and 23 new Waldenbooks Specialty Retail stores, including 5 new airport stores and 16 new outlet stores, as well as the remodeling of 100 domestic superstores and the conversion of 98 Waldenbooks stores to Borders Express. Additional 2005 capital spending reflected continued investment in new buying and merchandising systems, partial spending on the new distribution center and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2004 were $115.5 million, which reflects the opening of 24 new superstores and 15 new Waldenbooks Specialty Retail stores, including two new airport stores and ten new outlet stores, as well as the remodeling of 33 domestic superstores and the conversion of 37 Waldenbooks stores to Borders Express. Additional 2004 capital spending reflected continued investment in new buying and merchandising systems and maintenance spending for new stores, distribution centers and management information systems.

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

Net cash provided by financing was $173.6 million in 2006, resulting primarily from funding from the credit facility of $317.3 million, as well as proceeds from the exercise of employee stock options and the associated excess tax benefit of $30.3 million. Partially offsetting these items were the repurchase of common stock of $148.7 million, the payment of cash dividends on shares of the Company’s common stock of $25.2 million and the repayment of long-term capital lease obligations of $0.1 million. Net cash used for financing was $241.0 million in 2005, resulting primarily from the Company’s repurchase of common stock of $265.9 million and the payment of cash dividends on shares of the Company’s common stock of $25.5 million, partially offset by proceeds of $27.6 million from the exercise of employee stock options and funding from the credit facility of $23.3 million. Net cash used for financing was $150.8 million in 2004, resulting primarily from the Company’s repurchase of common stock of $177.3 million and the payment of cash dividends on shares of the Company’s common stock of $25.1 million, partially offset by proceeds of $44.8 million from the exercise of employee stock options.

The Company expects capital expenditures to be approximately $170.0 million in 2007, resulting primarily from investment in management information systems of domestic Borders superstores, in the Company’s new e-commerce strategy, as well as a reduced number of new superstore openings and store refurbishments. In addition, capital expenditures will result from maintenance spending for existing stores and distribution centers. The Company currently plans to open approximately 20 to 25 domestic Borders superstores and 6 to 8 international Borders superstores in 2007, as the majority of these stores were committed to prior to the Company’s finalizing its strategic plan. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations, financing through the Credit Agreement and other sources of new financing as deemed necessary. The Company believes funds generated from operations, borrowings under the Credit Agreement and from other financing sources, which the Company will explore as necessary, will be sufficient to fund its anticipated capital requirements for the next several years.

In January 2006, the Board of Directors authorized $250.0 million of potential share repurchases. The Company currently has remaining authorization to repurchase approximately $92.8 million. During 2006, 2005, and 2004, $148.7 million, $265.9 million, and $177.3 million of common stock was repurchased, respectively. Although the Company may in the future continue the repurchase of its common stock, its priority for cash utilization in 2007 will be to fund investment in its strategic plan, support the dividend and to repay debt with the cash flow generated by the Company’s operations.

During 2004, 2005 and 2006, the Company paid a regular quarterly dividend, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. In December 2006, the Board of Directors increased the quarterly dividend by 10.0% to $0.11 per share. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of February 3, 2007 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $539.6 million at February 3, 2007, $153.6 million at January 28, 2006 and $131.7 million at January 23, 2005.

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

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.1 million, long-term debt (including current portion) of $5.4 million and minority interest of $0.3 million at February 3, 2007, and has recorded property and equipment, net of accumulated depreciation, of $5.3 million, long-term debt (including current portion) of $5.6 million, and minority interest of $0.3 million at January 28, 2006. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

Significant Contractual Obligations

The following table summarizes the Company’s significant contractual obligations, excluding interest expense:

	Fiscal Year
				2012 and
(dollars in millions)	2007	2008-2009	2010-2011	Thereafter	Total
Credit Agreement borrowings	$539.6	$—	$—	$—	$539.6
Capital lease obligations	0.4	—	—	—	0.4
Operating lease obligations	390.7	726.1	645.7	2,182.9	3,945.4
Debt of consolidated VIEs	0.2	0.2	0.2	4.8	5.4
Other borrowings	2.4	—	—	—	2.4

Total	$933.3	$726.3	$645.9	$2,187.7	$4,493.2

Seasonality

The Company’s business is highly seasonal, with sales significantly higher during the fourth quarter, which includes the holiday selling season.

	Fiscal 2006
(dollars in millions)	Q1	Q2	Q3	Q4
Sales	$860.0	$856.0	$851.6	$1,496.3
Operating Loss	(27.2)	(22.8)	(54.9)	(31.9)
% of full year:
Sales	21.2%	21.1%	20.9%	36.8%
Operating Loss	19.9	16.7	40.1	23.3

	Fiscal 2005
(dollars in millions)	Q1	Q2	Q3	Q4
Sales	$847.2	$891.6	$837.2	$1,454.7
Operating income (loss)	(6.2)	5.4	(19.3)	193.5
% of full year:
Sales	21.0%	22.1%	20.8%	36.1%
Operating income (loss)	(3.6)	3.1	(11.1)	111.6

	Fiscal 2004
(dollars in millions)	Q1	Q2	Q3	Q4
Sales	$830.8	$847.1	$833.3	$1,368.3
Operating income (loss)	5.6	15.0	0.4	195.7
% of full year:
Sales	21.4%	21.8%	21.5%	35.3%
Operating income (loss)	2.6	6.9	0.2	90.3

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

Asset Impairments

The carrying value of long-lived store assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

The carrying value of non-store long-lived assets is also evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. Expected future cash flows, which are estimated over each asset’s remaining useful life, contain estimates of future cash flows based on projected trends in sales and operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate.

Goodwill Impairment

Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores, Waldenbooks Specialty Retail and Corporate, and the regional components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

If an impairment is detected due to the carrying value of the reporting unit being greater than the fair value, FAS 142 requires that an analysis be completed to determine the amount of the goodwill impairment. To determine the amount of the goodwill impairment, the fair value of the reporting unit is allocated to each of the reporting unit’s assets and liabilities. The amount of fair value remaining (if any) after this allocation is then compared to the recorded value of goodwill. If the remaining fair value exceeds the recorded value of goodwill, no impairment exists. If, however, the remaining fair value is less than the recorded value of goodwill, goodwill must be reduced to the amount of remaining fair value, with the reduction being recorded as an expense on the statement of operations.

As of February 3, 2007, the carrying amount of the net assets of the U.K. reporting unit exceeded its fair value. The Company then allocated the fair value of the U.K. reporting unit to the assets and liabilities of the reporting unit, and based on that allocation, determined that the entire amount of goodwill allocated to the U.K. reporting unit was impaired, and recorded a charge of $84.4 million. As of February 3, 2007, no impairment of domestic goodwill existed.

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $114.1 million and

$102.1 million as of February 3, 2007 and January 28, 2006, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

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

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company has recorded $1.2 million and $1.1 million of vendor consideration as a reduction to its inventory balance at February 3, 2007 and January 28, 2006, respectively.

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

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Also in June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have an impact on its consolidated financial position or results of operations.

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

LIBOR is the rate upon which the Company’s variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2007 as compared to 2006, the Company’s after-tax earnings would decrease approximately $3.5 million based on the Company’s expected average outstanding debt as of February 3, 2007.

Foreign Currency Exchange Risk

The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At February 3, 2007, the Company had no foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 23,
	2007	2006	2005
Sales	$4,063.9	$4,030.7	$3,879.5
Other revenue	49.6	48.5	51.9

Total revenue	$4,113.5	$4,079.2	$3,931.4
Cost of merchandise sold (includes occupancy)	3,065.2	2,939.5	2,812.4

Gross margin	1,048.3	1,139.7	1,119.0
Selling, general and administrative expenses	987.6	952.1	890.3
Pre-opening expense	11.3	7.6	4.8
Asset impairments and other writedowns	186.2	6.6	7.2

Operating income (loss)	(136.8)	173.4	216.7
Interest expense	32.4	14.3	9.1

Income (loss) before income tax	(169.2)	159.1	207.6
Income tax provision (benefit)	(17.9)	58.1	75.7

Net income (loss)	$(151.3)	$101.0	$131.9

Earnings (loss) per common share data (Note 2)
Diluted:
Net income (loss)	$(2.44)	$1.42	$1.69

Weighted-average common shares outstanding	61.9	71.1	77.9
Basic:
Net income (loss)	$(2.44)	$1.45	$1.72

Weighted-average common shares outstanding	61.9	69.8	76.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Feb. 3,	Jan. 28,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$120.4	$81.6
Merchandise inventories	1,452.0	1,405.9
Accounts receivable and other current assets	151.2	150.3

Total current assets	1,723.6	1,637.8
Property and equipment, net	707.7	703.9
Other assets	65.1	79.7
Deferred income taxes	76.7	26.3
Goodwill	40.3	124.5

Total assets	$2,613.4	$2,572.2

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$542.6	$207.1
Trade accounts payable	631.4	660.3
Accrued payroll and other liabilities	333.1	293.4
Taxes, including income taxes	60.4	135.8
Deferred income taxes	28.4	14.5

Total current liabilities	1,595.9	1,311.1
Long-term debt	5.2	5.4
Other long-term liabilities	368.3	326.6
Commitments and contingencies (Note 9)	—	—

Total liabilities	1,969.4	1,643.1
Minority interest	2.0	1.3

Total liabilities and minority interest	1,971.4	1,644.4

Stockholders’ equity:
Common stock, 300,000,000 shares authorized; 58,476,306 and 64,149,397 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	175.5	293.9
Accumulated other comprehensive income	28.5	19.4
Retained earnings	438.0	614.5

Total stockholders’ equity	642.0	927.8

Total liabilities, minority interest and stockholders’ equity	$2,613.4	$2,572.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 23,
	2007	2006	2005
Cash provided by (used for):
Operations
Net income (loss)	$(151.3)	$101.0	$131.9
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation	130.0	121.5	112.9
Gain on deconsolidation of variable interest entities	—	—	(2.9)
Gain on sale of investments	(5.0)	(1.2)	—
Loss on disposal of assets	6.8	5.3	2.4
Increase in minority interest	0.6	—	—
(Increase) decrease in deferred income taxes	(34.5)	(13.0)	12.6
Increase in other long-term assets	(1.3)	(3.9)	(6.7)
Increase in other long-term liabilities	29.8	29.4	13.3
Asset impairments and other writedowns	179.0	4.3	6.2
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(33.4)	(105.0)	(63.8)
Increase in accounts receivable	(4.2)	(10.0)	(5.7)
(Increase) decrease in prepaid expenses	11.4	(24.0)	(9.9)
Increase (decrease) in accounts payable	(34.2)	48.1	13.8
Increase (decrease) in taxes payable	(75.8)	25.6	3.4
Increase (decrease) in accrued payroll and other liabilities	29.8	(8.2)	19.3

Net cash provided by operations	47.7	169.9	226.8

Investing
Capital expenditures	(204.2)	(196.3)	(115.5)
Proceeds from sale of investments	21.6	105.2	118.0
Purchase of investments	—	—	(95.4)
Proceeds from sale-leaseback of assets	—	—	32.3
Acquisition	—	—	(31.2)

Net cash used for investing	(182.6)	(91.1)	(91.8)

Financing
Net repayment of long-term debt	—	(0.1)	—
Net repayment of long-term capital lease obligations	(0.1)	(0.4)	(0.4)
Net funding from credit facility	317.3	23.3	7.2
Proceeds from the excess tax benefit of options exercised	4.3	—	—
Cash dividends paid	(25.2)	(25.5)	(25.1)
Issuance of common stock	26.0	27.6	44.8
Repurchase of common stock	(148.7)	(265.9)	(177.3)

Net cash provided by (used for) financing	173.6	(241.0)	(150.8)

Effect of exchange rates on cash and equivalents	0.1	(1.0)	(0.2)

Net increase (decrease) in cash and equivalents	38.8	(163.2)	(16.0)
Cash and equivalents at beginning of year	81.6	244.8	260.8

Cash and equivalents at end of year	$120.4	$81.6	$244.8

Supplemental cash flow disclosures:
Interest paid	$34.0	$13.9	$8.5
Income taxes paid	$63.5	$55.0	$64.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

Balance at January 25, 2004	78,273,341	$645.7	$22.7	$432.2	$1,100.6

Net income	—	—	—	131.9	131.9
Foreign currency translation adjustments	—	—	2.3	—	2.3
Change in fair value of derivatives, net of tax provision of $0.2	—	—	0.3	—	0.3

Comprehensive income					134.5
Cash dividends declared ($0.33 per common share)	—	—	—	(25.1)	(25.1)
Issuance of common stock	3,222,058	44.8	—	—	44.8
Repurchase and retirement of common stock	(7,619,772)	(177.3)	—	—	(177.3)
Tax benefit of equity compensation	—	11.3	—	—	11.3
Change in deferred compensation	—	0.1	—	—	0.1

Balance at January 23, 2005	73,875,627	$524.6	$25.3	$539.0	$1,088.9

Net income	—	—	—	101.0	101.0
Foreign currency translation adjustments	—	—	(5.9)	—	(5.9)

Comprehensive income					95.1
Cash dividends declared ($0.37 per common share)	—	—	—	(25.5)	(25.5)
Issuance of common stock	1,866,917	27.6	—	—	27.6
Repurchase and retirement of common stock	(11,593,147)	(265.9)	—	—	(265.9)
Tax benefit of equity compensation	—	7.5	—	—	7.5
Change in deferred compensation	—	0.1	—	—	0.1

Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8

Net loss	—	—	—	(151.3)	(151.3)
Foreign currency translation adjustments	—	—	9.1	—	9.1

Comprehensive income					(142.2)
Cash dividends declared ($0.41 per common share)	—	—	—	(25.2)	(25.2)
Issuance of common stock	1,544,904	26.0	—	—	26.0
Repurchase and retirement of common stock	(7,217,995)	(148.7)	—	—	(148.7)
Tax benefit of equity compensation	—	4.3	—	—	4.3

Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 3, 2007, the Company operated 567 superstores under the Borders name, including 499 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, two in New Zealand and one each in Singapore and Ireland. The Company also operated 564 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 3, 2007, Paperchase operated 99 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders Superstores.

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

Fiscal Year: Effective with respect to fiscal 2005, the Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2006 consisted of 53 weeks, and ended on February 3, 2007. Fiscal 2005 consisted of 53 weeks and ended January 28, 2006. Fiscal 2004 consisted of 52 weeks and ended January 23, 2005. References herein to years are to the Company’s fiscal years.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Foreign currency transaction gains/(losses) were $(1.3), $2.1, and $(0.2) in 2006, 2005, and 2004, respectively.

Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $114.1 and $102.1 as of February 3, 2007, and January 28, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The carrying value of long-lived store assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

The carrying value of non-store long-lived assets is also evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. Expected future cash flows, which are estimated over each asset’s remaining useful life, contain estimates of future cash flows based on projected trends in sales and operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate.

Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores, Waldenbooks Specialty Retail and Corporate, and the regional components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

If an impairment is detected due to the carrying value of the reporting unit being greater than the fair value, FAS 142 requires that an analysis be completed to determine the amount of the goodwill impairment. To determine the amount of the goodwill impairment, the fair value of the reporting unit is allocated to each of the reporting unit’s assets and liabilities. The amount of fair value remaining (if any) after this allocation is then compared to the recorded value of goodwill. If the remaining fair value exceeds the recorded value of goodwill, no impairment exists. If, however, the remaining fair value is less than the recorded value of goodwill, goodwill must be reduced to the amount of remaining fair value, with the reduction being recorded as an expense on the statement of operations.

As of February 3, 2007, the carrying amount of the net assets of the U.K. reporting unit exceeded its fair value. The Company then allocated the fair value of the U.K. reporting unit to the assets and liabilities of the reporting unit, and based on that allocation, determined that the entire amount of goodwill allocated to the U.K. reporting unit was impaired, and recorded a charge of $84.4 million. As of February 3, 2007, no impairment of domestic goodwill existed.

Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification, and defines

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

initial lease term to include the construction build-out period, but to exclude lease extension period(s). The Company conducts operations primarily under operating leases. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $158.6 and $154.7 as of February 3, 2007 and January 28, 2006, respectively.

Landlord Allowances: The Company classifies landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $150.5 and $132.0 as of February 3, 2007 and January 28, 2006, respectively, in accordance with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), and as an operating activity on the Company’s consolidated statements of cash flows. Also in accordance with the provisions of FTB 88-1, the Company classifies the amortization of landlord allowances as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in the Company’s consolidated statements of operations.

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

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company includes fair value changes of derivatives (net of tax) and exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $28.5 and $19.4 for exchange rate fluctuations as of February 3, 2007 and January 28, 2006, respectively.

Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of the Company’s segments. Revenue excludes sales taxes and any value-added taxes.

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, which expire in early 2008, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Borders Rewards: The Company launched the Borders Rewards loyalty program during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Five percent of all qualifying purchases made by members throughout 2006 were credited to personal Holiday Savings accounts, which were used on holiday purchases made from November 15 through January 31. The Company accrues the full cost of all rewards as they are earned by members. This cost is categorized as “Cost of merchandise sold” on the consolidated statements of operations.

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

Gift Cards: The Company sells gift cards to its customers and records a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption trends, and records the related income as a component of “Other revenue” in the Company’s consolidated statements of operations. The Company has included the liability for gift cards as a component of “Accrued payroll and other liabilities” on its consolidated balance sheets, totaling $151.7 and $145.4 as of February 3, 2007 and January 28, 2006, respectively.

Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $41.9, $39.4 and $44.7 of gross advertising expenses in 2006, 2005 and 2004, respectively.

The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company recorded $1.2 and $1.1 of vendor consideration as a reduction to its inventory balance at February 3, 2007 and January 28, 2006, respectively.

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

Equity-Based Compensation: Beginning in 2006, the Company accounted for equity-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of FAS 123(R) and for all awards granted to employees prior to the adoption date of FAS 123(R) that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The Company records compensation cost for equity-based compensation in the “Selling, general and administrative” line of the consolidated statements of operations.

Prior to 2006, the Company accounted for equity-based compensation under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted, the Company had adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation during the respective years:

	2005	2004

Net income, as reported	$101.0	$131.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.9	0.7
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.8	4.1

Pro forma net income	$100.1	$128.5

Earnings per share:
Diluted — as reported	$1.42	$1.69
Diluted — pro forma	$1.41	$1.65
Basic — as reported	$1.45	$1.72
Basic — pro forma	$1.43	$1.68

See “Note 13 — Stock-Based Compensation Plans” for further discussion of the Company’s equity-based compensation plans.

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

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Also in June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have an impact on its consolidated financial position or results of operations.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2006	2005	2004

Weighted-average common shares outstanding — basic	61,940	69,785	76,553
Dilutive effect of employee stock options	—	1,303	1,387

Weighted-average common shares outstanding — diluted	61,940	71,088	77,940

Unexercised employee stock options to purchase 1.5 million shares as of February 3, 2007 were not included in the fiscal 2006 weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the Company’s net loss. Unexercised employee stock options and unvested restricted share units to purchase 2.8 million, 4.1 million, and 3.1 million common shares as of February 3, 2007, January 28, 2006, and January 23, 2005, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the exercise price of these shares exceeding the Company’s share price at the end of the respective fiscal years.

NOTE 3 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, the Company evaluates the recoverability of the affected assets. As a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

result of such an evaluation, the Company recorded a charge of $94.6 in the fourth quarter of 2006 related to the impairment of certain long-lived assets.

In 2006, assets of underperforming domestic Borders superstores were tested for impairment and as a result, the Company recorded a charge of $9.0 in the fourth quarter. The Waldenbooks Specialty Retail segment has experienced declining sales and profits over the past several years. For the first time in 2006, the segment generated an operating loss, and the Company tested all assets of the segment for impairment. This resulted in a fourth quarter 2006 charge of $10.1 related to underperforming Waldenbooks Specialty Retail stores and a $34.3 charge related to Waldenbooks Specialty Retail’s merchandising system. In the International segment, the retail environment in the U.K. has been challenging over the last two years, resulting in declining sales and profits in the Company’s U.K. Superstores and Books etc. chains. The Company initially believed the change in the environment was temporary, due to the terrorist attacks that occurred in central London during the second quarter of 2005. However, sales for the U.K. operations did not improve as expected, and the Company tested all assets of the U.K. Superstores and Books etc. chains for impairment in 2006. As a result, the Company recorded asset impairment charges in the fourth quarter of 2006 of $30.5 related to underperforming U.K. superstores and $10.5 related to Books etc. stores, as well as $0.2 related to certain assets located at the U.K. corporate office.

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

Goodwill Impairment: In accordance with the provisions of FAS 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying values of goodwill annually or more frequently when impairment indicators arise. As a result of the decline in sales and profits of the U.K. Superstores and Books etc. chains, driven by the economic factors discussed above, the carrying amount of the net assets of the U.K. reporting unit exceeded its fair value, as calculated using principally a discounted future cash flows approach. As a result, the Company determined that the entire amount of goodwill allocated to the U.K. reporting unit was impaired, and recorded a charge of $84.4 in the fourth quarter of 2006. Subsequent to this impairment, all of the Company’s remaining goodwill relates to the domestic Borders superstores. As of February 3, 2007, no impairment of domestic goodwill existed.

The charge taken for this impairment is categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.

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

Borders superstores closed during 2006 averaged approximately 25 employees per store and Waldenbooks Specialty Retail stores closed during 2006 averaged between five to seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other Waldenbooks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Specialty Retail or domestic Borders superstore locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the closing plans is not significant.

During 2006, the Company recorded a $9.0 charge for the closing costs of its stores, consisting of the following: $4.1 relating to the closure of five domestic Borders superstores, and $4.9 relating to the closure of 124 Waldenbooks Specialty Retail stores. The charge for Borders consisted primarily of asset impairments, and the charge for Waldenbooks Specialty Retail included $0.8 of asset impairments and $2.3 of store payroll and other costs. Also included in the $4.9 charge is a $1.8 charge for inventory markdowns of the stores to be closed.

During 2005, the Company recorded a $3.4 charge for the closing costs of its stores, consisting of the following: $1.0 relating to the closure of two Borders stores, and $2.4 relating to the closure of 50 Waldenbooks Specialty Retail stores (net of a $0.1 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge for Borders consisted primarily of asset impairments, and the charge for Waldenbooks Specialty Retail included $0.4 of asset impairments and $0.9 of store payroll and other costs. Also included in the $2.4 charge is a $1.1 charge for inventory markdowns of the stores to be closed.

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

Asset impairment and store payroll costs related to store closings are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations. Inventory markdowns related to store closings are categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.

The following table summarizes Waldenbooks Specialty Retail’s store closing reserve:

Reserve balance at January 25, 2004	$1.1

2004 Charge	2.4
2004 Reserve adjustment	(0.2)
2004 Cash payments	(2.7)

Reserve balance at January 23, 2005	$0.6

2005 Charge	2.5
2005 Reserve adjustment	(0.1)
2005 Cash payments	(2.3)

Reserve balance at January 28, 2006	$0.7

2006 Charge	4.9
2006 Reserve adjustment	—
2006 Cash payments	(2.8)

Reserve balance at February 3, 2007	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The following table summarizes the sales and operating loss for the Waldenbooks Specialty Retail stores closed in each of the following fiscal years:

	2006	2005	2004

Sales	$76.0	$25.9	$19.2
Operating loss	(4.9)	(0.3)	(0.6)

During 2006, 2005 and 2004, the Company recorded charges for the estimated future lease obligations of Books etc. store closures of $2.1, $0.5 and $1.1, respectively. These amounts were categorized as “Cost of merchandise sold (includes occupancy)” on the consolidated statements of operations.

NOTE 4 — SALE-LEASEBACK TRANSACTION

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

NOTE 5 — ACQUISITION OF PAPERCHASE PRODUCTS, LTD.

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

NOTE 6 — SEATTLE’S BEST COFFEE LICENSING AGREEMENT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2006	2005

Property and equipment
Buildings	$6.9	$6.9
Leasehold improvements	754.5	647.7
Furniture and fixtures	1,107.0	979.5
Construction in progress	23.2	36.3

	1,891.6	1,670.4
Less — accumulated depreciation and amortization	(1,183.9)	(966.5)

Property and equipment, net	$707.7	$703.9

NOTE 8 — INCOME TAXES

The income tax provision consists of the following:

	2006	2005	2004

Current
Federal	$14.5	$61.6	$52.6
State and local	2.3	9.5	10.7
Foreign	1.8	0.5	1.1
Deferred
Federal	(22.0)	(11.9)	8.0
State and local	(7.6)	(0.8)	0.7
Foreign	(6.9)	(0.8)	2.6

Total income tax provision (benefit)	$(17.9)	$58.1	$75.7

A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2006	2005	2004

Federal statutory rate	$(59.2)	$55.7	$72.7
State and local taxes, net of federal tax benefit	(0.6)	5.7	7.4
Impact of foreign operations	41.7	(2.2)	(2.8)
Other	0.2	(1.1)	(1.6)

Total income tax provision (benefit)	$(17.9)	$58.1	$75.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Deferred tax assets and liabilities resulted from the following:

	2006	2005

Deferred tax assets
Accruals and other current liabilities	$7.9	$4.2
Deferred revenue	8.6	4.6
Other long-term liabilities	2.6	3.0
Deferred compensation	2.0	2.2
Deferred rent	59.3	70.0
State deferred tax assets	9.5	1.9
Foreign deferred tax assets	36.5	20.6
Asset impairments and other writedowns	21.8	8.7
Valuation allowance	(14.6)	(9.4)

Total deferred tax assets	133.6	105.8

Deferred tax liabilities
Inventory	18.6	18.2
Property and equipment	51.6	64.5
Foreign deferred tax liabilities	15.1	11.3

Total deferred tax liabilities	85.3	94.0

Net deferred tax assets	$48.3	$11.8

The Company has tax net operating loss carryforwards in foreign jurisdictions totaling $48.8 as of February 3, 2007, $30.4 as of January 28, 2006, and $28.0 as of January 23, 2005. These losses have an indefinite carryforward period. The Company has established a valuation allowance to reflect the uncertainty of realizing a portion of the benefits of these net operating losses and deferred assets in foreign jurisdictions.

Consolidated domestic income (loss) before taxes was $(23.2) in 2006, $172.4 in 2005, and $200.6 in 2004. The corresponding amounts for foreign operations were $(146.0) in 2006, $(13.3) in 2005 and $7.0 in 2004.

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested outside the United States. Cumulative foreign earnings considered permanently reinvested totaled $31.5 as of February 3, 2007 and $21.9 as of January 28, 2006.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web Site agreement with Amazon. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against the Company in Tennessee and Nevada have been dismissed.

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

NOTE 10 — DEBT

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

agreement) of $539.6 million at February 3, 2007 and $153.6 at January 28, 2006. The weighted average interest rate in 2006 and 2005 was approximately 6.5% and 6.0%, respectively.

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

Debt of Consolidated VIEs: The Company includes the debt of two variable interest entities (“VIEs”), consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), in its consolidated balance sheets. Scheduled principal payments of this debt as of February 3, 2007 total $0.2 in 2007, $0.2 in 2008, $0.2 in 2009, $0.2 in 2010, $0.3 in 2011, $4.3 in all later years, and in the aggregate, total $5.4. See “Note 11 — Leases” for further discussion of the Company’s consolidation of these VIEs.

As of February 3, 2007, the Company was in compliance with its debt covenants.

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

Lease Commitments: Future minimum lease payments under operating leases at February 3, 2007 total $390.7 in 2007, $373.9 in 2008, $352.2 in 2009, $331.4 in 2010, $314.3 in 2011, and $2,182.9 in all later years, and in the aggregate, total $3,945.4.

Rental Expenses: A summary of operating lease minimum and percentage rental expense follows:

	2006	2005	2004

Minimum rentals	$409.6	$378.0	$369.5
Percentage rentals	21.4	18.9	8.7

Total	$431.0	$396.9	$378.2

Capitalized Leases: The Company accounts for certain items under capital leases. Scheduled principal payments of capitalized leases as of February 3, 2007 total $0.4, due in 2007.

Consolidated VIEs: The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.1, long-term debt (including current portion) of $5.4 and minority interest of $0.3 at February 3, 2007, and has recorded property and equipment, net of accumulated depreciation, of $5.3, long-term debt (including current portion) of $5.6 and minority interest of $0.3 at January 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 12 — EMPLOYEE BENEFIT PLANS

Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s Savings Plan. The Company’s expense related to this plan was $4.9, $5.0, and $4.7 for 2006, 2005 and 2004, respectively.

NOTE 13 — STOCK-BASED COMPENSATION PLANS

2004 Long-Term Incentive Plan: The Company maintains the 2004 Long-Term Incentive Plan (the “2004 Plan”), pursuant to which the Company may grant stock-based awards to employees and non-employee directors of the Company, including restricted shares and share units of its common stock and options to purchase its common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. Three million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At February 3, 2007, 3.7 million shares remained available for grant.

Under the 2004 Plan, the exercise price of options granted will not be less than the fair value of the Company’s common stock at the date of grant. The plan provides for vesting periods as determined by the Compensation Committee of the Company’s Board of Directors. The Company recognizes compensation expense for options granted on a straight-line basis over the vesting period.

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

The Company grants performance-based share units of its common stock (“RSUs”) to its senior management personnel. RSUs vest in amounts based on the achievement of performance goals. The Compensation Committee of the Company’s Board of Directors establishes the RSU’s performance criteria and vesting period. The Company also grants time-vested restricted stock to its senior management personnel.

The Company previously recognized compensation expense for the RSUs granted under the 2004 Plan using variable accounting, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under variable accounting, estimates of compensation costs were recorded and updated each period until the measurement date, based on changes in the Company’s share price and the estimated vesting period of the RSUs. Beginning in 2006, the Company recognized compensation expense for the RSUs in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). In accordance with FAS 123(R), the Company records compensation cost based on the fair market value of the RSUs on the date of grant.

Employee Stock Purchase Plan: The Company maintained an employee stock purchase plan (the “Employee Plan”), which allowed the Company’s associates not eligible under the 2004 Plan to purchase shares of the Company’s common stock at a 15% discount from their fair market value. The Employee Plan expired as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-	Aggregate	Weighted-
	Number	Average	Intrinsic	Average
All Plans	of Shares	Exercise Price	Value	Contract Life

Outstanding at January 25, 2004	13,043	19.67
Granted	69	23.52
Exercised	3,121	13.85
Forfeited	995	21.81
Outstanding at January 23, 2005	8,996	21.48
Granted	13	24.43
Exercised	1,737	14.85
Forfeited	907	23.79
Outstanding at January 28, 2006	6,365	22.98
Granted	531	18.59
Exercised	1,338	16.03
Forfeited	717	24.34
Outstanding at February 3, 2007	4,841	24.22	$—	2.0
Balance exercisable at
January 23, 2005	6,985	21.95
January 28, 2006	5,752	23.20
February 3, 2007	4,238	24.93	$—	1.5

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $3.84, $4.49, and $7.30 in 2006, 2005 and 2004, respectively.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date. The following assumptions were used in the calculation:

	2006	2005	2004

Risk-free interest rate	4.7-5.1%	3.8-4.1%	2.8-4.7%
Expected life	3-5 years	3-5 years	3-5 years
Expected volatility	25.1-25.5%	25.6-27.6%	29.9-35.2%
Expected dividends	1.6-2.3%	1.3-1.6%	1.3-1.6%

Under FAS 123(R), the Company recognized $2.1, or $0.03 per share, net of $1.3 tax benefit, of stock-based compensation expense related to stock options, restricted stock grants, and employee stock purchases for the year ended February 3, 2007. As of February 3, 2007, unrecognized compensation cost was $1.1 with a weighted-average future vesting period of 2.5 years related to stock options and $3.4 with a weighted-average future vesting period of 1.6 years related to restricted stock grants and employee stock purchases. Stock-based compensation expense is included in Selling, general and administrative expenses. Upon adoption of FAS 123(R), the balance of $0.4 of deferred compensation was charged to additional paid in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The following table summarizes the information regarding stock options outstanding at February 3, 2007 (number of shares in thousands):

	Outstanding			Exercisable
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$10.23-$13.63	35	2.6	13.11	35	13.11
$13.64-$17.03	281	2.7	14.45	281	14.45
$17.04-$20.44	962	4.2	17.45	512	17.34
$20.45-$23.84	1,268	1.8	22.28	1,200	22.23
$23.85-$27.25	296	2.7	25.02	211	25.14
$27.26-$30.66	1,636	0.9	29.79	1,636	29.79
$30.67-$34.06	363	1.2	31.78	363	31.78

A summary of the information relative to the Company’s granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV
Stock purchased:
2004 Plan (or prior plan)
2004	45	17.74	23.59
2005	32	17.80	26.05
2006	75	14.17	17.75
Employee plan
2004	28	20.64	24.29
2005	26	20.28	23.86
2006	—	—	—
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2004	17	—	23.59
2005	50	—	23.96
2006	114	—	24.16
Performance-based stock units issued:
2004 Plan
2004	288	—	23.50
2005	395	—	26.24
2006	405	—	23.59

NOTE 14 — FINANCIAL INSTRUMENTS

The Company is subject to risk resulting from interest rate fluctuations, as interest on certain of the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. During 2005, the Company utilized two interest rate swaps to achieve this objective, effectively converting a portion of its variable rate exposure to fixed interest rates. In accordance with the provisions of FAS 133, the Company designated these interest rate swap agreements as cash flow hedges. These two interest rate swaps settled during the second quarter of 2005, and a cumulative loss was realized, totaling less than $0.1.

A portion of the Company’s borrowings is based on a fixed interest rate. In August 2003, the Company entered into an interest rate swap to convert the fixed rate, upon which the $50.0 of Notes were based, to a variable rate based on LIBOR. In accordance with the provisions of FAS 133, the Company designated this swap agreement as a fair market value hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair market value hedge are recorded in the Company’s consolidated statements of operations, as are changes in the fair value of the hedged debt. This fair market value hedge settled during the second quarter of 2006.

As of January 28, 2006, the Company had the following interest rate swap in effect:

January 28, 2006
Notional Amount	Strike Rate	Period	Fair Market Value

$50.0	variable	8/03-7/06	$(0.3)

The Company had no interest rate swaps in effect as of February 3, 2007.

NOTE 15 — SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of the unallocated portion of certain corporate governance and other costs). The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes charges allocating all corporate headquarters costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	2006	2005	2004

Sales
Domestic Borders superstores	$2,750.0	$2,709.5	$2,588.9
Waldenbooks Specialty Retail	663.9	744.8	779.9
International	650.0	576.4	510.7

Total sales	$4,063.9	$4,030.7	$3,879.5

Depreciation expense
Domestic Borders superstores	$86.7	$84.5	$80.4
Waldenbooks Specialty Retail	20.9	18.2	16.7
International	22.4	18.8	15.8
Corporate	—	—	—

Total depreciation expense	$130.0	$121.5	$112.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2006	2005	2004

Operating income (loss)
Domestic Borders superstores	$92.4	$174.1	$177.5
Waldenbooks Specialty Retail	(78.0)	2.5	25.9
International	(135.9)	6.4	24.4
Corporate	(15.3)	(9.6)	(11.1)

Total operating income	$(136.8)	$173.4	$216.7

Total assets
Domestic Borders superstores	$1,714.6	$1,615.2	$1,484.7
Waldenbooks Specialty Retail	322.3	345.8	328.3
International	448.1	476.5	452.8
Corporate	128.4	134.7	363.0

Total assets	$2,613.4	$2,572.2	$2,628.8

Capital expenditures
Domestic Borders superstores	$128.9	$98.1	$64.5
Waldenbooks Specialty Retail	12.0	19.8	12.2
International	47.7	45.9	20.6
Corporate	15.6	32.5	18.2

Total capital expenditures	$204.2	$196.3	$115.5

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2006	2005	2004

Domestic Borders superstores	$12.9	$10.6	$10.2
Waldenbooks Specialty Retail	6.1	4.9	4.8
International	0.3	0.2	0.2

Total	$19.3	$15.7	$15.2

Long-lived assets by geographic area are as follows:

	2006	2005	2004

Long-lived assets:
Domestic	$705.3	$688.4	$628.0
International	184.5	246.0	235.4

Total long-lived assets	$889.8	$934.4	$863.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 16 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2006
	Q1	Q2	Q3	Q4

Total revenue	$867.8	$866.3	$860.4	$1,519.0
Gross margin	200.7	204.8	185.1	457.7
Net loss	(20.2)	(18.4)	(39.1)	(73.6)
Diluted loss per common share	(0.31)	(0.29)	(0.64)	(1.25)
Basic loss per common share	(0.31)	(0.29)	(0.64)	(1.25)

	Fiscal 2005
	Q1	Q2	Q3	Q4

Total revenue	$857.3	$901.1	$845.8	$1,475.0
Gross margin	216.6	231.2	203.0	488.9
Net income (loss)	(5.3)	1.3	(14.1)	119.1
Diluted earnings (loss) per common share	(0.07)	0.02	(0.20)	1.78
Basic earnings (loss) per common share	(0.07)	0.02	(0.20)	1.80

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 17 — SUBSEQUENT EVENT

Subsequent to the 2006 fiscal year end, the Company announced it was exploring strategic alternatives, including possible sale, franchise opportunity or restructuring, for portions of its International businesses, including the U.K. superstores, Books etc. stores, as well as the Ireland, Australia and New Zealand superstores.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Borders Group, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 30, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 3, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Control: During the quarter ended February 3, 2007, the Company substantially completed implementation of a new merchandising system in Waldenbooks, which it began during the third quarter of 2005. The Company believes the controls over the processes affected by the implementation are functioning effectively as of February 3, 2007. Also during the quarter ended February 3, 2007, the Company substantially completed the review of both its disclosure controls and procedures and its internal control over financial reporting specific to the International segment. The Company believes these controls are functioning effectively as of February 3, 2007.

Management’s Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of February 3, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Borders Group, Inc. maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Borders Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Borders Group, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Borders Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Borders Group, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007, and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 30, 2007

Item 9B.	Other Information

On March 29, 2007, the Board of Directors of the Company adopted an amendment to the Company’s 2004 Long-Term Incentive Plan to provide that awards made to non-employee directors will consist only of restricted stock or restricted stock units. The amendment to the Company’s 2004 Long-Term Incentive Plan is attached as Exhibit 10.36 to this report and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.” Information pertaining to directors of the Company required by Item 10 is included under the caption “Election of Directors” in the Company’s Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders.

Code of Ethics and Other Corporate Governance Information

Information regarding the Company’s Business Conduct Policy and its Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to the information under the heading “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement dated April 17, 2007 for the Company’s May 24, 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(7)	Restated bylaws of Borders Group, Inc.
3	.3(21)	First Amendment to the Restated By laws of Borders Group, Inc.
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(7)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(15)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan

Exhibit
Number		Description

10	.11(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.12(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.13(7)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.14(8)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.15(9)	Borders Group, Inc. Long Term Incentive Plan
10	.16(10)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.17(11)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.18(12)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.19(12)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.20(12)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(14)	Restricted Share Unit Grant Agreement
10	.22(16)	Restricted Share Grant Agreement
10	.23(17)	Increase of Total Commitment and Amendment No. 1 dated as of October 25, 2005 to the Amended and Restated Multicurrency Revolving Credit Agreement, among Borders Group, Inc., its subsidiaries and Parties thereto
10	.24(18)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.25(13)	Non-Qualified Deferred Compensation Plan
10	.26(19)	2006 Restricted Share Unit Grant Agreement
10	.27(19)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.28(20)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz
10	.29(21)	Summary of Employment Agreement between Mr. Jones and the Company
10	.30(21)	Employment Agreement between Mr. Jones and the Company
10	.31(22)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.32(23)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.33(24)	Description of Special Incentive Program for 2007
10.34		Employment terms between Mr. Armstrong and the Company
10.35		Employment terms between Mr. Gruen and the Company
10.36		Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10.37		Severance Agreement between Mr. Altruda and the Company

Exhibit
Number		Description

14	.1(10)	Code of Ethics Relating to Financial Reporting
14	.2(10)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 28, 2005 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 1-13740).

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

BORDERS GROUP, INC.
(Registrant)

By:	/s/ GEORGE L. JONES
George L. Jones
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George L. Jones George L. Jones	Chief Executive Officer and President	March 30, 2007

/s/ Edward W. Wilhelm Edward W. Wilhelm	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Donald G. Campbell Donald G. Campbell	Director	March 30, 2007

/s/ Joel J. Cohen Joel J. Cohen	Director	March 30, 2007

/s/ Amy B. Lane Amy B. Lane	Director	March 30, 2007

/s/ Brian T. Light Brian T. Light	Director	March 30, 2007

/s/ Victor L. Lund Victor L. Lund	Director	March 30, 2007

/s/ Dr. Edna Greene Medford Dr. Edna Greene Medford	Director	March 30, 2007

/s/ Lawrence I. Pollock Lawrence I. Pollock	Director, Non-Executive Chairman	March 30, 2007

/s/ Michael Weiss Michael Weiss	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(3)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(5)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(7)	Restated bylaws of Borders Group, Inc.
3	.3(21)	First Amendment to the Restated By laws of Borders Group, Inc.
10	.2(3)	Borders Group, Inc. Stock Option Plan
10	.3(7)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(1)	Borders Group, Inc. Employee Stock Purchase Plan
10	.5(2)	First Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.6(5)	Second Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.7(5)	Third Amendment to the Borders Group, Inc. Employee Stock Purchase Plan
10	.8(15)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.9(4)	Borders Group, Inc. Stock Option Plan for International Employees
10	.10(5)	1998 Borders Group, Inc. Stock Option Plan
10	.11(5)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.12(6)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.13(7)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.14(8)	Note Purchase Agreement dated as of July 30, 2002 relating to the 6.31% Senior Guaranteed Notes of Borders Group, Inc.
10	.15(9)	Borders Group, Inc. Long Term Incentive Plan
10	.16(10)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.17(11)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.18(12)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.19(12)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.20(12)	Amendment No. 1 to the Note Purchase Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.21(14)	Restricted Share Unit Grant Agreement
10	.22(16)	Restricted Share Grant Agreement
10	.23(17)	Increase of Total Commitment and Amendment No. 1 dated as of October 25, 2005 to the Amended and Restated Multicurrency Revolving Credit Agreement, among Borders Group, Inc., its subsidiaries and Parties thereto
10	.24(18)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.25(13)	Non-Qualified Deferred Compensation Plan
10	.26(19)	2006 Restricted Share Unit Grant Agreement

Exhibit
Number		Description

10	.27(19)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.28(20)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz
10	.29(21)	Summary of Employment Agreement between Mr. Jones and the Company
10	.30(21)	Employment Agreement between Mr. Jones and the Company
10	.31(22)	Second Amendment and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.32(23)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.33(24)	Description of Special Incentive Program for 2007
10.34		Employment terms between Mr. Armstrong and the Company
10.35		Employment terms between Mr. Gruen and the Company
10.36		Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10.37		Severance Agreement between Mr. Altruda and the Company
14	.1(10)	Code of Ethics Relating to Financial Reporting
14	.2(10)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-90918).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-80643).

(3)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2002 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2003 (Filed No. 1-13740).

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 28, 2005 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 27, 2007 (File No. 1-13740).