Form 10-Q
period 2007-05-05
BORDERS GROUP INC
filed 2007-06-12
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

The number of shares of common stock outstanding at June 7, 2007 was 58,808,830

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17

Part II - Other information

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security holders	N/A
Item 4T. Controls and Procedures	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	18

Signatures	19

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Sales	$876.8	$860.0
Other revenue	9.0	7.8
Total revenue	885.8	867.8

Cost of merchandise sold (includes occupancy)	689.0	667.1
Gross margin	196.8	200.7

Selling, general and administrative expenses	243.6	225.4
Pre-opening expense	1.3	1.9
Asset impairments and other writedowns	0.8	0.6
Operating loss	(48.9)	(27.2)

Interest expense	9.9	5.4
Loss before income tax	(58.8)	(32.6)

Income tax benefit	(22.9)	(12.4)
Net loss	$(35.9)	$(20.2)

Loss per common share data
Diluted:
Loss per common share	$(0.61)	$(0.31)
Weighted average common shares outstanding (in millions)	58.6	64.4
Basic:
Loss per common share	$(0.61)	$(0.31)
Weighted average common shares outstanding (in millions)	58.6	64.4

Dividends declared per common share	$0.11	$0.10

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	May 5, 2007	April 29, 2006	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$83.9	$47.0	$120.4
Merchandise inventories	1,522.3	1,457.9	1,452.0
Accounts receivable and other current assets	149.9	159.5	151.2
Total current assets	1,756.1	1,664.4	1,723.6
Property and equipment, net of accumulated depreciation of
$1,203.8, $992.4 and $1,183.9 at May 5, 2007, April 29,
2006 and February 3, 2007, respectively	714.5	717.8	707.7
Other assets	64.8	78.9	65.1
Deferred income taxes	80.9	40.5	76.7
Goodwill	40.3	125.6	40.3
Total assets	$2,656.6	$2,627.2	$2,613.4

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$717.6	$437.5	$542.6
Trade accounts payable	593.2	616.6	631.4
Accrued payroll and other liabilities	309.2	271.2	333.1
Taxes, including income taxes	22.8	24.8	60.4
Deferred income taxes	28.7	29.4	28.4
Total current liabilities	1,671.5	1,379.5	1,595.9
Long-term debt	5.2	5.3	5.2
Other long-term liabilities	376.6	338.0	368.3
Total liabilities	2,053.3	1,722.8	1,969.4
Minority interest	1.9	1.4	2.0
Total liabilities and minority interest	2,055.2	1,724.2	1,971.4
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
58,740,987, 64,386,462 and 58,476,306 shares issued
and outstanding at May 5, 2007, April 29, 2006 and
February 3, 2007, respectively	178.4	293.7	175.5
Accumulated other comprehensive income	31.6	21.5	28.5
Retained earnings	391.4	587.8	438.0
Total stockholders' equity	601.4	903.0	642.0
Total liabilities, minority interest and stockholders' equity	$2,656.6	$2,627.2	$2,613.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED May 5, 2007
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0
Net loss	-	-	-	(35.9)	(35.9)
Currency translation adjustment	-	-	3.1	-	3.1
Comprehensive loss					(32.8)
Adoption of FIN 48				(4.2)	(4.2)
Cash dividends declared ($0.11 per common share)	-	-	-	(6.5)	(6.5)
Issuance of common stock	264,681	2.7	-	-	2.7
Tax benefit of equity compensation	-	0.2	-	-	0.2
Balance at May 5, 2007	58,740,987	$178.4	$31.6	$391.4	$601.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Cash provided by (used for):
Operations
Net loss	$(35.9)	$(20.2)
Adjustments to reconcile net loss to operating cash flows:
Depreciation	28.0	30.0
Loss on disposal of assets	0.1	0.5
Gain on disposal of assets	(0.5)	-
Increase in minority interest	(0.1)	-
(Increase) Decrease in deferred income taxes	(3.0)	0.9
Decrease in other long-term assets	0.4	0.9
Increase (Decrease) in other long-term liabilities	(2.8)	8.6
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(65.6)	(50.4)
Decrease in accounts receivable	15.1	14.2
Increase in prepaid expenses	(15.7)	(16.4)
Decrease in accounts payable	(39.8)	(44.3)
Decrease in taxes payable	(31.9)	(110.8)
Decrease in expenses payable and accrued liabilities	(16.8)	(29.6)
Net cash used for operations	(168.5)	(216.6)
Investing
Capital expenditures	(37.6)	(40.4)
Proceeds from sale of assets	1.2	-
Net cash used for investing	(36.4)	(40.4)
Financing
Repayment of long-term debt	(0.2)	(0.1)
Net funding from credit facility	172.6	228.1
Proceeds from the excess tax benefit of stock option exercises	0.2	2.8
Issuance of common stock	2.7	14.7
Payment of cash dividends	(6.5)	(6.5)
Repurchase of common stock	-	(17.7)
Net cash provided by financing	168.8	221.3
Effect of exchange rates on cash and equivalents	(0.4)	1.1
Net decrease in cash and equivalents	(36.5)	(34.6)
Cash and equivalents at beginning of year	120.4	81.6
Cash and equivalents at end of period	$83.9	$47.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2007 will consist of 52 weeks, and will end on February 2, 2008. References herein to years are to the Company’s fiscal years.

At May 5, 2007, the Company operated 572 superstores under the Borders name, including 502 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, four in New Zealand and one each in Singapore and Ireland. The Company also operated 553 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 5, 2007, Paperchase operated 100 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The parties have engaged in mediation in an attempt to resolve the matter but have not reached an agreement. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases if borrowings under the facility exceed (or would exceed after the payments) 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $714.8 at May 5, 2007, $384.2 at April 29, 2006 and $539.6 at February 3, 2007.

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

Debt of Consolidated VIEs: At May 5, 2007, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0, long-term debt (including current portion) of $5.3 and minority interest of $0.3 at May 5, 2007.

As of May 5, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. The Company plans to pursue additional financing beyond its existing Credit Agreement in the form of a term loan ranging from $150.0 to $200.0, which it expects to complete in the second quarter of this year. This additional financing is expected to provide the flexibility to fund the execution of the Company’s strategic plan and ensure that borrowings under the Credit Agreement do not exceed 90% of the borrowings permitted thereunder. The additional financing may include covenants that are more restrictive than those under the Credit Agreement.

NOTE 4 - INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. Upon adoption, the Company recognized an additional $4.2 liability for unrecognized tax benefits, which was accounted for as a reduction to beginning retained earnings.

As of the beginning of the year, total unrecognized tax benefits, adjusted for the impact of the adoption of FIN 48, totaled $13.8. As of the end of the first quarter, this amount increased to $13.9. This balance represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

in its income tax provision. The adoption of FIN 48 also resulted in the reclassification of $7.2 from current taxes payable to non-current accrued liabilities.

A number of the Company’s tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2003 through 2006, tax returns in certain states for 1996 through 2006, and tax returns in certain foreign jurisdictions for 1999 through 2006.

NOTE 5- SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of certain corporate governance and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Sales
Borders	$615.0	$606.4
Waldenbooks	108.1	127.2
International	153.7	126.4
Total sales	$876.8	$860.0

Operating income (loss)
Borders	$(22.0)	$1.5
Waldenbooks	(14.0)	(16.0)
International	(9.8)	(10.3)
Corporate	(3.1)	(2.4)
Total operating income (loss)	$(48.9)	$(27.2)

Total assets
Borders	$1,767.0	$1,659.4
Waldenbooks	318.9	350.6
International	462.6	499.0
Corporate	108.1	118.2
Total assets	$2,656.6	$2,627.2

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Borders	$2.8	$3.1
Waldenbooks	-	1.5
International	-	0.1
Total	$2.8	$4.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At May 5, 2007, the Company operated 572 superstores under the Borders name, including 502 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, four in New Zealand and one each in Singapore and Ireland. The Company also operated 553 mall-based and other bookstores primarily under the Waldenbooks name in the United States and 30 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owns and operates United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 5, 2007, Paperchase operated 100 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

Business Strategy

On March 22, 2007, the Company announced a new strategic plan, which consists of the following principal components:

Grow comparable store sales and profitability in the domestic Borders superstores. In 2007, the Company will focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. The Company will also continue development of a new concept store, which began in 2006. The first new concept store is scheduled to open in early 2008. The concept store will include the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store will also include a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. In addition to the changes to the concept store, the Company has made changes to its loyalty program, Borders Rewards, which was launched domestically in early 2006 and has grown to nearly 17 million members. The Company has modified Borders Rewards for 2007 to increase profitability, and will use the program to drive revenue through partnerships with other organizations, and drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

Right-size the Waldenbooks Specialty Retail business. The Waldenbooks Specialty Retail segment has experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and increased competition from all channels. The Company is working to aggressively right-size the Waldenbooks mall store base, which could result in additional asset impairments and store closure costs in the next few years, but will position the Company to improve sales, profitability and free cash flow in the long term. The Company will retain stable locations that meet acceptable profit and return on investment objectives. The Company is also making changes to product mix and formats to drive sales and profitability.

Explore strategic alternatives in the International segment. The Company has moderated growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. Strategic alternatives for portions of the International businesses are being explored, including the U.K. superstores, Books etc. stores, and the Ireland, Australia and New Zealand superstores. The Company believes the Borders brand has global potential, however, and believes that future International growth will most likely utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates, or another similar risk-sharing model.

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

Other Information

The Company launched Borders Rewards during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Beginning April 12, 2007, the Company replaced the program’s previous member benefits with Borders Bucks. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. In addition to the launch of Borders Bucks, the Company will be offering Bonus Rewards Events, whereby members get specific deals periodically throughout the year.

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of May 5, 2007, Berjaya operated three Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which opened in Dubai during the fourth quarter of fiscal 2006.

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com, Waldenbooks.com, Borders.co.uk and Booksetc.co.uk URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch a proprietary e-commerce site in early 2008.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Sales	100.0%	100.0%
Other revenue	1.0	0.9
Total revenue	101.0	100.9
Cost of merchandise sold (includes occupancy)	78.6	77.6
Gross margin	22.4	23.3
Selling, general and administrative expenses	27.8	26.2
Pre-opening expense	0.1	0.2
Asset impairments and other writedowns	0.1	0.1
Operating loss	(5.6)	(3.2)
Interest expense	1.1	0.6
Loss before income tax	(6.7)	(3.8)
Income tax benefit	(2.6)	(1.4)
Net loss	(4.1)%	(2.4)%

Consolidated Results - Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Sales

Consolidated sales increased $16.8 million, or 2.0%, to $876.8 million in 2007 from $860.0 million in 2006. This resulted primarily from increased sales in the Borders and International segments, partially offset by decreased sales in the Waldenbooks segment.

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

Comparable store sales for domestic Borders superstores decreased 1.9% in 2007. This was due primarily to a decline in customer traffic of approximately 4%. Comparable store sales for books declined slightly, music continued to significantly decline, and DVD sales were relatively flat. Gifts and stationary comparable store sales increased, as did café sales. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 1.0% in 2007. The comparable store sales decrease was primarily due to a decline in customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores decreased 2.5% in 2007. In particular, the United Kingdom experienced negative comparable store sales, primarily resulting from the slow economic environment and increased competition. Partially offsetting these decreases were positive comparable store sales in Australia, New Zealand and Singapore.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as wholesale revenue earned through sales of merchandise to franchisees. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue increased $1.2 million, or 15.4%, to $9.0 million in 2007 from $7.8 million in 2006. This is mainly due to increased royalty income from franchise stores.

Gross margin

Consolidated gross margin decreased $3.9 million, or 1.9%, to $196.8 million in 2007 from $200.7 million in 2006. As a percentage of sales, consolidated gross margin decreased 0.9%, to 22.4% in 2007 from 23.3% in 2006. This was due to decreases in the Borders and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. The decrease in the Borders segment was primarily the result of increased promotional discounts and occupancy expense as a percentage of sales, while the decrease in the Waldenbooks Specialty Retail segment was mainly due to a slight increase in markdowns as a percentage of sales. The increase in the International segment was primarily due to lower occupancy expense as a percentage of sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $18.2 million, or 8.1%, to $243.6 million in 2007 from $225.4 million in 2006. As a percentage of sales, SG&A increased 1.6%, to 27.8% in 2007 from 26.2% in 2006, due to increases in all segments. The Borders increase was primarily due to increases (as a percentage of sales) in store expenses, store payroll, and administrative payroll. In addition, Borders recognized income from the Visa Check/MasterMoney Antitrust Litigation settlement in 2006. This settlement pertained to a class action lawsuit brought against Visa and MasterMoney related to their debit card policies. The increase in the Waldenbooks Specialty Retail segment was the result of increased store expenses and administrative payroll as a percentage of sales. The International increase was primarily due to expenses incurred to explore strategic alternatives for that segment. The increase in SG&A as a percentage of sales was also impacted by negative comparable store sales in all business segments.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $4.5 million, or 83.3%, to $9.9 million in 2007 from $5.4 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures and inventory investment.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's effective tax rate used was 39.0% in 2007 compared to 37.9% in 2006. This increase is primarily due to a greater portion of earnings being realized in jurisdictions with higher tax rates.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 4.1% in 2007 from 2.4% in 2006, and net loss dollars increased to $35.9 million in 2007 from $20.2 million in 2006.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders, Books etc. and Paperchase stores), and Corporate (consisting of certain corporate governance and incentive costs). See “Note 5 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores
	13 Weeks Ended
(dollar amounts in millions)	May 5, 2007	April 29, 2006
Sales	$615.0	$606.4
Other revenue	$4.9	$5.1
Operating income (loss)	$(22.0)	$1.5
Operating income (loss) as % of sales	(3.6)%	0.2%
Store openings	4	5
Store closings	1	-
Store count	502	478

Domestic Borders Superstores - Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Sales

Domestic Borders Superstore sales increased $8.6 million, or 1.4%, to $615.0 million in 2007 from $606.4 million in 2006. This increase was comprised of non-comparable sales of $20.0 million, associated with 2007 and 2006 store openings, partially offset by decreased comparable store sales of $11.4 million.

Other revenue

Other revenue decreased $0.2 million, or 3.9%, to $4.9 million in 2007 from $5.1 million in 2006.

Gross margin

Gross margin as a percentage of sales decreased 2.0%, to 23.6% in 2007 from 25.6% in 2006. This was primarily due to increased promotional discounts and occupancy expense of 1.8% as a percentage of sales. The increase in occupancy as a percentage of sales resulted from the de-leveraging of costs driven by negative comparable store sales and costs related to store closures. In addition, distribution and freight costs increased 0.2% as a percentage of sales.

Gross margin dollars decreased $9.7 million, or 6.3%, to $145.3 million in 2007 from $155.0 million in 2006, due primarily to the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.8%, to 26.9% in 2007 from 25.1% in 2006. The increase was due to increased store expenses of 0.8% as a percentage of sales, primarily the result of income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement. In addition, store payroll increased 0.4% as a percentage of sales, as a result of sales decreasing at a rate greater than payroll. The remainder of the increase in SG&A as a percentage of sales was due to investment in strategic initiatives and the development of the e-commerce Web site.

SG&A dollars increased $13.5 million, or 8.9%, to $165.5 million in 2007 from $152.0 million in 2006 primarily due to new store openings and the increased store payroll and operating expenses required. Also contributing to the increase was the 2006 income from the Visa Check/MasterMoney Antitrust Litigation settlement.

Operating income (loss)

Due to the factors mentioned above, operating loss as a percentage of sales was 3.6% in 2007 compared to operating income of 0.2% in 2006. Operating loss was $22.0 million in 2007 compared to operating income of $1.5 million in 2006.

Waldenbooks Specialty Retail
	13 Weeks Ended
(dollar amounts in millions)	May 5, 2007	April 29, 2006
Sales	$108.1	$127.2
Other revenue	$0.5	$0.5
Operating loss	$(14.0)	$(16.0)
Operating loss as % of sales	(13.0)%	(12.6)%
Store openings	-	3
Store closings	11	16
Store count	553	665

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Sales

Waldenbooks Specialty Retail sales decreased $19.1 million, or 15.0%, to $108.1 million in 2007 from $127.2 million in 2006. This was comprised of decreased non-comparable sales associated with 2007 and 2006 store closings of $18.1 million and decreased comparable store sales of $1.0 million.

Other revenue

Other revenue remained flat in 2007 compared to 2006.

Gross margin

Gross margin as a percentage of sales decreased 0.1%, to 18.7% in 2007 from 18.8% in 2006. This was primarily due to increased markdowns as a percentage of sales.

Gross margin dollars decreased $3.7 million, or 15.5%, to $20.2 million in 2007 from $23.9 million in 2006, primarily due to store closings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.8%, to 31.7% in 2007 from 30.9% in 2006. This was primarily due to a 0.7% increase in store expenses and a 0.8% increase in administrative payroll. Both increases were the result of sales decreasing at a rate faster than expenses. Partially offsetting these increases was a 0.7% decrease in non-payroll administrative costs, largely due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments.

SG&A dollars decreased $5.1 million, or 13.0%, to $34.2 million in 2007 from $39.3 million in 2006, primarily due to store closures and decreased depreciation expense.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 13.0% in 2007 from 12.6% in 2006, while operating loss dollars decreased $2.0 million to $14.0 million in 2007 from $16.0 million in 2006.

International
	13 Weeks Ended
(dollar amounts in millions)	May 5, 2007	April 29, 2006
Sales	$153.7	$126.4
Other revenue	$3.6	$2.2
Operating loss	$(9.8)	$(10.3)
Operating loss as % of sales	(6.4)%	(8.1)%
Superstore store openings	2	1
Superstore store count	70	56
Books etc. store openings	-	-
Books etc. store closings	-	2
Books etc. store count	30	31

International - Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Sales

International sales increased $27.3 million, or 21.6%, to $153.7 million in 2007 from $126.4 million in 2006. Of this increase, $14.4 million was due to the translation of foreign currencies to U.S. dollars. The increase excluding the effect of foreign currency translation was 10.2% and was the result of new superstore openings, partially offset by a decline in comparable store sales.

Other revenue

Other revenue increased $1.4 million, or 63.6%, to $3.6 million in 2007 from $2.2 million in 2006. This was primarily due to increased royalty income from franchise stores.

Gross margin

Gross margin as a percentage of sales increased 3.0%, to 20.3% in 2007 from 17.3% in 2006, primarily the result of a decrease in occupancy costs of 1.2% as a percentage of sales. In the fourth quarter of 2006, the Company impaired a significant amount of fixed assets relating to certain underperforming U.K. superstores and Books etc. stores. As a result, depreciation expense as a percentage of sales decreased, driving the improvement in occupancy costs as a percentage of sales. The remainder of the increase in gross margin percentage was primarily due to expense recognized in 2006 to correct a prior year error in the calculation of Books etc. gross margin.

Gross margin dollars increased $9.5 million, or 43.6%, to $31.3 million in 2007 from $21.8 million in 2006. Of this increase, $2.9 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the factors described above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.5%, to 26.6% in 2007 from 25.1% in 2006. This was primarily the result of increased administrative expenses of 1.0% as a percentage of sales, due to professional fees incurred in 2007 to explore strategic alternatives for the International segment. The remainder of the increase, or 0.5%, was due to increased advertising expense in the United Kingdom.

SG&A dollars increased $9.1 million, or 28.7%, to $40.8 million in 2007 from $31.7 million in 2006. Of this increase, $3.6 million is primarily due to the translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 6.4% in 2007 from 8.1% in 2006, and operating loss dollars decreased $0.5 million, or 4.9%, to $9.8 million in 2007 from $10.3 million in 2006.

Corporate
	13 Weeks Ended
(dollar amounts in millions)	May 5, 2007	April 29, 2006
Operating loss	$(3.1)	$(2.4)

The Corporate segment includes various corporate governance and incentive costs.

Corporate - Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Operating loss dollars increased $0.7 million to $3.1 million in 2007 from $2.4 million in 2006. This was primarily due to costs incurred to explore financing alternatives in 2007.

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

Net cash used by operations was $168.5 million and $216.6 million for 13 weeks ended May 5, 2007 and April 29, 2006, respectively. Operating cash outflows for the period represent operating results, increases in inventories, prepaid expenses, deferred income taxes, and minority interest as well as decreases in accounts payable, taxes payable, expenses payable and accrued liabilities, and other long-term liabilities. The current period operating cash inflows primarily reflect non-cash charges for depreciation and decreases in accounts receivable and other long-term assets.

Net cash used for investing for the period was $36.4 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, the development of the e-commerce Web site, new corporate information technology systems, and maintenance spending. These expenditures were partially offset by proceeds from the Company’s sale of assets of $1.2 million. Net cash used for investing was $40.4 million in 2006.

Net cash provided by financing was $168.8 million in 2007, resulting primarily from funding from the credit facility of $172.6 million, as well as proceeds from the exercise of employee stock options of $2.7 million and the associated excess tax benefit of $0.2 million. Partially offsetting these items were the payment of cash dividends on shares of the Company’s common stock of $6.5 million and the repayment of long-term debt obligations of $0.2 million. Net cash used for financing was $221.3 million in 2006.

The Company expects capital expenditures to be approximately $170.0 million in 2007, resulting primarily from investment in management information systems of domestic Borders superstores, in the Company’s new e-commerce strategy, and a reduced number of new superstore openings and store refurbishments. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers, and management information systems. The Company currently plans to open approximately 20 domestic Borders superstores and 7 international Borders superstores in 2007, as the majority of these stores were committed to prior to the Company’s finalizing its strategic plan. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

The Company plans to execute its expansion plans for Borders superstores and other strategic initiatives principally with funds generated from operations, financing through the Credit Agreement and new financing. The Company expects to proceed with a new term loan financing in the range of $150 million to $200 million, to be completed in the second quarter of 2007. The Company believes funds generated from operations, as well as borrowings under the Credit Agreement and from the new term loan financing will be sufficient to fund its anticipated capital requirements for the next several years.

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

Since 2004, the Company has paid a regular quarterly dividend, and intends to pay regular quarterly cash dividends, subject to Board approval, going forward. In December 2006, the Board of Directors increased the quarterly dividend by 10.0% to $0.11 per share. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was restated as of July 31, 2006 and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases if borrowings under the facility exceed (or would exceed after the payments) 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $714.8 million at May 5, 2007, $384.2 million at April 29, 2006 and $539.6 million at February 3, 2007.

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

As of May 5, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. The Company plans to pursue additional financing beyond its existing Credit Agreement in the form of a term loan ranging from $150.0 million to $200.0 million, which it expects to complete in the second quarter of this year. This additional financing is expected to provide the flexibility to fund the execution of the Company’s strategic plan and ensure that borrowings under the Credit Agreement do not exceed 90% of the borrowings permitted thereunder. The additional financing may include covenants that are more restrictive than those under the Credit Agreement.

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0 million, long-term debt (including current portion) of $5.3 million and minority interest of $0.3 million at May 5, 2007.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these estimates during the first quarter of fiscal 2007.

New Accounting Guidance

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. Upon adoption, the Company recognized an additional $4.2 million liability for unrecognized tax benefits, which was accounted for as a reduction to beginning retained earnings.

As of the beginning of the year, total unrecognized tax benefits, adjusted for the impact of the adoption of FIN 48, totaled $13.8 million. As of the end of the first quarter, this amount increased to $13.9 million. This balance represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. The adoption of FIN 48 also resulted in the reclassification of $7.2 million from current taxes payable to non-current accrued liabilities.

A number of the Company’s tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2003 through 2006, tax returns in certain states for 1996 through 2006, and tax returns in certain foreign jurisdictions for 1999 through 2006.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on the type of tax and that similar taxes are to be presented in a similar manner. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company’s adoption of EITF 06-3 did not have an impact on its consolidated financial position or results of operations, as the Company did not change its classification policy as a result of the adoption (i.e.; the Company continues to exclude sales taxes from customers from net sales).

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

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated financial position or results of operations.

Related Party Transactions

The Company has not engaged in any related party transactions that would have had a material effect on the Company's financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as "projects," "expected," "estimated," "look toward," "continuing," "planning," "returning," "guidance," "goal," "will," "may," "intend," "anticipates," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the company's future financial performance (including earnings per share growth, EBIT margins and inventory turns, same-store sales growth, and anticipated capital expenditures and depreciation and amortization amounts), its strategic plans and expected benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the exploration of strategic alternatives with respect to certain international operations, the downsizing of the Specialty Retail Segment and the development of a proprietary website) and its intentions with respect to dividend payments and share repurchases.

These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the company's forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for the company's products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital to fund the company’s operations and to carry out its strategic plans; the performance of the company’s information technology systems and the development of improvements to the systems necessary to implement the company's strategic plan, and, with respect to the exploration of strategic alternatives for certain international operations, the ability to attract interested third parties.

The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The company does not undertake any obligation to update forward-looking statements.

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

There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 5, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 - Commitments and Contingencies”, on page 5 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchases during the first quarter of fiscal 2007.

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated By laws of Borders Group, Inc.
3.4(4)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.5(5)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(6)	Amendment No. 1 to Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: June 12, 2007                                 By:/s/ Edward W. Wilhelm
                 Edward W. Wilhelm
                 Executive Vice President and
                 Chief Financial Officer
                (Principal Financial and
                         Accounting Officer)

 EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated By laws of Borders Group, Inc.
3.4(4)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.5(5)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(6)	Amendment No. 1 to Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).