Form 10-Q
period 2007-09-06
BORDERS GROUP INC
filed 2007-09-06
CIK 940510

                                                 SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C. 20549

                         FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

The number of shares of common stock outstanding at August 29, 2007 was 58,833,583.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24

Part II - Other information

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Securityholders	24
Item 4T. Controls and Procedures	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	26

Signatures	27

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	August 4, 2007	July 29, 2006
Sales	$945.1	$856.0
Other revenue	11.6	10.3
Total revenue	956.7	866.3

Cost of merchandise sold, including occupancy costs	729.9	661.5
Gross margin	226.8	204.8

Selling, general and administrative expenses	254.9	223.3
Pre-opening expense	1.7	2.3
Asset impairments and other writedowns	0.5	2.0
Operating loss	(30.3)	(22.8)

Interest expense	11.5	7.7
Loss before income tax	(41.8)	(30.5)

Income tax benefit	(16.7)	(12.1)
Net loss	$(25.1)	$(18.4)

Loss per common share data
Diluted:
Loss per common share	$(0.43)	$(0.29)
Weighted average common shares outstanding (in millions)	58.8	63.6
Basic:
Loss per common share	$(0.43)	$(0.29)
Weighted average common shares outstanding (in millions)	58.8	63.6

Dividends declared per common share	$0.11	$0.10

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Sales	$1,821.9	$1,716.0
Other revenue	20.6	18.1
Total revenue	1,842.5	1,734.1

Cost of merchandise sold, including occupancy costs	1,418.9	1,328.6
Gross margin	423.6	405.5

Selling, general and administrative expenses	498.5	448.7
Pre-opening expense	3.0	4.2
Asset impairments and other writedowns	1.3	2.6
Operating loss	(79.2)	(50.0)

Interest expense	21.4	13.1
Loss before income tax	(100.6)	(63.1)

Income tax benefit	(39.6)	(24.5)
Net loss	$(61.0)	$(38.6)

Loss per common share data
Diluted:
Loss per common share	$(1.04)	$(0.60)
Weighted average common shares outstanding (in millions)	58.7	64.0
Basic:
Loss per common share	$(1.04)	$(0.60)
Weighted average common shares outstanding (in millions) 89.1	58.7	64.0

Dividends declared per common share	$0.22	$0.20

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	August 4, 2007	July 29, 2006	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$75.5	$89.1	$120.4
Merchandise inventories	1,438.6	1,391.7	1,452.0
Accounts receivable and other current assets	146.9	166.5	151.2
Total current assets	1,661.0	1,647.3	1,723.6
Property and equipment, net of accumulated depreciation of
$1,194.4, $1,023.1 and $1,183.9 at August 4, 2007, July 29,
2006 and February 3, 2007, respectively	734.2	741.3	707.7
Other assets	64.5	63.2	65.1
Deferred income taxes	81.9	40.9	76.7
Goodwill	40.3	128.3	40.3
Total assets	$2,581.9	$2,621.0	$2,613.4

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$733.3	$560.5	$542.6
Trade accounts payable	540.8	544.7	631.4
Accrued payroll and other liabilities	298.6	271.4	333.1
Taxes, including income taxes	9.7	13.0	60.4
Deferred income taxes	29.1	29.8	28.4
Total current liabilities	1,611.5	1,419.4	1,595.9
Long-term debt	5.1	5.3	5.2
Other long-term liabilities	388.9	355.8	368.3
Total liabilities	2,005.5	1,780.5	1,969.4
Minority interest	2.1	1.4	2.0
Total liabilities and minority interest	2,007.6	1,781.9	1,971.4
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
58,827,986, 62,195,625, and 58,476,306 shares issued
and outstanding at August 4, 2007, July 29, 2006 and
February 3, 2007, respectively	181.4	253.0	175.5
Accumulated other comprehensive income	33.1	23.0	28.5
Retained earnings	359.8	563.1	438.0
Total stockholders' equity	574.3	839.1	642.0
Total liabilities, minority interest and stockholders' equity	$2,581.9	$2,621.0	$2,613.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED AUGUST 4, 2007
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0
Net loss	-	-	-	(61.0)	(61.0)
Currency translation adjustment	-	-	4.6	-	4.6
Comprehensive loss				-	(56.4)
Adoption of FIN 48				(4.2)	(4.2)
Cash dividends declared ($0.22 per common share)	-	-	-	(13.0)	(13.0)
Issuance of common stock	351,680	5.6	-	-	5.6
Tax benefit of equity compensation	-	0.3	-	-	0.3
Balance at August 4, 2007	58,827,986	$181.4	$33.1	$359.8	$574.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Cash provided by (used for):
Operations
Net loss	$(61.0)	$(38.6)
Adjustments to reconcile net loss to operating cash flows:
Depreciation	56.5	61.1
Gain on sale of investments	-	(5.0)
Loss on disposal of assets	1.6	3.3
Gain on disposal of assets	(0.5)	-
(Increase) decrease in deferred income taxes	(2.5)	1.2
Decrease in other long-term assets	0.9	0.2
Increase (decrease) in other long-term liabilities	(2.2)	20.9
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	23.4	19.0
Decrease in accounts receivable	22.1	1.8
Increase in prepaid expenses	(10.5)	(11.5)
Decrease in accounts payable	(94.6)	(117.6)
Decrease in taxes payable	(44.8)	(122.7)
Decrease in expenses payable and accrued liabilities	(34.1)	(30.4)
Net cash used for operations	(145.7)	(218.3)
Investing
Capital expenditures	(75.9)	(87.2)
Proceeds from sale of assets	1.2	-
Proceeds from sale of investments	-	21.6
Net cash used for investing	(74.7)	(65.6)
Financing
Repayment of long-term debt	(0.2)	-
Proceeds from the excess tax benefit of stock option exercises	0.3	2.9
Net funding from credit facility	183.1	345.4
Issuance of common stock	5.6	17.6
Payment of cash dividends	(13.0)	(12.8)
Repurchase of common stock	-	(61.4)
Net cash provided by financing	175.8	291.7
Effect of exchange rates on cash and equivalents	(0.3)	(0.3)
Net increase (decrease) in cash and equivalents	(44.9)	7.5
Cash and equivalents at beginning of year	120.4	81.6
Cash and equivalents at end of period	$75.5	$89.1

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

At August 4, 2007, the Company operated 576 superstores under the Borders name, including 506 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, four in New Zealand and one each in Singapore and Ireland. The Company also operated 532 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 28 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 4, 2007, Paperchase operated 102 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The parties have reached a tentative settlement, subject to the execution of a definitive agreement and court approval, pursuant to which the Company will pay $3.5 to settle the matter. The Company recorded this charge in the second quarter of 2007, and categorized this charge as “Selling, general and administrative expenses” on its consolidated statements of operations.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended as of August 28, 2007, and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. As of August 4, 2007 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $722.8 at August 4, 2007, $506.9 at July 29, 2006 and $539.6 at February 3, 2007.

Debt of Consolidated VIEs: At August 4, 2007, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0, long-term debt (including current portion) of $5.3 and minority interest of $0.3 at August 4, 2007.

As of August 4, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. As discussed in “Note 6 - Subsequent Event,” the Credit Agreement was amended on August 28, 2007. Under this amendment, the fixed charge coverage ratio requirement will not be applicable through November 3, 2007, subject to certain conditions. In addition, the amendment, subject to certain conditions, allows for the sale of the majority of the Company’s International segment and permits term loan financing should the Company determine at a future point to seek such financing. This amendment is intended to provide flexibility to the Company in executing its strategic plan and to maintain the Company’s compliance with the covenants of the Credit Agreement.

NOTE 4 - INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. Upon adoption, the Company recognized an additional $4.2 liability for unrecognized tax positions, which was accounted for as a reduction to beginning retained earnings.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

As of the beginning of the year, total unrecognized tax positions, including interest and penalties and adjusted for the impact of the adoption of FIN 48, totaled $13.8. As of August 4, 2007, this balance increased to $14.0. The increase in the liability for income taxes associated with uncertain tax positions of $0.2 represents additional interest, partially offset by audit settlements and statute expirations in certain states. These balances represent the total amount of unrecognized tax positions that, if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. The adoption of FIN 48 also resulted in the reclassification of $7.2 from current taxes payable to non-current accrued liabilities, based upon management’s estimate of when these liabilities will be settled.

It is reasonably possible that the liability associated with our unrecognized tax positions will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. An estimate of the range of the reasonably possibly outcomes cannot be made at this time.

A number of the Company's tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2003 through 2006, tax returns in certain states for 1996 through 2006, and tax returns in certain foreign jurisdictions for 1999 through 2006.

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

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales
Borders	$658.6	$600.1	$1,273.6	$1,206.5
Waldenbooks	116.7	126.5	224.8	253.7
International	169.8	129.4	323.5	255.8
Total sales	$945.1	$856.0	$1,821.9	$1,716.0

Operating income (loss)
Borders	$(2.9)	$11.0	$(24.9)	$12.5
Waldenbooks	(12.4)	(12.6)	(26.4)	(28.6)
International	(9.8)	(16.0)	(19.6)	(26.3)
Corporate	(5.2)	(5.2)	(8.3)	(7.6)
Total operating income (loss)	$(30.3)	$(22.8)	$(79.2)	$(50.0)

Total assets
Borders			$1,689.9	$1,598.2
Waldenbooks			315.2	356.0
International			466.5	500.7
Corporate			110.3	166.1
Total assets			$2,581.9	$2,621.0

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Borders	$2.7	$3.2	$5.5	$6.3
Waldenbooks	-	1.5	-	3.0
International	-	-	-	0.1
Total	$2.7	$4.7	$5.5	$9.4

NOTE 6- SUBSEQUENT EVENT

The Company has a Multicurrency Revolving Credit Agreement, as amended, (the “Credit Agreement”), which was amended as of August 28, 2007, and which will expire in July 2011. Under this amendment, the fixed charge coverage ratio requirement will not be applicable through November 3, 2007, subject to certain conditions. In addition, the amendment, subject to certain conditions, allows for the sale of the majority of the Company’s International segment and permits term loan financing should the Company determine at a future point to seek such financing. This amendment is intended to provide flexibility to the Company in executing its strategic plan and to maintain the Company’s compliance with the covenants of the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At August 4, 2007, the Company operated 576 superstores under the Borders name, including 506 in the United States, 41 in the United Kingdom, 20 in Australia, three in Puerto Rico, four in New Zealand and one each in Singapore and Ireland. The Company also operated 532 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, and 28 bookstores under the Books etc. name in the United Kingdom. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 4, 2007, Paperchase operated 102 stores, primarily in the United Kingdom, and Paperchase shops have been added to nearly 250 domestic Borders superstores.

On March 22, 2007, the Company announced a new strategic plan, which consists of the following principal components:

Grow comparable store sales and profitability in the domestic Borders superstores. In 2007, the Company is focusing on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. The Company is also continuing development of a new concept store, which began in 2006. The first new concept store is scheduled to open in early 2008. The concept store will include the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store will also include a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. In addition to the changes to the concept store, the Company has made changes to its loyalty program, Borders Rewards, which was launched domestically in early 2006 and has grown to nearly 20 million members. The Company has modified Borders Rewards for 2007 to increase profitability, and will use the program to drive revenue through partnerships with other organizations, and drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

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

Explore strategic alternatives in the International segment. The Company has moderated growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. As announced in March 2007, strategic alternatives for the majority of the International businesses in the United Kingdom, Ireland, Australia and New Zealand are being explored. The process is continuing and further disclosures will be made in the future as appropriate. The Company believes the Borders brand has global potential, however, and believes that future International growth will most likely utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates, or another similar risk-sharing model.

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

Other Information

The Company launched Borders Rewards during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Beginning April 12, 2007, the Company replaced the program’s previous member benefits with Borders Bucks. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. In addition to the launch of Borders Bucks, the Company will be offering Bonus Rewards Events, whereby members get special deals periodically throughout the year.

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. As of August 4, 2007, Berjaya operated three Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries, the first of which opened in Dubai during the fourth quarter of fiscal 2006.

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

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.2	1.2	1.1	1.0
Total revenue	101.2	101.2	101.1	101.0
Cost of merchandise sold (includes occupancy)	77.2	77.3	77.8	77.4
Gross margin	24.0	23.9	23.3	23.6
Selling, general and administrative expenses	27.0	26.1	27.4	26.1
Pre-opening expense	0.2	0.3	0.1	0.2
Asset impairments and other writedowns	-	0.2	0.1	0.1
Operating loss	(3.2)	(2.7)	(4.3)	(2.8)
Interest expense	1.2	0.9	1.2	0.8
Loss before income tax	(4.4)	(3.6)	(5.5)	(3.6)
Income tax benefit	(1.7)	(1.4)	(2.2)	(1.4)
Net loss	(2.7)%	(2.2)%	(3.3)%	(2.2)%

Consolidated Results -- Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Sales

Consolidated sales increased $89.1 million, or 10.4%, to $945.1 million in 2007 from $856.0 million in 2006. This resulted from increased sales in the domestic Borders superstores and International segments, partially offset by decreased sales in the Waldenbooks Specialty Retail segment.

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

Comparable store sales for domestic Borders superstores increased 4.6% in the 13 weeks ended August 4, 2007, primarily driven by record sales of the seventh and final book in the Harry Potter series, “Harry Potter and the Deathly Hallows.” Excluding sales of Harry Potter, comparable store sales increased by 0.4% for the quarter, driven by positive comparable store sales of children’s and bargain books, cafe products and gift and stationery merchandise. Partially offsetting these increases were decreased comparable store sales of music. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail comparable store sales increased 6.2% in the 13 weeks ended August 4, 2007, also driven by record sales of the Harry Potter title. Excluding sales of Harry Potter, comparable store sales were flat for the quarter. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 8.2% in the 13 weeks ended August 4, 2007, resulting from Harry Potter. Excluding sales of Harry Potter, comparable store sales increased by 5.6% for the quarter, which included comparable store sales increases for the U.K., Australia, Singapore and Puerto Rico superstores. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue has increased $1.3 million, or 12.6%, to $11.6 million in 2007 from $10.3 million in 2006. This was due to an increase in the International segment, partially offset by a decrease in the Waldenbooks Specialty Retail segment. Other revenue in the Borders segment remained essentially flat in 2007 as compared to 2006. The increase in the International segment was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2007, due to increased store count, and increased revenue from franchisees. The Waldenbooks Specialty Retail decrease was due to decreased income recognized from unredeemed gift cards in 2007.

Gross margin

Consolidated gross margin increased $22.0 million, or 10.7%, to $226.8 million in 2007 from $204.8 million in 2006. As a percentage of sales, consolidated gross margin increased 0.1%, to 24.0% in 2007 from 23.9% in 2006. This was due to an increase in the International segment, partially offset by a decrease in the Borders and Waldenbooks Specialty Retail segments’ gross margin as a percentage of sales. The increase in the International segment’s gross margin as a percent of sales resulted from decreased occupancy costs as a percentage of sales, driven by the increase in comparable store sales and lower depreciation expense as a percentage of sales resulting from fourth quarter 2006 asset impairments. In addition, International gross margin as a percentage of sales benefited from increased other revenue as a percentage of sales, as well as the correction in 2006 of a prior year error in the reserve for aged non-returnable inventory. These improvements were partially offset by increased promotional discounts as a percentage of sales, mainly related to sales of Harry Potter. The decrease in the Borders segment was primarily due to increased promotional discounts and increased shrinkage, partially offset by decreased distribution costs as a percentage of sales, due to the increase in comparable store sales. The decrease in the Waldenbooks Specialty Retail segment was also due to increased promotional discounts, as well as increased distribution costs, partially offset by decreased occupancy costs due to the increase in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $31.6 million, or 14.2%, to $254.9 million in 2007 from $223.3 million in 2006. As a percentage of sales, SG&A increased 0.9%, to 27.0% in 2007 from 26.1% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the Borders segment, partially offset by decreases as a percentage of sales in the Waldenbooks Specialty Retail and International segments. SG&A in the Borders segment increased primarily due to increased corporate payroll and operating expenses as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007 and the investment in strategic initiatives. In addition, store payroll and advertising increased as a percentage of sales. Partially offsetting these increases were decreased store operating expenses as a percentage of sales. Waldenbooks Specialty Retail SG&A decreased due to a decrease in store payroll and operating expenses as a percentage of sales, as well as decreased corporate operating expenses as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments. Partially offsetting these decreases were increased corporate payroll expense as a percentage of sales, and increased advertising expense as a percentage of sales. The decrease in the International segment was primarily the result of decreased corporate and store expenses as a percentage of sales, due to comparable store sales increases. Also contributing to the decrease was the correction in 2006 of a prior period error in the calculation of transaction currency gains and losses. Partially offsetting these decreases were increased advertising costs as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $3.8 million, or 49.4%, to $11.5 million in 2007 from $7.7 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures and inventory investment.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's annual effective tax rate used was 39.0% in 2007 and 2006.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 2.7% in 2007 from 2.2% in 2006, and net loss dollars increased $6.7 million, or 36.4%, to $25.1 million in 2007 from $18.4 million in 2006.

Consolidated Results -- Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Sales

Consolidated sales increased $105.9 million, or 6.2%, to $1,821.9 million in 2007 from $1,716.0 million in 2006. This resulted primarily from increased sales in the domestic Borders superstores and International segments, partially offset by a decrease in the Waldenbooks Specialty Retail segment.

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

Comparable store sales for domestic Borders superstores increased 1.3% in the 26 weeks ended August 4, 2007, primarily driven by record sales of “Harry Potter and the Deathly Hallows.” Excluding sales of Harry Potter, comparable store sales decreased by 0.8% for the year, driven primarily by negative comparable store sales of music, partially offset by positive comparable store sales in the cafe and gifts and stationary categories. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail comparable store sales increased 2.6% in the 26 weeks ended August 4, 2007, primarily driven by Harry Potter. Excluding sales of Harry Potter, comparable store sales declined by 0.5% for the year. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 2.9% in the 26 weeks ended August 4, 2007, also as a result of Harry Potter. Excluding sales of Harry Potter, comparable store sales increased by 1.5% for the quarter, which included comparable store sales increases for the U.K., Australia, Singapore and New Zealand superstores. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue for the International segment also includes license fees received from Starbucks Coffee Company (U.K.) Limited. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue has increased $2.5 million, or 13.8%, to $20.6 million in 2007 from $18.1 million in 2006. This was due to an increase in the International segment, partially offset by a decrease in the Waldenbooks Specialty Retail segment. Other revenue in the Borders segment remained essentially flat in 2007 as compared to 2006. The increase in the International segment was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2007, due to increased store count, and increased revenue from franchisees. The Waldenbooks Specialty Retail decrease was due to decreased income recognized from unredeemed gift cards in 2007.

Gross margin

Consolidated gross margin increased $18.1 million, or 4.5%, to $423.6 million in 2007 from $405.5 million in 2006. As a percentage of sales, consolidated gross margin decreased 0.3%, to 23.3% in 2007 from 23.6% in 2006. This was due to a decrease in the Borders and Waldenbooks Specialty Retail segments’ gross margin as a percentage of sales, partially offset by an increase in the International segment. The decrease in the Borders segment was primarily due to increased occupancy costs as a percentage of sales, due to occupancy costs increasing at rates higher than comparable store sales, as well as increased promotional discounts related to Harry Potter. Partially offsetting these items were decreased distribution costs as a percentage of sales, due to the increase in comparable store sales. The decrease in the Waldenbooks Specialty Retail segment was due to increased promotional discounts and increased distribution costs, partially offset by decreased occupancy costs due to the increase in comparable store sales. The increase in the International segment resulted from decreased occupancy costs as a percentage of sales, driven by the increase in comparable store sales and lower depreciation expense as a percentage of sales resulting from fourth quarter 2006 asset impairments. In addition, International gross margin as a percentage of sales improved due to increased other revenue as a percentage of sales, as well as the correction in 2006 of a prior year error in the reserve for aged non-returnable inventory.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $49.8 million, or 11.1%, to $498.5 million in 2007 from $448.7 million in 2006. As a percentage of sales, SG&A increased 1.3%, to 27.4% in 2007 from 26.1% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the Borders and Waldenbooks Specialty Retail segments, partially offset by a decrease in the International segment. The increase in the Borders segment was primarily due to increased corporate payroll and corporate and store operating expenses as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and the investment in strategic initiatives. In addition, store payroll and advertising increased as a percentage of sales. The increase in the Waldenbooks Specialty Retail segment was primarily due to increased corporate payroll expense as a percentage of sales, as well as increased advertising expense as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement. Partially offsetting these increases were decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales, and decreased corporate operating expenses as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments. SG&A decreased in the International segment due to decreased corporate and store expenses as a percentage of sales, due to comparable store sales increases. Also contributing to the decrease was the correction in 2006 of a prior period error in the calculation of transaction currency gains and losses. Partially offsetting these decreases were increased advertising costs as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $8.3 million, or 63.4%, to $21.4 million in 2007 from $13.1 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures and inventory investment.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's annual effective tax rate used was 39.0% in 2007 and 2006.

Net loss

Due to the factors mentioned above, net loss as a percentage of sales increased to 3.3% in 2007 from 2.2% in 2006, and net loss dollars increased $22.4 million, or 58.0%, to $61.0 million in 2007 from $38.6 million in 2006.

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

Domestic Borders Superstores

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	$658.6	$600.1	$1,273.6	$1,206.5
Other revenue	$7.3	$7.2	$12.2	$12.3
Operating income (loss)	$(2.9)	$11.0	$(24.9)	$12.5
Operating income (loss) as % of sales	(0.4)%	1.8%	(2.0)%	1.0%
Store openings	4	2	8	7
Store closings	-	4	1	4
Store count	506	476	506	476

Domestic Borders Superstores - Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Sales

Borders' sales increased $58.5 million, or 9.7%, to $658.6 million in 2007 from $600.1 million in 2006. This increase was comprised of comparable store sales increases of $27.2 million and non-comparable sales primarily associated with 2007 and 2006 store openings of $31.3 million.

Other revenue

Other revenue remained essentially flat, increasing $0.1 million, or 1.4%, to $7.3 million in 2007 from $7.2 million in 2006.

Gross margin

Gross margin as a percentage of sales decreased 0.7%, to 25.8% in 2007 from 26.5% in 2006. This was primarily due to increased promotional discounts, mainly related to Harry Potter sales, and shrinkage of 1.3% as a percentage of sales. Partially offsetting these items were improved gross margin from sales mix and decreased distribution costs as a percentage of sales of 0.6%, due to the increase in comparable store sales. Occupancy costs were flat as a percentage of sales.

Gross margin dollars increased $10.8 million, or 6.8%, to $170.1 million in 2007 from $159.3 million in 2006, which was primarily due to new store openings and increased comparable store sales, partially offset by the decline in the gross margin rate discussed above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.8%, to 26.0% in 2007 from 24.2% in 2006, primarily due to increased corporate payroll and operating expenses of 1.7% as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007 and the investment in strategic initiatives. In addition, store payroll increased 0.2% as a percentage of sales and advertising increased 0.1% as a percentage of sales. Partially offsetting these increases were decreased store operating expenses of 0.2% as a percentage of sales.

SG&A dollars increased $26.6 million, or 18.4%, to $171.5 million in 2007 from $144.9 million in 2006, primarily due to new store openings and the increased store payroll and operating expenses required, a gain on the sale of investments in 2006 of $5.0 million, and the settlement of the California overtime litigation in 2007 of $3.5 million.

Operating income (loss)

Due to the factors mentioned above, operating loss as a percentage of sales was 0.4% in 2007 compared to operating income of 1.8% in 2006. Operating loss was $2.9 million in 2007 compared to operating income of $11.0 million in 2006.

Domestic Borders Superstores - Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Sales

Borders' sales increased $67.1 million, or 5.6%, to $1,273.6 million in 2007 from $1,206.5 million in 2006. This increase was comprised of non-comparable sales primarily associated with 2007 and 2006 store openings of $51.3 million and comparable store sales increases of $15.8 million.

Other revenue

Other revenue remained essentially flat, decreasing $0.1 million, or 0.8%, to $12.2 million in 2007 from $12.3 million in 2006.

Gross margin

Gross margin as a percentage of sales decreased 1.2%, to 24.8% in 2007 from 26.0% in 2006. This was primarily due to increased occupancy costs as a percentage of sales of 0.8%, due to occupancy costs increasing at rates higher than comparable store sales, as well as increased promotional discounts and other costs of 0.7% as a percentage of sales, mainly related to sales of the Harry Potter series. Partially offsetting these items were decreased distribution costs as a percentage of sales of 0.3%, due to the increase in comparable store sales.

Gross margin dollars increased $1.1 million, or 0.3%, to $315.4 million in 2007 from $314.3 million in 2006, which was primarily due to new store openings and increased comparable store sales, partially offset by the decline in the gross margin rate discussed above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.9%, to 26.5% in 2007 from 24.6% in 2006, primarily due to increased corporate payroll and corporate and store operating expenses of 1.2% as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and the investment in strategic initiatives. In addition, store payroll and operating expenses increased 0.6% as a percentage of sales and advertising increased 0.1% as a percentage of sales.

SG&A dollars increased $40.1 million, or 13.5%, to $337.0 million in 2007 from $296.9 million in 2006, primarily due to new store openings and the increased store payroll and operating expenses required, a gain on the sale of investments in 2006 of $5.0 million, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million, and the settlement of the California overtime litigation in 2007 of $3.5 million.

Operating income (loss)

Due to the factors mentioned above, operating loss as a percentage of sales was 2.0% in 2007 compared to operating income of 1.0% in 2006. Operating loss was $24.9 million in 2007 compared to operating income of $12.5 million in 2006.

Waldenbooks Specialty Retail

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	$116.7	$126.5	$224.8	$253.7
Other revenue	$0.4	$0.8	$0.9	$1.3
Operating loss	$(12.4)	$(12.6)	$(26.4)	$(28.6)
Operating loss as % of sales	(10.6)%	(10.0)%	(11.7)%	(11.3)%
Store Openings	-	-	-	3
Store Closings	21	10	32	26
Store Count	532	655	532	655

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Sales

Waldenbooks Specialty Retail sales decreased $9.8 million, or 7.7%, to $116.7 million in 2007 from $126.5 million in 2006. This decrease was comprised of decreased non-comparable sales associated with 2007 and 2006 store closings of $16.4 million, partially offset by increased comparable store sales of $6.6 million.

Other revenue

Other revenue decreased $0.4 million, or 50.0%, to $0.4 million in 2007 from $0.8 million in 2006. This was primarily due to decreased income recognized from unredeemed gift cards in 2007.

Gross margin

Gross margin as a percentage of sales decreased 1.1%, to 18.9% in 2007 from 20.0% in 2006. This was primarily due to increased promotional discounts and other costs of 2.4% as a percentage of sales, mainly related to Harry Potter sales, and increased distribution costs of 1.0% as a percentage of sales. Partially offsetting these increases were decreased occupancy costs as a percentage of sales of 2.3%, primarily due to the increase in comparable store sales.

Gross margin dollars decreased $3.1 million, or 12.3%, to $22.1 million in 2007 from $25.2 million in 2006, primarily due to store closures and the decrease in gross margin percentage noted above, partially offset by the increase in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.3%, to 29.3% in 2007 from 29.6% in 2006. This was primarily due to a decrease in store payroll and operating expenses of 1.1% as a percentage of sales, driven by the increase in comparable store sales, and decreased corporate operating expenses of 1.1% as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments. Partially offsetting these decreases were increased corporate payroll expense of 1.5% as a percentage of sales and increased advertising expense of 0.4% as a percentage of sales.

SG&A dollars decreased $3.3 million, or 8.8%, to $34.2 million in 2007 from $37.5 million in 2006, primarily due to store closures.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales was 10.6% in 2007 compared to 10.0% in 2006. Operating loss was $12.4 million in 2007 compared to $12.6 million in 2006.

Waldenbooks Specialty Retail - Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Sales

Waldenbooks Specialty Retail sales decreased $28.9 million, or 11.4%, to $224.8 million in 2007 from $253.7 million in 2006. This decrease was comprised of decreased non-comparable sales associated with 2007 and 2006 store closings of $34.4 million, partially offset by increased comparable store sales of $5.5 million.

Other revenue

Other revenue decreased $0.4 million, or 30.8%, to $0.9 million in 2007 from $1.3 million in 2006. This was primarily due to decreased income recognized from unredeemed gift cards in 2007.

Gross margin

Gross margin as a percentage of sales decreased 0.6%, to 18.8% in 2007 from 19.4% in 2006. This was primarily due to increased promotional discounts and other costs of 1.5% as a percentage of sales, mainly related to sales of the seventh and final book in the Harry Potter series, and increased distribution costs of 0.7% as a percentage of sales. Partially offsetting these increases were decreased occupancy costs as a percentage of sales of 1.6%, primarily due to the increase in comparable store sales.

Gross margin dollars decreased $6.8 million, or 13.8%, to $42.3 million in 2007 from $49.1 million in 2006, primarily due to store closures, the decline in comparable store sales and the decrease in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 30.4% in 2007 from 30.3% in 2006. This was primarily due to increased corporate payroll expense of 1.1% as a percentage of sales and increased advertising expense of 0.2% as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement. Partially offsetting these increases were decreased store payroll and operating expenses of 0.3% as a percentage of sales, driven by the increase in comparable store sales, and decreased corporate operating expenses of 0.9% as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments.

SG&A dollars decreased $8.4 million, or 10.9%, to $68.4 million in 2007 from $76.8 million in 2006 primarily due to store closures and income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales was 11.7% in 2007 compared to 11.3% in 2006. Operating loss was $26.4 million in 2007 compared to $28.6 million in 2006.

International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	$169.8	$129.4	$323.5	$255.8
Other revenue	$3.9	$2.3	$7.5	$4.5
Operating loss	$(9.8)	$(16.0)	$(19.6)	$(26.3)
Operating loss as % of sales	(5.8)%	(12.4)%	(6.1)%	(10.3)%
Superstore Store Openings	-	3	2	4
Superstore Store Count	70	59	70	59
Books etc. Store Closings	2	-	2	1
Books etc. Store Count	28	32	28	32

International - Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Sales

International sales increased $40.4 million, or 31.2%, to $169.8 million in 2007 from $129.4 million in 2006. Of this increase in sales, $11.2 million was due to the translation of foreign currencies to U.S. dollars. The remaining $29.2 million was the result of new superstore openings and the increase in comparable store sales.

Other revenue

Other revenue increased $1.6 million, or 69.6%, to $3.9 million in 2007 from $2.3 million in 2006. This was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2007, due to increased store count, and increased revenue from franchisees.

Gross margin

Gross margin as a percentage of sales increased 4.8%, to 20.4% in 2007 from 15.6% in 2006, primarily the result of decreased occupancy costs as a percentage of sales of 2.0%, driven by the increase in comparable store sales and lower depreciation expense. In the fourth quarter of 2006, the Company impaired a significant amount of fixed assets relating to certain U.K. superstores and Books etc. stores. Also positively impacting gross margin was increased other revenue as a percentage of sales of 0.5%, as discussed above, and the correction in 2006 of a prior year error in the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores of 3.6% as a percentage of sales. These improvements were partially offset by increased promotional discounts and other costs of 1.3% as a percentage of sales, mainly related to sales of Harry Potter.

Gross margin dollars increased $14.3 million, or 70.4%, to $34.6 million in 2007 from $20.3 million in 2006. The increase is due to the improvement in the gross margin rate, new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $2.9 million.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 1.7%, to 25.9% in 2007 from 27.6% in 2006. This was primarily the result of decreased corporate and store expenses of 2.1% as a percentage of sales, due to comparable store sales increases. Also contributing to the decrease was the correction in 2006 of a prior period error in the calculation of transaction currency gains and losses. Partially offsetting these decreases were increased advertising costs of 0.4% as a percentage of sales.

SG&A dollars increased $8.3 million, or 23.2%, to $44.0 million in 2007 from $35.7 million in 2006. Of this increase, $3.7 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process. Partially offsetting these increases was the correction in 2006 of a prior period error in the calculation of transaction currency gains and losses.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales was 5.8% in 2007 compared to 12.4% in 2006. Operating loss was $9.8 million in 2007 compared to $16.0 million in 2006.

International - Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Sales

International sales increased $67.7 million, or 26.5%, to $323.5 million in 2007 from $255.8 million in 2006. Of this increase in sales, $24.7 million was due to the translation of foreign currencies to U.S. dollars. The remaining $43.0 million was the result of new superstore openings and the increase in comparable store sales.

Other revenue

Other revenue increased $3.0 million, or 66.7%, to $7.5 million in 2007 from $4.5 million in 2006. This was due to increased license fees received from Starbucks Coffee Company (U.K.) Limited in 2007, due to increased store count, and increased revenue from franchisees.

Gross margin

Gross margin as a percentage of sales increased 3.9%, to 20.4% in 2007 from 16.5% in 2006, primarily the result of decreased occupancy costs as a percentage of sales of 1.6%, driven by the increase in comparable store sales and lower depreciation expense. In the fourth quarter of 2006, the Company impaired a significant amount of fixed assets relating to certain U.K. superstores and Books etc. stores. Also positively impacting gross margin was increased other revenue as a percentage of sales of 0.5%, as discussed above, and the correction in 2006 of a prior year error in the reserve for aged non-returnable inventory in Books etc. and United Kingdom superstores of 1.8% as a percentage of sales.

Gross margin dollars increased $23.8 million, or 56.5%, to $65.9 million in 2007 from $42.1 million in 2006. The increase is due to the improvement in the gross margin rate, new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $5.8 million.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.2%, to 26.2% in 2007 from 26.4% in 2006. This was primarily the result of decreased store expenses of 0.9% as a percentage of sales, due to the increase in comparable store sales, partially offset by increased advertising costs of 0.4% as a percentage of sales. Also impacting SG&A were increased corporate expenses of 0.3% as a percentage of sales, due to increased spending to support the strategic alternatives process.

SG&A dollars increased $17.4 million, or 25.8%, to $84.8 million in 2007 from $67.4 million in 2006. Of this increase, $7.3 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process. Partially offsetting these increases was the correction in 2006 of a prior period error in the calculation of transaction currency gains and losses.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales was 6.1% in 2007 compared to 10.3% in 2006. Operating loss was $19.6 million in 2007 compared to $26.3 million in 2006.

Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Operating loss	$(5.2)	$(5.2)	$(8.3)	$(7.6)

The Corporate segment includes various corporate governance and corporate incentive costs.

Corporate - Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Operating loss dollars remained flat in 2007 from $5.2 million in 2006.

Corporate - Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Operating loss dollars increased $0.7 million to $8.3 million in 2007 from $7.6 million in 2006. This was primarily due to costs incurred to explore financing alternatives in 2007.

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

Net cash used for operations was $145.7 million and $218.3 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. Operating cash outflows for the period represent operating results, an increase in prepaid expenses and decreases in accounts payable, taxes payable, expenses payable and accrued liabilities, and other long-term liabilities. The current period operating cash inflows primarily reflect non-cash charges for depreciation and decreases in inventories, accounts receivable and other long-term assets. Also affecting operating cash was an adjustment to net income resulting from a gain on the sale of assets, as well as a non-cash increase in deferred income taxes.

Net cash used for investing was $74.7 million in 2007, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, the development of the e-commerce Web site, new corporate information technology systems, and maintenance spending. These expenditures were partially offset by the proceeds from the sale of assets of $1.2 million. Net cash used for investing was $65.6 million in 2006, which primarily resulted from capital expenditures of $87.2 million, partially offset by the proceeds from the sale of investments of $21.6 million.

Net cash provided by financing was $175.8 million in 2007, resulting primarily from funding from the credit facility of $183.1 million, as well as proceeds from the exercise of employee stock options of $5.6 million and the associated excess tax benefit of $0.3 million. Partially offsetting these items were the payment of cash dividends on shares of the Company’s common stock of $13.0 million and the repayment of long-term debt obligations of $0.2 million. Net cash provided by financing was $291.7 million in 2006.

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

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended as of August 28, 2007, and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of August 4, 2007 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $722.8 million at August 4, 2007, $506.9 million at July 29, 2006 and $539.6 million at February 3, 2007.

As of August 4, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. As discussed in “Note 6 - Subsequent Event,” the Credit Agreement was amended on August 28, 2007. Under this amendment, the fixed charge coverage ratio requirement will not be applicable through November 3, 2007, subject to certain conditions. In addition, the amendment, subject to certain conditions, allows for the sale of the majority of the Company’s International segment and permits term loan financing should the Company determine at a future point to seek such financing. This amendment is intended to provide flexibility to the Company in executing its strategic plan and to maintain the Company’s compliance with the covenants of the Credit Agreement.

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0 million, long-term debt (including current portion) of $5.3 million and minority interest of $0.3 million at August 4, 2007.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these estimates during the second quarter of fiscal 2007.

New Accounting Guidance

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. Upon adoption, the Company recognized an additional $4.2 million liability for unrecognized tax positions, which was accounted for as a reduction to beginning retained earnings.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated financial position or results of operations.

Related Party Transactions

The Company has not engaged in any related party transactions that would have had a material effect on the Company's financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as "projects," "expected," "estimated," "look toward," "continuing," "planning," "returning," "guidance," "goal," "will," "may," "intend," "anticipates," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the company's future financial performance (including earnings per share growth, EBIT margins and inventory turns, same-store sales growth, and anticipated capital expenditures and depreciation and amortization amounts), its strategic plans and expected financing of and benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the exploration of strategic alternatives with respect to certain international operations, the downsizing of the Specialty Retail Segment and the development of a proprietary website) and its intentions with respect to dividend payments and share repurchases.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 4, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 - Commitments and Contingencies” on page 6 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these risks and uncertainties during the second quarter of fiscal 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchases during the second quarter of fiscal 2007.

Item 4. Submission of Matters to a Vote of Securityholders

The following actions were taken at the Annual Meeting of the Company held on May 24, 2007, with the votes on such matters being indicated as below:

1. The following individuals were elected to serve as directors for one year terms expiring in 2008:

Name	For	Withheld
Donald G. Campbell	50,691,381	725,816
Joel J. Cohen	50,098,120	1,319,077
George L. Jones	50,686,652	730,546
Amy B. Lane	50,680,110	737,087
Brian T. Light	50,692,469	724,729
Victor L. Lund	50,677,466	739,731
Dr. Edna Greene Medford	50,314,069	1,103,129
Lawrence I. Pollock	50,063,683	1,353,515
Michael Weiss	50,281,183	1,136,015

2. Approve an Amendment to the Restated Articles of Incorporation of the Company to provide for majority voting in uncontested election of directors:

For	50,718,030 Shares
Against	617,510 Shares
Abstain	81,658 Shares
Broker Non-Votes	0 Shares

3. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007:

For	51,334,627 Shares
Against	56,085 Shares
Abstain	26,486 Shares
Broker Non-Votes	0 Shares

4. Shareholder proposal entitled “Special Shareholder Meetings.”

For	31,093,761 Shares
Against	14,140,617 Shares
Abstain	55,353 Shares
Broker Non-Votes	6,127,467 Shares

5. Shareholder proposal entitled “Separate the Roles of CEO and Chairman.”

For	17,841,573 Shares
Against	27,392,929 Shares
Abstain	55,229 Shares
Broker Non-Votes	6,127,467 Shares

Item 6. Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated By laws of Borders Group, Inc.
3.4(4)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.5(5)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(6)	Amendment No. 1 to Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10.38(7)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10.39	Separation Agreement between Mr. Vanzura and the Company
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
(REGISTRANT)

Date: September 6, 2007                      By:/s/ Edward W. Wilhelm
   Edward W. Wilhelm
           Executive Vice President and
           Chief Financial Officer
          (Principal Financial and
           Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Restated bylaws of Borders Group, Inc.
3.3(3)	First Amendment to the Restated By laws of Borders Group, Inc.
3.4(4)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.5(5)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(6)	Amendment No. 1 to Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10.38(7)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10.39	Separation Agreement between Mr. Vanzura and the Company
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 27, 2002 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).