Form 10-Q
period 2007-11-03
BORDERS GROUP INC
filed 2007-12-13
CIK 940510

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

For the quarterly period ended November 3, 2007

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

The number of shares of common stock outstanding at November 29, 2007 was 58,751,655.

i

BORDERS GROUP, INC.

INDEX

Part I - Financial Information

Page

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	11
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	26
Item 4. Controls and Procedures	26

Part II - Other information

Item 1. Legal Proceedings	26
Item 1ARisk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds	27
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Securityholders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	27

Signatures	28

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	November 3, 2007	October 28, 2006
Sales	$805.2	$764.6
Other revenue	8.4	6.4
Total revenue	813.6	771.0

Cost of merchandise sold, including occupancy costs	637.4	597.7
Gross margin	176.2	173.3

Selling, general and administrative expenses	229.4	217.1
Pre-opening expense	1.6	3.3
Asset impairments and other writedowns	1.4	0.9
Operating loss	(56.2)	(48.0)

Interest expense	12.3	8.8
Loss before income tax	(68.5)	(56.8)

Income tax benefit	(26.8)	(22.4)
Loss from continuing operations	(41.7)	(34.4)

Loss from operations of discontinued operations (net of income tax benefit of $1.4 and $2.7)	(2.9)	(4.7)
Loss from disposal of discontinued operations (net of income tax benefit of $4.8 and $0.0)	(116.5)	-
Loss from discontinued operations (net of tax)	(119.4)	(4.7)

Net loss	$(161.1)	$(39.1)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(0.71)	$(0.56)
Loss from discontinued operations per common share	$(2.03)	$(0.08)

Net loss per common share	$(2.74)	$(0.64)
Weighted average common shares outstanding (in millions)	58.8	60.9

Basic:
Loss from continuing operations per common share	$(0.71)	$(0.56)
Loss from discontinued operations per common share	$(2.03)	$(0.08)

Net loss per common share	$(2.74)	$(0.64)
Weighted average common shares outstanding (in millions)	58.8	60.9

Dividends declared per common share	$0.11	$0.10

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	November 3, 2007	October 28, 2006
Sales	$2,450.2	$2,329.2
Other revenue	23.6	20.4
Total revenue	2,473.8	2,349.6

Cost of merchandise sold, including occupancy costs	1,899.5	1,785.5
Gross margin	574.3	564.1

Selling, general and administrative expenses	685.5	628.9
Pre-opening expense	4.6	7.0
Asset impairments and other writedowns	2.7	3.5
Operating loss	(118.5)	(75.3)

Interest expense	32.5	21.0
Loss before income tax	(151.0)	(96.3)

Income tax benefit	(60.8)	(38.5)
Loss from continuing operations	(90.2)	(57.8)

Loss from operations of discontinued operations (net of income tax benefit of $6.1 and $11.1)	(13.2)	(19.9)
Loss from disposal of discontinued operations (net of income tax benefit of $5.8 and $0.0	(118.7)	-
Loss from discontinued operations (net of tax)	(131.9)	(19.9)

Net loss	$(222.1)	$(77.7)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(1.54)	$(0.92)
Loss from discontinued operations per common share	$(2.24)	$(0.31)

Net loss per common share	$(3.78)	$(1.23)
Weighted average common shares outstanding (in millions)	58.7	63.0

Basic:
Loss from continuing operations per common share	$(1.54)	$(0.92)
Loss from discontinued operations per common share	$(2.24)	$(0.31)

Net loss per common share	$(3.78)	$(1.23)
Weighted average common shares outstanding (in millions)	58.7	63.0

Dividends declared per common share	$0.33	$0.30

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	November 3, 2007	October 28, 2006	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$65.5	$37.6	$108.6
Merchandise inventories	1,650.0	1,596.5	1,347.3
Accounts receivable and other current assets	108.2	122.4	128.7
Taxes, including income taxes	15.5	-	-
Current assets of discontinued operations	-	162.1	139.0
Total current assets	1,839.2	1,918.6	1,723.6
Property and equipment, net of accumulated depreciation of $1,079.9, $973.9 and $1,061.7 at November 3, 2007, October 28, 2006 and February 3, 2007, respectively	650.7	636.5	604.2
Other assets	66.5	64.2	65.1
Deferred income taxes	65.9	29.0	53.7
Goodwill	40.3	40.3	40.3
Noncurrent assets of discontinued operations	-	242.5	126.5
Total assets	$2,662.6	$2,931.1	$2,613.4

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$793.2	$572.8	$502.0
Trade accounts payable	812.7	838.7	592.0
Accrued payroll and other liabilities	274.7	231.7	306.9
Taxes, including income taxes	-	0.9	61.0
Deferred income taxes	21.2	19.0	16.1
Current liabilities of discontinued operations	-	159.9	117.9
Total current liabilities	1,901.8	1,823.0	1,595.9
Long-term debt	5.3	5.3	5.2
Other long-term liabilities	340.3	312.7	313.2
Noncurrent liabilities of discontinued operations	-	50.3	55.1
Total liabilities	2,247.4	2,191.3	1,969.4
Minority interest	2.2	1.4	2.0
Total liabilities and minority interest	2,249.6	2,192.7	1,971.4
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
58,751,761, 59,383,890 and 58,476,306 shares issued
and outstanding at November 3, 2007, October 28, 2006 and
February 3, 2007, respectively	182.1	195.3	175.5
Accumulated other comprehensive income	38.6	25.1	28.5
Retained earnings	192.3	518.0	438.0
Total stockholders' equity	413.0	738.4	642.0
Total liabilities, minority interest and stockholders' equity	$2,662.6	$2,931.1	$2,613.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED NOVEMBER 3, 2007
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0
Net loss	-	-	-	(222.1)	(222.1)

Discontinued operations currency translation writeoff	-	-	4.1	-	4.1
Currency translation adjustment	-	-	6.0	-	6.0
Comprehensive loss	-	-	-	-	(212.0)
Adoption of FIN 48	-	-	-	(4.2)	(4.2)
Cash dividends declared ($0.33 per common share)	-	-	-	(19.4)	(19.4)
Issuance of common stock	275,455	6.5	-	-	6.5
Tax benefit of equity compensation	-	0.1	-	-	0.1
Balance at November 3, 2007	58,751,761	$182.1	$38.6	$192.3	$413.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	39 Weeks Ended
	November 3, 2007	October 28, 2006
Cash provided by (used for):
Net loss	$(222.1)	$(77.7)
Loss from discontinued operations (net of tax)	(131.9)	(19.9)
Loss from continuing operations (net of tax)	(90.2)	(57.8)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	78.6	83.5
Gain on sale of investments	-	(5.0)
Loss on disposal of assets	3.3	4.7
Increase in deferred income taxes	(2.5)	(1.9)
Increase in other long-term assets	(1.0)	(0.7)
Increase in other long-term liabilities	(0.1)	16.4
Cash provided by (used for) current assets and current liabilities:
Increase in merchandise inventories	(290.5)	(284.8)
Decrease in accounts receivable	21.2	7.9
Increase in prepaid expenses	(2.7)	(0.6)
Increase in trade accounts payable	216.0	219.7
Decrease in taxes payable	(64.1)	(130.0)
Decrease in expenses payable and accrued liabilities	(33.5)	(41.5)
Net cash used for operations of continuing operations	(165.5)	(190.1)
Investing
Capital expenditures	(114.7)	(130.7)
Proceeds from the sale of discontinued operations	20.4	-
Proceeds from sale of investments	-	21.6
Net cash used for investing activities of continuing operations	(94.3)	(109.1)
Financing
Proceeds from the excess tax benefit of stock option exercises	0.1	3.2
Repayment of long-term debt	(0.2)	(0.2)
Net funding from credit facility	288.2	380.2
Issuance of common stock	6.5	21.9
Payment of cash dividends	(19.4)	(18.8)
Repurchase of common stock	-	(123.7)
Net cash provided by financing activities of continuing operations	275.2	262.6

Effect of exchange rates on cash and equivalents of continuing operations	0.2	(0.3)
Net cash used for operating activities of discontinued operations	(14.1)	(5.2)
Net cash used for investing activities of discontinued operations	(4.4)	(18.4)
Net cash provided by (used for) financing activities of discontinued operations	(41.9)	25.4
Effect of exchange rates on cash and equivalents of discontinued operations	1.7	-
Net cash used in discontinued operations	(58.7)	1.8
Net decrease in cash and equivalents	(43.1)	(35.1)
Cash and equivalents at beginning of year	108.6	72.7
Cash and equivalents at end of period	$65.5	$37.6

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

At November 3, 2007, the Company operated 538 superstores under the Borders name, including 510 in the United States, 20 in Australia, four in New Zealand, three in Puerto Rico, and one in Singapore. The Company also operated 521 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of November 3, 2007, Paperchase operated 110 stores, primarily in the United Kingdom, and Paperchase shops have been added to approximately 320 domestic Borders superstores.

Until September 21, 2007, the Company owned and operated bookstores in the U.K. and Ireland. On September 21, 2007, the Company sold these bookstores. See “Note 6 - Discontinued Operations” for further discussion of the Company’s disposal of the U.K. and Ireland bookstore operations. The amounts disclosed in these Notes exclude the amounts related to discontinued operations unless otherwise noted.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. In November of 2007, the Superior Court for the State of California granted preliminary approval of a settlement pursuant to which the Company will pay $3.5 to settle the matter. The Company recorded this charge in the second quarter of 2007, and categorized this charge as “Selling, general and administrative expenses” on its consolidated statements of operations.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision. The appeal was argued in the Ninth Circuit Court of Appeals on November 8, 2007; the Court took it under submission and a decision is

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

expected within the next few months. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

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

NOTE 3 - FINANCING

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended as of August 28, 2007, and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0. As of November 3, 2007 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $790.7, $569.2 and $499.1 at November 3, 2007, October 28, 2006 and February 3, 2007, respectively, excluding any borrowings outstanding related to the Company’s recently disposed U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $51.1 and $40.5 at October 28, 2006 and February 3, 2007, respectively. See “Note 6 - Discontinued Operations” for further discussion of the Company’s disposal of the U.K. and Ireland bookstore operations.

Debt of Consolidated VIEs: At November 3, 2007, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0, long-term debt (including current portion) of $5.3 and minority interest of $0.3 at November 3, 2007.

As of November 3, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. The August 28, 2007 amendment, subject to certain conditions, allows for the sale of the majority of the Company’s International segment and permits term loan financing should the Company determine at a future point to seek such financing. This amendment is intended to provide flexibility to the Company in executing its strategic plan and to maintain the Company’s compliance with the covenants of the Credit Agreement.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 4 - INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. Upon adoption, the Company recognized an additional $4.2 liability for unrecognized tax positions, which was accounted for as a reduction to beginning retained earnings. As of the beginning of the year, total unrecognized tax positions from continuing operations, including interest and penalties and adjusted for the impact of the adoption of FIN 48, totaled $13.8. As of November 3, 2007, this balance increased to $16.7. The increase in the liability for income taxes associated with uncertain tax positions of $2.9 relates to the income tax treatment of certain foreign transactions. This increase was partially offset by the favorable impact of statute expirations. These balances represent the total amount of unrecognized tax positions that, if recognized, would favorably affect the effective tax rate.

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

A number of the Company's tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2004 through 2006, tax returns in certain states for 1996 through 2006, and tax returns in certain foreign jurisdictions for 1999 through 2006.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 5- SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders stores, Waldenbooks Specialty Retail stores (“Waldenbooks”), International stores (including Borders and Paperchase stores), and Corporate (consisting of certain corporate governance costs and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales
Borders	$615.8	$583.2	$1,889.4	$1,789.7
Waldenbooks	109.7	123.8	334.5	377.5
International	79.7	57.6	226.3	162.0
Total sales	$805.2	$764.6	$2,450.2	$2,329.2

Operating loss
Borders	$(31.9)	$(18.5)	$(56.8)	$(6.0)
Waldenbooks	(20.5)	(23.5)	(46.9)	(52.1)
International	(1.1)	(3.4)	(3.8)	(7.0)
Corporate	(2.7)	(2.6)	(11.0)	(10.2)
Total operating loss	$(56.2)	$(48.0)	$(118.5)	$(75.3)

Total assets
Borders			$1,886.5	$1,816.8
Waldenbooks			365.3	428.3
International			272.6	162.2
Corporate			138.2	119.2
Total assets of continuing operations			$2,662.6	$2,526.5
Discontinued operations			-	404.6
Total assets			$2,662.6	$2,931.1

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Borders	$2.8	$3.3	$8.3	$9.6
Waldenbooks	0.4	1.6	0.4	4.6
International	-	0.1	-	0.2
Total	$3.2	$5.0	$8.7	$14.4

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6- DISCONTINUED OPERATIONS

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) the potential for up to an additional $20.4 of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd., which is expected to be diluted to approximately seventeen percent (17%); and (iv) 7% loan notes of approximately $3.4 which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $199.2, and the Company has recorded a contingent liability of approximately $6.1 based upon the likelihood that the Company will be required to perform under the guarantees. The Company did not guarantee the remaining leases of the U.K. and Ireland operations. Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.5, and the Company has recorded a liability of approximately $4.6 based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $20.4. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

The disposal resulted in a loss of $116.5 and $118.7 for the 13 and 39 weeks ended November 3, 2007, respectively.  The operation of the disposed businesses resulted in losses of $2.9 and $13.2 for the 13 and 39 weeks ended November 3, 2007, respectively, and losses of $4.7 and $19.9 for the 13 and 39 weeks ended October 28, 2006, respectively.

The financial results of the U.K. and Ireland operations included in discontinued operations were as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Total revenue	$49.7	$89.4	$232.1	$244.9
Loss before income tax	(4.3)	(7.6)	(19.3)	(31.0)
Loss from operations of discontinued operations (net of income tax benefit of $1.4, $2.7, $6.1, and $11.1, respectively)	(2.9)	(4.7)	(13.2)	(19.9)
Loss on disposal of discontinued operations (net of income tax benefit $4.8, $0.0, $5.8, and $0.0, respectively)	(116.5)	-	(118.7)	-
Loss from discontinued operations (net of income tax benefit of $6.2, $2.7, $11.9, and $11.1, respectively)	(119.4)	(4.7)	(131.9)	(19.9)

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

	October 28, 2006	February 3, 2007

Cash and cash equivalents	$5.1	$11.8
Merchandise inventories	120.4	104.7
Accounts receivable and other current assets	36.6	22.5
Current assets of discontinued operations	$162.1	$139.0

Property and equipment (net of accumulated depreciation)	$140.1	$103.5
Goodwill	89.6	-
Other assets	12.8	23.0
Noncurrent assets of discontinued operations	$242.5	$126.5

Short-term borrowings and current portion of long-term debt	$51.1	$40.6
Accounts payable	65.8	39.4
Accrued payroll and other liabilities	36.3	26.2
Other liabilities	6.7	11.7
Current liabilities of discontinued operations	$159.9	$117.9

Long-term liabilities	$50.3	$55.1
Noncurrent liabilities of discontinued operations	$50.3	$55.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders Australia Pty Limited and others (individually and collectively, "the Company"), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At November 3, 2007, the Company operated 538 superstores under the Borders name, including 510 in the United States, 20 in Australia, four in New Zealand, three in Puerto Rico, and one in Singapore. The Company also operated 521 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of November 3, 2007, Paperchase operated 110 stores, primarily in the United Kingdom, and Paperchase shops have been added to approximately 320 domestic Borders superstores.

On March 22, 2007, the Company announced a new strategic plan, which consists of the following principal components:

Grow comparable store sales and profitability in the domestic Borders superstores. In 2007, the Company is focusing on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. The Company is also continuing development of a new concept store, which began in 2006 and the first of which is scheduled to open in early 2008. The concept store will include the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store will also include a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. In addition to the changes to the concept store, the Company has made changes to its loyalty program, Borders Rewards, which was launched domestically in early 2006 and has grown to over 22 million members. The Company has modified Borders Rewards for 2007 to increase profitability, and will use the program to drive revenue through partnerships with other organizations, and drive sales by employing customer data to tailor marketing promotions that meet specific customer needs and interests.

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

Explore strategic alternatives in the International segment. The Company has moderated growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. As announced in March 2007, strategic alternatives for the majority of the Company’s International businesses are being explored. As a result of this process and as previously announced, the Company completed the sale of its bookstore operations in the United Kingdom and Ireland during the third quarter of 2007. The Company is continuing to explore strategic alternatives for its bookstore operations in Australia and New Zealand, and further disclosures will be made in the future as appropriate. The Company believes the Borders brand has global potential, however, and believes that future International growth will most likely utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates, or another similar risk-sharing model. Also remaining as an important business in the International segment is Paperchase Products Limited (Paperchase). Paperchase operates approximately 110 stores and concession departments primarily in the U.K. and nearly 320 departments in Borders stores in the U.S. Paperchase will continue to expand its stores and concession models.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment. This includes a focus on the systems supporting the domestic Borders superstore business, including merchandising, supply chain and in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which will include both in-store and online e-commerce components. The proprietary e-commerce Web site will also allow the Company to engage in key partnerships that are expected to build incremental revenues and profits. The Company expects to launch its e-commerce Web site in the first quarter of 2008.

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

The Company has signed an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. The Company has also signed an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates will operate Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries.

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Sites”). Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch a proprietary e-commerce site in early 2008.

Discontinued Operations

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4 million; (ii) the potential for up to an additional $20.4 million of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd., which is expected to be diluted to approximately seventeen percent (17%); and (iv) 7% loan notes of approximately $3.4 million which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $199.2 million, and the Company has recorded a contingent liability of approximately $6.1 million based upon the likelihood that the Company will be required to perform under the guarantees. The Company did not guarantee the remaining leases of the U.K. and Ireland operations. Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.5 million, and the Company has recorded a liability of approximately $4.6 million based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $20.4 million. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

The disposal resulted in a loss of $116.5 million and $118.7 million for the 13 and 39 weeks ended November 3, 2007, respectively.  The operation of the disposed businesses resulted in losses of $2.9 million and $13.2 million for the 13 and 39 weeks ended November 3, 2007, respectively, and losses of $4.7 million and $19.9 million for the 13 and 39 weeks ended October 28, 2006, respectively.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	0.8	1.0	0.9
Total revenue	101.0	100.8	101.0	100.9
Cost of merchandise sold (includes occupancy)	79.1	78.1	77.6	76.7
Gross margin	21.9	22.7	23.4	24.2
Selling, general and administrative expenses	28.5	28.4	28.0	27.0
Pre-opening expense	0.2	0.5	0.1	0.3
Asset impairments and other writedowns	0.2	0.1	0.1	0.1
Operating loss	(7.0)	(6.3)	(4.8)	(3.2)
Interest expense	1.5	1.1	1.4	0.9
Loss before income tax	(8.5)	(7.4)	(6.2)	(4.1)
Income tax benefit	(3.3)	(2.9)	(2.5)	(1.6)
Loss from continuing operations	(5.2)%	(4.5)%	(3.7)%	(2.5)%

Consolidated Results -- Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Sales

Consolidated sales increased $40.6 million, or 5.3%, to $805.2 million in 2007 from $764.6 million in 2006. This resulted from increased sales in the domestic Borders Superstores and International segments, partially offset by decreased sales in the Waldenbooks Specialty Retail segment.

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

Comparable store sales for domestic Borders superstores increased 1.1% in the 13 weeks ended November 3, 2007. The comparable store sales increase for 2007 was due primarily to positive comparable store sales in the book category of 3.1%, as well as increased comparable store sales in Seattle’s Best Coffee cafes and Paperchase gifts and stationery shops of 7.4% and 8.4%, respectively. Also, on a comparable store basis, transactions increased by 2.8% for the quarter. Comparable store sales in the music category continued to decline with negative comparable store sales of 13.1%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail comparable store sales increased 3.6% in the 13 weeks ended November 3, 2007. The comparable store sales increase was primarily due to increased transactions of 1.8% and increased transaction size of 1.8%. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 7.8% in 2007. The increase was due to primarily to positive comparable store sales in Asia Pacific superstores. The impact of price changes on comparable store sales was not significant.

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

Other revenue has increased $2.0 million, or 31.3%, to $8.4 million in 2007 from $6.4 million in 2006. This was due to an increase in the domestic Borders Superstores and International segments, partially offset by a decrease in the Waldenbooks Specialty Retail segment. Other revenue in the domestic Borders Superstores segment increased primarily due to increased income recognized from unredeemed gift cards in 2007, partially offset by decreased wholesale revenue earned through sales of merchandise to other retailers. The International increase was primarily due to was primarily due to increased revenue from franchisees in 2007. Other revenue in the Waldenbooks Specialty retail segment remained essentially flat, decreasing slightly.

Gross margin

Consolidated gross margin increased $2.9 million, or 1.7%, to $176.2 million in 2007 from $173.3 million in 2006. As a percentage of sales, consolidated gross margin decreased 0.8%, to 21.9% in 2007 from 22.7% in 2006. This was due to a decrease in gross margin as a percentage of sales in the domestic Borders Superstores segment, partially offset by an increase in the Waldenbooks Specialty Retail and International segments. The decrease in the Borders segment was primarily the result of increased promotional discounts, primarily related to Borders Rewards, increased shrinkage, increased occupancy costs and increased distribution costs, all as a percentage of sales. The increase in the Waldenbooks Specialty Retail segment was primarily due to the leveraging of occupancy costs as a percentage of sales, driven by the increase in comparable store sales, as well as decreased product and other costs as a percentage of sales primarily due to improved inventory return rates. Partially offsetting these improvements were increases as a percentage of sales in distribution costs and promotional discounts. The increase in the International segment resulted from decreased occupancy costs as a percentage of sales, driven by the increase in comparable store sales, partially offset by increased distribution and other costs as a percentage of sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $12.3 million, or 5.7%, to $229.4 million in 2007 from $217.1 million in 2006. As a percentage of sales, SG&A increased 0.1%, to 28.5% in 2007 from 28.4% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by a decrease in the International segment. Domestic Borders superstores SG&A expenses as a percentage of sales increased primarily due to increased store payroll expenses as a percentage of sales, as well as increased corporate payroll and operating expenses as a percentage of sales. These increases were a result of spending to support strategic initiatives, as well as payroll increasing at a higher rate than comparable store sales. Partially offsetting these increases were decreased advertising and store operating expenses as a percentage of sales. The Waldenbooks Specialty Retail increase was primarily due to increased corporate payroll and advertising costs as a percentage of sales. Partially offsetting these increases were decreased store payroll and operating expenses as a percentage of sales, resulting from the increase in comparable store sales, and decreased corporate operating expenses as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments. International SG&A expenses as percentage of sales decreased primarily as a result of decreased corporate payroll and operating expenses and decreased store payroll and operating expenses, all as a percentage of sales. These decreases were due to the increase in comparable store sales. Also contributing to the decrease in SG&A as a percentage of sales was decreased advertising expenses as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $3.5 million, or 39.8%, to $12.3 million in 2007 from $8.8 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and fiscal 2006 common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions due to the impact of state and foreign income taxes. The Company's estimated annual effective tax rate from continuing operations was 39.0% in 2007 and 2006.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 5.2% in 2007 from 4.5% in 2006, and loss from continuing operations dollars increased to $41.7 million in 2007 from $34.4 million in 2006.

Consolidated Results -- Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Sales

Consolidated sales increased $121.0 million, or 5.2%, to $2,450.2 million in 2007 from $2,329.2 million in 2006. This resulted primarily from increased sales in the domestic Borders superstores and International segments, partially offset by decreased sales in the Waldenbooks Specialty Retail segment.

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

Comparable store sales for domestic Borders superstores increased 1.3% in the 39 weeks ended November 3, 2007. The comparable store sales increase for 2007 was due primarily to positive comparable store sales in the book category of 3.6%, as well as increased comparable store sales in Seattle’s Best Coffee cafes and Paperchase gifts and stationery shops of 10.2% and 9.3%, respectively. Also, on a comparable store basis, transactions increased by 1.4% for the quarter. Comparable store sales in the music category continued to decline with negative comparable store sales of 14.6%. The impact of price changes on comparable store sales was not significant.

Waldenbooks’ comparable store sales increased 3.0% in the 39 weeks ended November 3, 2007. The comparable store sales increase was driven by increased transaction size of 3.0% while transaction count remained flat. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 7.2% in 2007. The increase was due to primarily to positive comparable store sales in Asia Pacific superstores. The impact of price changes on comparable store sales was not significant.

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

Other revenue has increased $3.2 million, or 15.7%, to $23.6 million in 2007 from $20.4 million in 2006. The increase is due to increases in the domestic Borders Superstores and International segments, partially offset by a decrease in the Waldenbooks Specialty Retail segment. The increase in domestic Borders Superstores was primarily due to increased income recognized from unredeemed gift cards in 2007. The International increase was primarily due to increased revenue from franchisees in 2007. The decrease in Waldenbooks Specialty Retail was primarily due to decreased income recognized from unredeemed gift cards.

Gross margin

Consolidated gross margin increased $10.2 million, or 1.8%, to $574.3 million in 2007 from $564.1 million in 2006. As a percentage of sales, consolidated gross margin decreased 0.8%, to 23.4% in 2007 from 24.2% in 2006. This was due to a decrease in gross margin as a percentage of sales for the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. The decrease in the domestic Borders Superstores segment was primarily the result of increased promotional discounts as a percentage of sales, primarily related to Borders Rewards, increased shrinkage, and increased occupancy costs as a percentage of sales, due to increased depreciation and property tax expense. Partially offsetting these increases were decreased distribution costs as a percentage of sales, driven by the increase in comparable store sales. The decrease in the Waldenbooks Specialty Retail segment was primarily due to increased promotional discounts and other costs as a percentage of sales, mainly related to sales of the seventh and final book in the Harry Potter series and Borders Rewards, and increased distribution costs as a percentage of sales. Partially offsetting these increases were decreased occupancy costs as a percentage of sales, primarily due to the increase in comparable store sales, and decreased product costs as a percentage of sales, due to improved inventory return rates. The increase in the International segment primarily resulted from decreased occupancy costs as a percentage of sales, driven by the increase in comparable store sales, partially offset by increased distribution costs as a percentage of sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (SG&A) increased $56.6 million, or 9.0%, to $685.5 million in 2007 from $628.9 million in 2006. As a percentage of sales, SG&A increased 1.0%, to 28.0% in 2007 from 27.0% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by a decrease in the International segment. Domestic Borders Superstores SG&A expenses as a percentage of sales increased primarily due to increased corporate payroll and operating expenses as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and the investment in strategic initiatives. In addition, store payroll and operating expenses as a percentage of sales increased while advertising costs were flat as a percentage of sales. The Waldenbooks Specialty Retail increase was primarily due to increased corporate payroll and advertising expense as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement. Partially offsetting these increases were decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales, and decreased corporate operating expenses as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments. International SG&A expenses as percentage of sales decreased primarily as a result of decreased corporate payroll and operating expenses as a percentage of sales and decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting these items were increased advertising costs as a percentage of sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense increased $11.5 million, or 54.8%, to $32.5 million in 2007 from $21.0 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures, inventory investment and fiscal 2006 common stock repurchases.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions due to the impact of state and foreign income taxes. The Company's estimated annual effective tax rate from continuing operations was 39.0% in 2007 and 2006.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 3.7% in 2007 from 2.5% in 2006, and loss from continuing operations dollars increased to $90.2 million in 2007 from $57.8 million in 2006.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders and Paperchase stores), and Corporate (consisting of certain corporate governance costs and incentive costs). See “Note 5 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Segment data includes charges allocating all corporate headquarters costs to each segment. Interest income and expense are allocated to segments based upon the cash flow generated or absorbed by those segments. The Company utilizes fixed interest rates, approximating the Company’s medium-term borrowing and investing rates, in calculating segment interest income and expense.

Domestic Borders Superstores

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	$615.8	$583.2	$1,889.4	$1,789.7
Other revenue	$6.4	$5.4	$18.6	$17.7
Operating loss	$(31.9)	$(18.5)	$(56.8)	$(6.0)
Operating loss as a % of sales	(5.2)%	(3.2)%	(3.0)%	(0.3)%
Store openings	4	11	12	18
Store closings	-	-	1	4
Store count	510	487	510	487

Domestic Borders Superstores - Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Sales

Borders' sales increased $32.6 million, or 5.6%, to $615.8 million in 2007 from $583.2 million in 2006. This increase was comprised of non-comparable sales primarily associated with 2007 and 2006 store openings of $26.3 million and comparable store sales increases of $6.3 million.

Other revenue

Other revenue increased $1.0 million, or 18.5%, to $6.4 million in 2007 from $5.4 million in 2006. This increase was primarily due to increased income recognized from unredeemed gift cards in 2007, partially offset by decreased wholesale revenue earned through sales of merchandise to other retailers.

Gross margin

Gross margin as a percentage of sales decreased 1.5%, to 22.4% in 2007 from 23.9% in 2006. This was primarily due to increased promotional discounts of 1.0% as a percentage of sales, primarily related to Borders Rewards, increased shrinkage of 1.0% as a percentage of sales, increased occupancy costs of 0.4% as a percentage of sales, due to increased depreciation and property tax expense, as well as increased distribution costs of 0.1% as a percentage of sales. These items were partially offset by 2006 accruals for Borders Rewards member benefits of 1.0% as a percentage of sales. These prior year benefits were substantially modified in 2007 and reduced the required accrual in the current year.

Gross margin dollars decreased $1.2 million, or 0.9%, to $138.2 million in 2007 from $139.4 million in 2006, which was primarily due to the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings and the increase in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.7%, to 27.2% in 2007 from 26.5% in 2006, primarily due to increased store payroll expenses of 0.6% as a percentage of sales, as well as increased corporate payroll and operating expenses of 0.5% as a percentage of sales. These increases were a result of spending to support strategic initiatives, as well as payroll increasing at a higher rate than comparable store sales. Partially offsetting these increases were decreased advertising costs of 0.3% as a percentage of sales and decreased store operating expenses of 0.1% as a percentage of sales.

SG&A dollars increased $12.8 million, or 8.3%, to $167.5 million in 2007 from $154.7 million in 2006, primarily due to new store openings and the increased store payroll and operating expenses required, partially offset by decreased advertising costs.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 5.2% in 2007 from 3.2% in 2006, and operating loss dollars increased to $31.9 million in 2007 from $18.5 million in 2006.

Domestic Borders Superstores - Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Sales

Borders' sales increased $99.7 million, or 5.6%, to $1,889.4 million in 2007 from $1,789.7 million in 2006. This increase was comprised of non-comparable sales primarily associated with 2007 and 2006 store openings of $77.6 million and comparable store sales increases of $22.1 million.

Other revenue

Other revenue increased $0.9 million, or 5.1%, to $18.6 million in 2007 from $17.7 million in 2006. This increase was primarily due to increased income recognized from unredeemed gift cards in 2007.

Gross margin

Gross margin as a percentage of sales decreased 1.3%, to 24.0% in 2007 from 25.3% in 2006. This was primarily due to increased promotional discounts of 0.7% as a percentage of sales, primarily related to Borders Rewards, increased shrinkage of 0.8% as a percentage of sales, and increased occupancy costs of 0.7% as a percentage of sales, due to increased depreciation and property tax expense. Partially offsetting these increases were decreased distribution costs of 0.1% as a percentage of sales, driven by the increase in comparable store sales, and 2006 accruals for Borders Rewards member benefits of 0.8% as a percentage of sales. These prior year benefits were substantially modified in 2007 and reduced the required accrual in the current year.

Gross margin dollars decreased $0.1 million, to $453.6 million in 2007 from $453.7 million in 2006, which was primarily due to the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings and the increase in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.5%, to 26.7% in 2007 from 25.2% in 2006, primarily due to increased corporate payroll and corporate operating expenses of 1.0% as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and 2007 investment in strategic initiatives. In addition, store payroll and operating expenses increased 0.5% as a percentage of sales while advertising costs were flat as a percentage of sales.

SG&A dollars increased $52.8 million, or 11.7%, to $504.4 million in 2007 from $451.6 million in 2006, primarily due to new store openings and the increased store payroll and operating expenses required, a gain on the sale of investments in 2006 of $5.0 million, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million, and the settlement of the California overtime litigation in 2007 of $3.5 million.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 3.0% in 2007 from 0.3% in 2006, and operating loss dollars increased to $56.8 million in 2007 from $6.0 million in 2006.

Waldenbooks Specialty Retail

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	$109.7	$123.8	$334.5	$377.5
Other revenue	$0.4	$0.5	$1.4	$1.8
Operating loss	$(20.5)	$(23.5)	$(46.9)	$(52.1)
Operating loss as % of sales	(18.7)%	(19.0)%	(14.0)%	(13.8)%
Store Openings	1	4	1	7
Store Closings	12	7	44	33
Store Count	521	652	521	652

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Sales

Waldenbooks Specialty Retail sales decreased $14.1 million, or 11.4%, to $109.7 million in 2007 from $123.8 million in 2006. This decrease was comprised of decreased non-comparable sales associated with 2007 and 2006 store closings of $17.9 million, partially offset by increased comparable store sales of $3.8 million.

Other revenue

Other revenue remained essentially flat, decreasing $0.1 million, to $0.4 million in 2007 from $0.5 million in 2006.

Gross margin

Gross margin as a percentage of sales increased 0.2%, to 15.5% in 2007 from 15.3% in 2006. This was primarily due to the leveraging of occupancy costs as a percentage of sales of 0.7%, driven by the increase in comparable store sales, as well as decreased product and other costs of 1.9% as a percentage of sales, primarily due to improved inventory return rates. Partially offsetting these improvements were increased distribution costs of 1.8% as a percentage of sales, primarily due to slightly higher inventory levels, and increased promotional discounts of 0.6% as a percentage of sales, primarily related to Borders Rewards.

Gross margin dollars decreased $2.0 million, or 10.5%, to $17.0 million in 2007 from $19.0 million in 2006, primarily due to store closures, partially offset by the increase in comparable store sales and the increase in gross margin percentage noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.2%, to 34.1% in 2007 from 33.9% in 2006. This was primarily due to increased corporate payroll expenses of 0.5% as a percentage of sales and increased advertising costs of 0.6% as a percentage of sales. Partially offsetting these increases were decreased store payroll and operating expenses of 0.5% as a percentage of sales, resulting from the increase in comparable store sales, and decreased corporate operating expenses of 0.4% as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments.

SG&A dollars decreased $4.6 million, or 11.0%, to $37.4 million in 2007 from $42.0 million in 2006, primarily due to store closures.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 18.7% in 2007 from 19.0% in 2006, and operating loss dollars decreased to $20.5 million in 2007 from $23.5 million in 2006.

Waldenbooks Specialty Retail - Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Sales

Waldenbooks Specialty Retail sales decreased $43.0 million, or 11.4%, to $334.5 million in 2007 from $377.5 million in 2006. This decrease was comprised of decreased non-comparable sales associated with 2007 and 2006 store closings of $52.4 million, partially offset by increased comparable store sales of $9.4 million.

Other revenue

Other revenue decreased $0.4 million, or 22.2%, to $1.4 million in 2007 from $1.8 million in 2006. This was primarily due to decreased income recognized from unredeemed gift cards.

Gross margin

Gross margin as a percentage of sales decreased 0.3%, to 17.7% in 2007 from 18.0% in 2006. This was primarily due to increased promotional discounts and other costs of 1.2% as a percentage of sales, mainly related to sales of the seventh and final book in the Harry Potter series and Borders Rewards, and increased distribution costs of 1.0% as a percentage of sales, primarily due to slightly higher inventory levels. Partially offsetting these increases were decreased occupancy costs as a percentage of sales of 1.3%, primarily due to the increase in comparable store sales, and decreased product costs of 0.6% as a percentage of sales, due to improved inventory return rates.

Gross margin dollars decreased $8.8 million, or 12.9%, to $59.3 million in 2007 from $68.1 million in 2006, primarily due to store closures and the decrease in gross margin percentage noted above, partially offset by the increase in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 31.6% in 2007 from 31.5% in 2006. This was primarily due to increased corporate payroll expense of 1.0% as a percentage of sales and increased advertising expense of 0.3% as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement. Partially offsetting these increases were decreased store payroll and operating expenses of 0.4% as a percentage of sales, driven by the increase in comparable store sales, and decreased corporate operating expenses of 0.8% as a percentage of sales, due to decreased depreciation expense resulting from fourth quarter 2006 asset impairments.

SG&A dollars decreased $13.0 million, or 10.9%, to $105.8 million in 2007 from $118.8 million in 2006, primarily due to store closures and income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 14.0% in 2007 from 13.8% in 2006, and operating loss dollars decreased to $46.9 million in 2007 from $52.1 million in 2006.

International

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	$79.7	$57.6	$226.3	$162.0
Other revenue	$1.6	$0.5	$3.6	$0.9
Operating loss	$(1.1)	$(3.4)	$(3.8)	$(7.0)
Operating loss as % of sales	(1.4)%	(5.9)%	(1.7)%	(4.3)%
Superstore Store Openings	-	-	2	2
Superstore Store Count	28	22	28	22

International - Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Sales

International sales increased $22.1 million, or 38.4%, to $79.7 million in 2007 from $57.6 million in 2006. Of this increase in sales, $7.0 million was due to the translation of foreign currencies to U.S. dollars. The remaining $15.1 million was the result of new superstore openings and the increase in comparable store sales.

Other revenue

Other revenue increased $1.1 million, or 220.0%, to $1.6 million in 2007 from $0.5 million in 2006. This was primarily due to increased revenue from franchisees in 2007.

Gross margin

Gross margin as a percentage of sales increased 0.4%, to 26.3% in 2007 from 25.9% in 2006, primarily the result of decreased occupancy costs of 1.5% as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting this decrease were increased distribution and other costs of 1.1% as a percentage of sales.

Gross margin dollars increased $6.1 million, or 40.9%, to $21.0 million in 2007 from $14.9 million in 2006. The increase is due to the improvement in the gross margin rate, new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $1.8 million.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 3.0%, to 27.7% in 2007 from 30.7% in 2006. This was primarily the result of decreased corporate payroll and operating expenses of 2.6% as a percentage of sales, and decreased store payroll and operating expenses of 0.2% as a percentage of sales. These decreases were due to the increase in comparable store sales. Also contributing to the decrease in SG&A as a percentage of sales was decreased advertising expenses of 0.2% as a percentage of sales.

SG&A dollars increased $4.0 million, or 22.5%, to $21.8 million in 2007 from $17.8 million in 2006. Of this increase, $1.8 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process relating to the Company’s Asia Pacific operations.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 1.4% in 2007 as compared to 5.9% in 2006, and operating loss dollars decreased to $1.1 million in 2007 from $3.4 million in 2006.

International - Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Sales

International sales increased $64.3 million, or 39.7%, to $226.3 million in 2007 from $162.0 million in 2006. Of this increase in sales, $19.4 million was due to the translation of foreign currencies to U.S. dollars. The remaining $44.9 million was the result of new superstore openings and the increase in comparable store sales.

Other revenue

Other revenue increased $2.7 million, or 300.0%, to $3.6 million in 2007 from $0.9 million in 2006. This was primarily due to increased revenue from franchisees in 2007.

Gross margin

Gross margin as a percentage of sales increased 1.0%, to 27.1% in 2007 from 26.1% in 2006, primarily the result of decreased occupancy costs of 1.1% as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting this decrease were increased distribution costs of 0.1% as a percentage of sales.

Gross margin dollars increased $19.1 million, or 45.2%, to $61.4 million in 2007 from $42.3 million in 2006. The increase is due to the improvement in the gross margin rate, new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $5.2 million.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 1.2%, to 28.6% in 2007 from 29.8% in 2006. This was primarily the result of decreased corporate payroll and operating expenses of 0.8% as a percentage of sales and decreased store payroll and operating expenses of 0.5% as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting these items were increased advertising costs of 0.1% as a percentage of sales.

SG&A dollars increased $16.0 million, or 33.1%, to $64.3 million in 2007 from $48.3 million in 2006. Of this increase, $5.1 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process relating to the Company’s Asia Pacific operations.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 1.7% in 2007 as compared to 4.3% in 2006, and operating loss dollars decreased to $3.8 million in 2007 from $7.0 million in 2006.

Corporate

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Operating loss	$(2.7)	$(2.6)	$(11.0)	$(10.2)

The Corporate segment includes various corporate governance and corporate incentive costs.

Corporate - Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Operating loss dollars remained essentially flat, increasing $0.1 million, or 3.8%, to $2.7 million in 2007 from $2.6 million in 2006.

Corporate - Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Operating loss dollars increased $0.8 million, or 7.8%, to $11.0 million in 2007 from $10.2 million in 2006. This was primarily due to costs incurred to explore financing alternatives in 2007.

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

Net cash used for operations of continuing operations was $165.5 million and $190.1 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. Operating cash outflows for the period reflect operating results from continuing operations and decreases in taxes payable and expenses payable, as well an increase in inventories, prepaid expenses, other long-term assets, deferred income taxes and other long-term liabilities. The current year operating cash inflows primarily reflect non-cash charges for depreciation and a loss on the disposal of assets related to the remodel program, as well as an increase in accounts payable and a decrease in accounts receivable.

Net cash used for investing of continuing operations was $94.3 million in 2007, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, the development of the e-commerce Web site, new corporate information technology systems, and maintenance spending. These expenditures were partially offset by proceeds from the sale of the Company’s U.K. and Ireland bookstore operations of $20.4 million. Net cash used for investing of continuing operations was $109.1 million in 2006, which primarily resulted from capital expenditures, offset by the sale of investments of $21.6 million.

Net cash provided by financing of continuing operations in 2007 was $275.2 million, resulting from funding from the Company’s credit facility of $288.2 million, as well as proceeds from stock option exercises of $6.5 million and the associated excess tax benefit of $0.1 million, partially offset by the payment of the Company’s quarterly cash dividends of $19.4 million and the repayment of long-term debt of $0.2 million. Net cash provided by financing of continuing operations in 2006 was $262.6 million, resulting from funding from the Company’s credit facility of $380.2 million, as well as proceeds from stock option exercises of $21.9 million and the associated excess tax benefit of stock option exercises of $3.2 million, partially offset by the repurchase of common stock totaling $123.7 million, as well as the payment of the Company’s quarterly cash dividends of $18.8 million and the repayment of long-term debt of $0.2 million.

The Company expects capital expenditures to be approximately $170.0 million in 2007, resulting primarily from investment in management information systems of domestic Borders superstores, in the Company’s new e-commerce strategy, and a reduced number of new superstore openings and store refurbishments. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers, and management information systems. The Company has opened 12 domestic and two international Borders superstores in 2007, and plans to open approximately 8 additional domestic Borders superstores and two additional international Borders superstores in 2007, as the majority of these stores were committed to prior to the Company’s finalizing its strategic plan. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.4 million, representing capital expenditures of $1.2 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million, and average cash requirements for a Borders Express conversion are less than $0.1 million. The Company plans to lease new store locations predominantly under operating leases.

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

Since 2004, the Company has paid a regular quarterly dividend. The declaration and payment of dividends, if any, is subject to the discretion of the Board and to certain limitations under the Michigan Business Corporation Act. In addition, the Company’s ability to pay dividends is restricted by certain agreements to which the Company is a party.

The Company has a Multicurrency Revolving Credit Agreement (the “Credit Agreement”), which was amended as of August 28, 2007, and which will expire in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. As of November 3, 2007 the Company was in compliance with all covenants contained within this agreement. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $790.7 million, $569.2 million and $499.1 million at November 3, 2007, October 28, 2006 and February 3, 2007, respectively, excluding any borrowings outstanding related to the Company’s recently disposed U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $51.1 million and $40.5 million at October 28, 2006 and February 3, 2007, respectively.

As of November 3, 2007 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. The August 28, 2007 amendment, subject to certain conditions, allows for the sale of the majority of the Company’s International segment and permits term loan financing should the Company determine at a future point to seek such financing. This amendment is intended to provide flexibility to the Company in executing its strategic plan and to maintain the Company’s compliance with the covenants of the Credit Agreement.

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $5.0 million, long-term debt (including current portion) of $5.3 million and minority interest of $0.3 million at November 3, 2007. These amounts have been treated as non-cash items on the consolidated statements of cash flows.

As discussed above, the Company guarantees the leases of four stores that it previously owned in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $199.2 million, and the Company has recorded a contingent liability of approximately $6.1 million based upon the likelihood that the Company will be required to perform under the guarantees. The Company also has indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.5 million, and the Company has recorded a liability of approximately $4.6 million based upon the likelihood that the Company will be required to perform under the indemnification.

Significant Contractual Obligations

The following table summarizes the Company’s significant contractual obligations, excluding interest expense:

	Fiscal Year
(dollars in millions)	2007	2008-2009	2010-2011	2012 and Thereafter	Total
Credit Agreement borrowings	$790.7	$—	$—	$—	$790.7
Capital lease obligations	0.1	0.1	0.1	—	0.3
Operating lease obligations	94.7	636.7	562.1	1,809.2	3,102.7
Debt of consolidated VIEs	0.2	0.4	0.4	4.3	5.3
Other borrowings	2.2	—	—	—	2.2
Total	$887.9	$637.2	$562.6	$1,813.5	$3,901.2

The above table excludes amounts relating to the Company’s guarantee of four stores that it previously owned in the U.K. and Ireland, as discussed above in Off-Balance Sheet Arrangements.

Seasonality

The Company’s business is highly seasonal, with significantly higher sales and substantially all operating income realized during the fourth quarter.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these estimates during the third quarter of fiscal 2007.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as "projects," "expected," "estimated," "look toward," "continuing," "planning," "returning," "guidance," "goal," "will," "may," "intend," "anticipates," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the company's future financial performance (including earnings per share growth, EBIT margins and inventory turns, liquidity, same-store sales growth, and anticipated capital expenditures and depreciation and amortization amounts), its strategic plans and expected financing of and benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the exploration of strategic alternatives with respect to certain international operations, the downsizing of the Specialty Retail Segment and the development of a proprietary website) and its intentions with respect to dividend payments and share repurchases.

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

Item 4. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 3, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no significant changes in these risks and uncertainties during fiscal 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the third quarter of fiscal 2007.

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

BORDERS GROUP, INC.
(REGISTRANT)

Date: December 13, 2007                    By:/s/ Edward W. Wilhelm
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