Form 10-K
period 2008-02-02
BORDERS GROUP INC
filed 2008-04-14
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

Securities registered pursuant to Section 12(b) of the act:

Title of Class	Name of Exchange on which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $883,615,650 based upon the closing market price of $15.02 per share of Common Stock on the New York Stock Exchange as of August 3, 2007.

Number of shares of Common Stock outstanding as of April 4, 2008: 60,495,873

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I

Item 1.	Business

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “look toward,” “going forward,” “continuing,” “planning,” “returning,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial performance (including earnings per share growth, EBIT margins and inventory turns, liquidity, same-store sales growth, and anticipated capital expenditures and depreciation and amortization amounts), its exploration of strategic alternatives, its financing agreement with Pershing Square and the benefits thereof, strategic plans and expected financing and benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the downsizing of the Waldenbooks Specialty Retail segment and the development of a proprietary Web site).

These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the Company’s forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital to fund the Company’s operations and to carry out its strategic plans; the performance of the Company’s information technology systems and the development of improvements to the systems necessary to implement the Company’s strategic plan, and, with respect to the exploration of strategic alternatives including the sale of certain parts of the Company or the sale of the entire Company, the ability to attract interested third parties.

Although it is not possible to predict or identify all such factors, they may include the risks discussed in “Item 1A. — Risk Factors.” The Company does not undertake any obligation to update forward-looking statements.

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders Australia Pty Limited and others (individually and collectively, the “Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 2, 2008, the Company operated 541 superstores under the Borders name, including 509 in the United States, 22 in Australia, five in New Zealand, three in Puerto Rico, and two in Singapore. The Company also operated 490 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 2, 2008, Paperchase operated 112 stores, primarily in the United Kingdom, and Paperchase shops have been added to 319 domestic Borders superstores.

Business Strategy

Throughout fiscal 2007, the Company continued to implement its strategic plan, the principal components of which are as follows: grow comparable store sales and profitability in the domestic Borders superstores, right-size the Waldenbooks Specialty Retail business, explore strategic alternatives in the International segment, and leverage innovation, technology and strategic alliances to differentiate the Company’s business, primarily through its Borders Rewards loyalty program and through the planned launch of a proprietary e-commerce Web site during the spring of fiscal 2008. Please see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s business strategy.

On March 20, 2008, the Company announced that it would undergo a strategic alternative review process. J.P. Morgan Securities Inc. and Merrill Lynch & Co. have been retained as the Company’s financial advisors to assist in this process. The review will include the investigation of a wide range of alternatives including the sale of the Company and/or certain divisions for the purpose of maximizing shareholder value.

Segment Information

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores and International stores (including Borders and Paperchase stores). Corporate consists of the unallocated portion of certain corporate governance and corporate incentive costs. See “Note 13 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores

Borders is a premier operator of book, music and movie superstores in the United States, offering customers selection and service that the Company believes to be superior to other such superstore operators. In 2007, the Company opened 18 new Borders superstores, achieved average sales per square foot of $228 and average sales per superstore of $5.6 million. Borders superstores offer customers a vast assortment of books, music and movies, superior customer service, value pricing and an inviting and comfortable environment designed to encourage browsing. The largest superstores carry up to 200,000 book, bargain book, music, movie and periodical titles. On average, Borders superstores carry 87,000 book titles, with individual store selections ranging from 39,000 titles to 141,000 titles, across numerous categories, including many hard-to-find titles. As of February 2, 2008, the majority of the domestic Borders superstores were in a book, music and movie format, which also features an extensive selection of pre-recorded music, with a broad assortment in categories such as jazz, classical and world music, and a broad assortment of DVDs, focusing on new release and catalog movies. A typical Borders superstore carries approximately 11,500 titles of music and over 7,000 titles of movies.

Borders superstores average 24,700 square feet in size, including approximately 13,000 square feet devoted to books, 2,700 square feet devoted to music, 800 square feet devoted to newsstand and 900 square feet devoted to movies. Through its remodeling efforts, Borders is realigning space devoted to specific categories which, in general, results in an increase in space for categories such as books, movies and gifts and stationery and a reduction in music space. As part of those efforts, the Company remodeled 93 Borders superstores during 2007.

Stores opened in 2007 averaged 22,900 square feet. Each store is distinctive in appearance and architecture and is designed to complement its local surroundings, although Borders utilizes certain standardized specifications to increase the speed and lower the cost of new store openings.

The typical Borders superstore also dedicates approximately 800 square feet to gifts and stationery. In 2005, the Company began to install Paperchase shops in all new and most remodeled domestic superstores as part of a long-term plan to enhance the variety and distinctiveness of the Company’s gifts and stationery offering. The Company will continue to convert gifts and stationery departments to Paperchase shops through its store remodeling efforts.

In addition, the Company devotes approximately 1,400 square feet to a cafe within virtually all Borders superstores. In August 2004, the Company entered into a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which the Company operates Seattle’s Best Coffee-branded cafes within substantially all of the Company’s existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened. Cafes located within existing Borders superstores began conversion to Seattle’s Best Coffee cafes in early 2005, and the conversions were completed during 2007. There was no change in the size of the cafes as a result of the conversion to Seattle’s Best Coffee.

The Company is currently exploring changes to its superstore format, and has developed a concept store that incorporates these changes. The first of these new concept stores opened during the first quarter of 2008, and the Company expects to open 14 additional concept stores during the year. The concept store design represents a significant enhancement over existing Borders stores inside and out and fulfills the Company’s mission to be a headquarters for knowledge and entertainment. The concept store includes a deep and intelligent selection, knowledgeable staff and a comfortable, welcoming atmosphere. The concept store brings a fresh new look and an exciting interactive dimension to the store with a Digital Center where customers can do everything from mix and make their own custom CDs, download books and music, publish their own books, explore their family history, and create photo books. The concept store also puts a strong focus on popular categories, including travel, cooking, wellness, graphic novels and children’s, by incorporating digital options and the online world, making these sections of the store interactive destinations where customers can not only shop a vast selection of books, but also take advantage of computer kiosks featuring recommendations, related video content including interviews with experts and authors, and much more. In addition, in select destinations within the store, there are large in-section LCD screens broadcasting a depth of content featuring some highly recognizable names in these subject areas, as well as Borders’ own exclusive programs.

The Company believes this new concept store is a key part of its long-term strategic plan, and that its concept store differentiates Borders and gives customers a reason to choose its stores over other competitors (both brick and mortar and online). The Company also believes that the concept store, along with the launch of the new Borders.com, will deliver on its cross-channel retail strategy including the option for customers to access the Web site in stores to view wish lists and conveniently order from millions of titles for delivery to their homes or their Borders store within two days.

The Company plans to analyze results of these concept stores to ascertain if acceptable financial returns can be achieved. Based on this financial analysis, the Company will make decisions to retrofit the particularly successful elements of the concept store into existing stores.

The number of Borders domestic superstores located in each state and the District of Columbia as of February 2, 2008 are listed below:

Number of
State	Stores
Alaska	1
Arizona	12
Arkansas	1
California	81
Colorado	14
Connecticut	10
Delaware	2
District of Columbia	3
Florida	25
Georgia	15
Hawaii	8
Idaho	2
Illinois	36
Indiana	12
Iowa	4
Kansas	7
Kentucky	5
Louisiana	1
Maine	3
Maryland	12
Massachusetts	15
Michigan	18
Minnesota	7
Mississippi	1
Missouri	10
Montana	3
Nebraska	3
Nevada	6
New Hampshire	4
New Jersey	15
New Mexico	5
New York	29
North Carolina	10
Ohio	20
Oklahoma	4
Oregon	7
Pennsylvania	25
Rhode Island	2
South Dakota	1
Tennessee	7
Texas	23
Utah	3
Vermont	1
Virginia	15
Washington	13
West Virginia	2
Wisconsin	6

Total	509

Waldenbooks Specialty Retail Stores

Waldenbooks Specialty Retail operates small format stores in malls, airports and outlet malls, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks Specialty Retail operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. Average sales per square foot were $277 and average sales per store were $1.1 million for 2007. Waldenbooks Specialty Retail stores average approximately 3,800 square feet in size, and carry an average of 15,500 titles, ranging from 7,700 in an airport store to 24,500 in a large format store.

The number of Waldenbooks Specialty Retail stores located in each state and the District of Columbia as of February 2, 2008 are listed below:

Number of
State	Stores

Alabama	3
Alaska	2
Arizona	5
Arkansas	3
California	34
Colorado	5
Connecticut	7
Delaware	2
District of Columbia	1
Florida	34
Georgia	11
Hawaii	6
Idaho	2
Illinois	25
Indiana	11
Iowa	6
Kansas	5
Kentucky	10
Louisiana	4
Maine	2
Maryland	13
Massachusetts	16
Michigan	21
Minnesota	3
Mississippi	3
Missouri	7
Montana	3
Nebraska	4
Nevada	4
New Hampshire	5
New Jersey	16
New Mexico	2
New York	20
North Carolina	14
North Dakota	1
Ohio	30
Oklahoma	8
Oregon	6
Pennsylvania	44
Rhode Island	2
South Carolina	8
South Dakota	2
Tennessee	6
Texas	29
Utah	2
Vermont	3
Virginia	15
Washington	9
West Virginia	6
Wisconsin	9
Wyoming	1

Total	490

International Stores

The Company has a presence on four continents. During fiscal 2007, the Company opened six International superstores.

The Company sold all of its bookstores in the United Kingdom and Ireland during the third quarter of 2007. See “Note 14 — Discontinued Operations” in the notes to consolidated financial statements for further information relating to the sale of these bookstores.

International superstores as of February 2, 2008 are listed below:

Number of
Country	Stores

Australia	22
New Zealand	5
Puerto Rico	3
Singapore	2

Total	32

International superstores, which operate under the Borders name, achieved average sales per square foot of $381 and average sales per superstore of $8.3 million in 2007. International superstores range between 13,500 and 38,400 square feet in size, and are located in both city center as well as suburban locations. All International superstores offer book, music, movie and gifts and stationery merchandise and feature cafes. Cafes located in Australia and New Zealand are licensed to and operated by Gloria Jean’s Coffees. The gifts and stationery departments in select Asia Pacific superstores are branded Paperchase. The Company owns substantially all of Paperchase, as discussed below.

In July 2004, the Company increased its 15% equity stake in Paperchase to 96.5%, and purchased an additional 0.5% interest in November of 2007, bringing its equity interest in Paperchase to 97% as of February 2, 2008. Paperchase is a brand leader in design-led and innovative stationery retailing in the United Kingdom. As of February 2, 2008, the Company operated 112 Paperchase locations, including 33 stand-alone stores, 25 concessions in selected House of Fraser and Selfridges stores, and seven stores located in railway stations. In addition, the Company operates concessions in 42 International Borders superstores, primarily located in the U.K, as well as in five Books etc. stores, also located in the U.K. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.

Internet

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Sites”). These agreements are currently being renewed on a month-to-month basis. Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch its proprietary e-commerce Web site during the spring of fiscal 2008. At that time the Amazon agreements will be terminated subject to the survival of certain provisions.

Distribution

The Company’s centralized distribution system, consisting of 10 distribution facilities worldwide, enhances its ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to the Company’s distribution centers. Approximately 90% of the books carried by the Company’s stores are processed through the Company’s distribution facilities. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes the Company’s own distribution center to ship approximately 95% of its music and movie inventory to its stores.

In general, unsold books and magazines can be returned to their vendors at cost. Domestic Borders superstores and Waldenbooks Specialty Retail stores return books to the Company’s centralized returns center near Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.

As of February 2, 2008, the Company’s primary distribution centers were located in the following localities:

Locality, Country	Number	Square Footage

Bedfordshire, United Kingdom (services Paperchase)	1	67,000
California, United States	1	414,000
Melbourne, Australia	1	35,300
Ohio, United States	1	172,000
Pennsylvania, United States	1	600,000
Puerto Rico	1	10,500
Singapore	1	8,200
Tennessee, United States	3	926,000

Total	10	2,233,000

The Company completed its second year of a multi-year initiative to enhance the efficiency of its distribution and logistics network. In 2007, the Company closed its Indiana facility and consolidated certain operations within the Tennessee campus. In 2008, the Company will reduce its three Tennessee facilities to two for a total of 633,000 square feet, and will transfer the operations of the Ohio facility, which services the Company’s multimedia categories, to its three primary distribution facilities. These changes will further optimize inventory and supply chain cost management.

Employees

As of February 2, 2008, the Company had a total of approximately 14,100 full-time employees and approximately 15,400 part-time employees worldwide. When hiring new employees, the Company considers a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point of sale terminals and store policies and procedures. The Company believes that its relations with employees are generally excellent. The Company’s employees are not represented by unions.

Trademarks and Service Marks

Borders®, Borders Book Shop®, Borders Books & Music®, and Borders Books Music Cafe® among other marks, are all registered trademarks and service marks used by Borders. Borders Rewards® is a service mark used by Borders and Waldenbooks. Brentano’s®, Waldenbooks®, and Waldenkids®, among other marks, are all registered trademarks and service marks used by Waldenbooks. Paperchase® is a registered trademark used by Paperchase Products Limited. Borders.com® is a registered trademark and service mark used by Borders Online, Inc. The Borders, Waldenbooks, Borders.com and Waldenbooks.com service marks are used as trade names in connection with their business operations.

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

George L. Jones	57	President and Chief Executive Officer
Kenneth H. Armstrong	58	Executive Vice President of U.S. Stores
Robert P. Gruen	58	Executive Vice President of Merchandising and Marketing
Edward W. Wilhelm	49	Executive Vice President, Chief Financial Officer
Thomas D. Carney	61	Executive Vice President, General Counsel and Secretary
Daniel T. Smith	43	Executive Vice President, Human Resources

George L. Jones was appointed President, Chief Executive Officer and a Director for the Company effective July 17, 2006. Mr. Jones has more than three decades of retail experience including his most recent post as President and Chief Executive Officer of the Saks Department Store Group. Prior to Saks, Mr. Jones was President, Worldwide Licensing and Retail, for Warner Bros., where in addition to his core responsibilities, he oversaw Warner Bros. Worldwide Publishing, Kids WB Music, Warner Bros. Interactive Entertainment, WB Sports and Warner Bros. Studio Stores. His background also includes key merchandising and operations positions at Target Corporation, including Executive Vice President-Store Operations and Senior Vice President-Merchandising.

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

Robert P. Gruen was appointed Executive Vice President of Merchandising and Marketing effective February 2007. Mr. Gruen has more than three decades of retail experience including positions at Target, Roses Stores, Warner Bros., and Parisian. Most recently, Mr. Gruen served for one year as Executive Vice President of Merchandising for HSN (Home Shopping Network), where he was responsible for strategic direction of the merchandise group. Immediately prior to his role at HSN, Mr. Gruen served for two years as Group Vice President of Meijer, Inc., and prior to that served for two years as President and Chief Executive Officer of Parisian. Previous experience includes key merchandising and marketing positions at Warner Bros. and Target Stores.

Edward W. Wilhelm has served as Executive Vice President and Chief Financial Officer for the Company since January 2007. From August 2000 through January 2007, Mr. Wilhelm served as Senior Vice President and Chief Financial Officer for the Company. From 1997 through August 2000, Mr. Wilhelm served as Vice President of Planning, Reporting and Treasury for the Company. From 1994 through 1997, Mr. Wilhelm served as Vice President of Finance for the Company. Mr. Wilhelm serves as a director of The Steak n Shake Company.

Thomas D. Carney has served as Executive Vice President, General Counsel and Secretary for the Company since April 2008. From April 2004 through April 2008, Mr. Carney served as Senior Vice President, General Counsel and Secretary for the Company. From December 1994 through April 2004, Mr. Carney served as Vice President, General Counsel and Secretary for the Company. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit.

Daniel T. Smith has served as Executive Vice President for Human Resources of the Company since April 2008. From January 2003 through April 2008, Mr. Smith served as Senior Vice President of Human Resources for the Company. From March 2000 through January 2003, Mr. Smith served as Vice President of Human Resources for the Company. From April 1998 to March 2000, Mr. Smith served as Vice President of Human Resources of Waldenbooks. Mr. Smith served as Director of Human Resources for Waldenbooks from April 1996 to April 1998. He also served as Director of Compensation and Benefits of the Company from July 1995 to April 1996.

Additional Information

The Company’s corporate Web site is located at www.bordersgroupinc.com. The information found on the Company’s Web site is not part of this or any other report filed or furnished to the U.S. Securities and Exchange Commission. The Company makes available on this Web site under “Investors,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission. Also available on this Web site are the Company’s corporate governance documents, including its committee charters and its Business Conduct Policy, Policy and Procedures Regarding Related Party Transactions, and a Code of Ethics Relating to Financial Reporting. The Company will disclose on its Web site any amendments to the Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver that would otherwise be required to be filed on a Form 8-K.

Printed copies of any of the documents available on the Company’s Web site will be provided to any shareholder without charge upon written request to Anne Roman, Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

The Company has filed with the Securities and Exchange Commission, as an exhibit to its Form 10-K annual report for fiscal 2007, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of the Company’s public disclosure. During 2007, Mr. Jones certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

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

Competitive Environment

The Company has experienced declines in operating income over the last three years and such declines may continue. The Company believes that the decline is attributable to a number of factors, including increased competition from Internet retailers and a greater concentration on the sale of books and music by mass merchants and other non-bookstore retailers. In addition, with respect to music, the downloading of titles has significantly impacted sales of CDs sold by the Company. In addition, the overall consumer demand for products sold by the Company, particularly music, has either declined or not experienced significant growth in recent years.

The retail book business is highly competitive. Competition within the retail book industry is fragmented, with Borders facing competition from the Internet and national superstore operators. In addition, Borders and Waldenbooks compete with other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs, mass merchandisers and other non-bookstore retailers. In the future, Borders and Waldenbooks may face additional competition from other categories of Internet and brick and mortar retailers entering the retail book market.

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

Availability of Capital Resources

The Company’s success is dependent on the availability of adequate capital to fund the Company’s operations and to carry out its strategic plans. Key drivers of the Company’s cash flows are sales, expense management, capital spending and the Company’s inventory turn improvement initiative. There can be no assurance that the Company will have adequate access to capital markets, which could have a material adverse effect on the Company’s ability to implement its business strategy and on its financial condition and results of operations.

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 million to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a $135.0 million backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.

Based on current internal projections, the Company believes that the financing agreement with Pershing Square will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year. However, there can be no assurance that the financing agreement with Pershing Square will be sufficient to sustain the Company’s liquidity needs during fiscal 2008.

Strategic Alternatives Review Process

On March 20, 2008, the Company announced that it would undergo a strategic alternative review process. J.P. Morgan Securities Inc. and Merrill Lynch & Co. have been retained as the Company’s financial advisors to assist in this process. The review will include the investigation of a wide range of alternatives including the sale of the Company and/or certain divisions for the purpose of maximizing shareholder value. The Company can give no assurances that a transaction of any kind will occur. The Company also cannot ensure that any transactions that are completed will provide for terms favorable to the Company or will have a material beneficial effect on the Company’s business or financial condition or results of operations.

Planned Strategy for Domestic Borders Superstores

The Company’s business strategy is dependent principally on its ability to grow comparable store sales and profitability in its domestic superstores. The Company is currently exploring changes to its superstore format, and has developed a concept store that incorporates these changes. The first of these new concept stores opened during the first quarter of 2008. The concept store incorporates many new components, including enhancement to certain categories within the store, as well as certain technology enhancements. These technology enhancements are principally tied to the Company’s efforts to launch its own e-commerce business. The Company also plans to leverage its recently launched Borders Rewards loyalty program to drive sales. There can be no assurance that the concept store changes, Borders Rewards or the e-commerce business will be successful in improving sales and profitability.

Planned Strategy for the Waldenbooks Specialty Retail Business

Waldenbooks’ results are highly dependent upon conditions in the mall retailing industry, including overall mall traffic. Mall traffic has been sluggish over the past several years and the Company expects it to remain so for the foreseeable future. In addition, increased competition from superstores, the Internet and mass merchants has adversely affected Waldenbooks’ sales and comparable store sales. As a result, the

Company is aggressively right-sizing the Waldenbooks mall store base. There can be no assurance that the Company will be able to do so at the correct rate, or that such efforts will be successful in improving sales or profitability of the Waldenbooks Specialty Retail business. The Company’s plans could result in additional asset impairments and store closure costs. Also, there can be no assurance that mall traffic will not decline further or that competition, or other factors, will not further adversely affect Waldenbooks’ sales.

Planned Strategy for International Business

The Company’s operations in international markets have additional risks. It is costly to establish international facilities and operations, and to promote the Company’s brands internationally. Sales from the Company’s International segment may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. In addition, local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. The Company is currently exploring strategic alternatives, including possible sale, franchise opportunity or restructuring, for portions of the International businesses, including the Australia, New Zealand and Singapore superstores, as well as Paperchase. There can be no assurance that the Company will be able to attract interested third parties, or in lieu of that, operate its International businesses profitably.

Planned Strategy for E-commerce Business

The Company’s business strategy includes development of a proprietary e-commerce platform, which will include both in-store and online e-commerce components. The Company expects to launch its e-commerce Web site during the spring of fiscal 2008. Prior to April 2001 and its agreement with Amazon, the Company operated a proprietary e-commerce business and experienced significant losses. There can be no assurance that the Company will be able to launch the planned e-commerce Web site on time or operate it profitably.

Business Strategy

The Company’s future results will depend, among other things, on its success in implementing its business strategy. There can be no assurance that the Company will be successful in implementing its business strategy, or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

Seasonality

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter. In 2007, 35.1% of the Company’s sales and 41.6% of the Company’s gross profit were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter; less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to the Company’s mall business, overall mall traffic. Because of the seasonal nature of its business, the Company’s operations typically use cash during the first three quarters of the year and generate cash from operations in the fourth quarter.

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. The Company believes that 2008 will be a challenging year due to continued uncertainty in the economic environment. The Company also believes that the increase in consumer spending via Internet retailers may significantly affect its ability to generate sales in its stores. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its growth strategy.

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

Guarantees of Disposed Foreign Businesses

The Company has guaranteed four leases relating to its former subsidiaries in the United Kingdom and Ireland. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $193.2 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. The Company has recorded a reserve of $5.8 million in connection with these contingent lease liabilities.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.7 million, and the Company has recorded a liability of approximately $4.4 million based upon the likelihood that the Company will be required to perform under the indemnification.

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

Information Technology Systems Risks

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

The failure of the Company’s information systems to perform as designed or the Company’s failure to implement and operate its information systems effectively could disrupt the Company’s operations or subject the Company to liability, which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, the confidentiality of data of the Company, as well as that of its employees, customers and other third parties, must be protected. The Company has systems and processes in place that are designed to protect information and prevent fraudulent payment transactions and other security breaches. There can be no assurance that these systems and processes will be effective in preventing or mitigating such fraud, and such breaches could have a material adverse effect on the Company’s financial condition and results of operations.

Distribution and Logistics Network

The Company has undertaken a multi-year initiative to enhance the efficiency of its distribution and logistics network. This initiative, if not successfully executed, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Borders leases all of its stores. Borders store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At February 2, 2008, the average unexpired term under Borders existing store leases in the United States was 9.8 years prior to the exercise of any options. The expiration of Borders leases for stores open at February 2, 2008 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2009	11
2010	14
2011	24
2012	8
2013	17
2014 and later	435

Total	509

Waldenbooks Specialty Retail leases all of its stores. Waldenbooks Specialty Retail store leases generally have an initial term of five to 10 years, and in certain cases posses renewal terms of one to three years. At present, the average unexpired term under Waldenbooks Specialty Retail existing store leases is approximately 1.7 years. The expiration of Waldenbooks Specialty Retail leases for stores open at February 2, 2008 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2009	257
2010	118
2011	58
2012	33
2013	11
2014 and later	13

Total	490

The Company leases all of its International superstores. International store leases generally have an initial term of 15 to 25 years. At present, the average unexpired term under existing International store leases is approximately 9.1 years. The expiration of International superstore leases for stores open at February 2, 2008 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2009	2
2010	—
2011	—
2012	2
2013	1
2014 and later	27

Total	32

Paperchase generally leases its stores under operating leases with terms ranging from 6 to 20 years. The average remaining lease term for Paperchase stores is 8.5 years.

The Company leases a portion of its corporate headquarters in Ann Arbor, Michigan and owns the remaining building and improvements. The Company leases all distribution centers.

Item 3.	Legal Proceedings

Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’

fees and such other relief as the court deems proper. In February of 2008, the Superior Court for the State of California granted final approval of a settlement pursuant to which the Company agreed to pay up to $3.5 million to settle the matter. Based upon claims actually made by class members, the final settlement amount will be approximately $2.7 million. The Company categorized this charge as “Selling, general and administrative expenses” on its consolidated statements of operations.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision. The appeal was argued in the Ninth Circuit Court of Appeals on November 8, 2007; the Court took it under submission and a decision is expected within the next few months. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

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

			Dividends
	High	Low	Declared

Fiscal Quarter 2007
First Quarter	$22.34	$19.52	$0.11
Second Quarter	$23.41	$15.02	$0.11
Third Quarter	$16.32	$12.28	$0.11
Fourth Quarter	$13.88	$9.21	$0.11
Fiscal Quarter 2006
First Quarter	$25.31	$23.60	$0.10
Second Quarter	$24.02	$17.31	$0.10
Third Quarter	$21.00	$18.50	$0.10
Fourth Quarter	$24.14	$20.49	$0.11

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol BGP.

As of March 25, 2008, there were 2,859 holders of record of the Company’s Common Stock.

In December 2007, the Board of Directors declared a quarterly cash dividend of $0.11 per share, which equaled $6.5 million in total, on the Company’s common stock, payable February 10, 2008 to stockholders of record at the close of business January 2, 2008. The Board of Directors has suspended the Company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Common Stock from January 26, 2003 through February 2, 2008 with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Midcap 400 Specialty Retail Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 26, 2003.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Equity Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the equity compensation plan under which equity securities of the Company were authorized for issuance on February 2, 2008 (number of shares in thousands):

Number of
	Number of	Weighted-	Shares
	Awards	Average	Available
Plan Category	Outstanding(2)	Exercise Price(3)	for Issuance

Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	2,660	$18.22	4,709

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At February 2, 2008 there were approximately 1.4 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $21.93, which, if forfeited or cancelled, become available for issuance under the 2004 Plan.

(2)	Number of awards outstanding as of February 2, 2008 includes approximately 465,127 restricted share units and approximately 2,194,634 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of February 2, 2008.

In accordance with its normal compensation practices, in April 2008, the Company granted 1.7 million shares of time-vested shares and share units of its common stock and 0.2 million options to purchase its common stock with a grant price of $5.85 per share, to certain members of management.

Purchases of Equity Securities

The table below presents the total number of shares repurchased during the fourth quarter of fiscal 2007 (number of shares in thousands):

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans
Fiscal Period	Shares(1)	per Share(2)	or Programs	or Programs

November 4, 2007 through December 1, 2007	—	$—	—	$92,845,391
December 2, 2007 through December 29, 2007	—	$—	—	$92,845,391
December 30, 2007 through February 2, 2008	57	$10.82	—	$92,229,224

Total	57	$10.82	—	$92,229,224

(1)	During the fourth quarter of 2007, the company retired 56,947 shares which were acquired pursuant to the Company’s employee benefit plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 23,	Jan. 25,
(dollars in millions except per share data)	2008	2007(1)	2006(1)	2005	2004

Statement of Operations Data
Domestic Borders superstore sales	$2,847.2	$2,750.0	$2,709.5	$2,588.9	$2,470.2
Waldenbooks Specialty Retail sales	562.8	663.9	744.8	779.9	820.9
International sales(2)	364.8	269.9	221.4	163.9	108.7

Total sales(2)	$3,774.8	$3,683.8	$3,675.7	$3,532.7	$3,399.8

Operating income (loss)(2)	$6.6	$8.5	$170.4	$201.2	$186.3
Income (loss) before cumulative effect of accounting change(2)	$(18.5)	$(13.0)	$96.5	$117.9	$108.4
Cumulative effect of accounting change (net of tax)(2)	—	—	—	—	2.1

Income (loss) from continuing operations(2)	(18.5)	(13.0)	96.5	117.9	106.3
Income (loss) from operations of discontinued operations	(13.2)	(138.3)	4.5	14.0	8.9
Loss from disposal of discontinued operations	(125.7)	—	—	—	—

Income (loss) from discontinued operations	(138.9)	(138.3)	4.5	14.0	8.9

Net income (loss)	$(157.4)	$(151.3)	$101.0	$131.9	$115.2

Per Share Data
Diluted (basic) earnings (loss) per common share before cumulative effect of accounting change(2)	$(0.31)	$(0.21)	$1.36	$1.51	$1.37
Diluted loss per common share from cumulative effect of accounting change(2)	—	—	—	—	(0.02)

Diluted (basic) earnings (loss) from continuing operations per common share(2)	(0.31)	(0.21)	1.36	1.51	1.35
Diluted (basic) earnings (loss) from discontinued operations per common share	(2.37)	(2.23)	0.06	0.18	0.11

Diluted (basic) earnings (loss) per common share	$(2.68)	$(2.44)	$1.42	$1.69	$1.46

Cash dividends declared per common share	$0.44	$0.41	$0.37	$0.33	$0.08
Balance Sheet Data
Working capital — continuing operations(2)	$38.2	$106.6	$287.5	$511.1	$529.2
Working capital	$38.2	$127.7	$326.7	$569.4	$556.0
Total assets — continuing operations(2)	$2,302.7	$2,347.9	$2,236.6	$2,295.6	$2,292.5
Total assets	$2,302.7	$2,613.4	$2,572.2	$2,628.8	$2,584.6
Short-term borrowings — continuing operations(2)	$548.4	$501.4	$183.0	$141.0	$132.6
Short-term borrowings	$548.4	$542.0	$206.4	$141.0	$140.7
Long-term debt, including current portion	$5.6	$5.4	$5.6	$55.9	$57.3
Long-term capital lease obligations, including current portion	$—	$0.4	$0.5	$0.1	$0.4
Stockholders’ equity	$476.9	$642.0	$927.8	$1,088.9	$1,100.6

(1)	The Company’s 2006 and 2005 fiscal years consisted of 53 weeks.

(2)	Excludes the results of discontinued operations (Borders Ireland Limited, Books etc., and U.K. Superstores).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders Australia Pty Limited and others (individually and collectively, the “Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 2, 2008, the Company operated 541 superstores under the Borders name, including 509 in the United States, 22 in Australia, five in New Zealand, three in Puerto Rico, and two in Singapore. The Company also operated 490 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 2, 2008, Paperchase operated 112 stores, primarily in the United Kingdom, and Paperchase shops have been added to 319 domestic Borders superstores.

Business Strategy

Strategic alternatives review process. On March 20, 2008, the Company announced that it would undergo a strategic alternative review process. J.P. Morgan Securities Inc. and Merrill Lynch & Co. have been retained as the Company’s financial advisors to assist in this process. The review will include the investigation of a wide range of alternatives including the sale of the Company and/or certain divisions for the purpose of maximizing shareholder value.

Throughout fiscal 2007, the Company continued to implement its strategic plan, the principal components of which are as follows:

Grow comparable store sales and profitability in the domestic Borders superstores. The Company continues to focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key component in this strategy is the development of a concept store, the first of which opened during the first quarter of 2008. The concept store includes the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store also includes a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. The Company plans to open additional concept stores in 2008, and will implement select features of the concept store in its existing superstores based on financial analysis of costs and benefits. To address declining sales in the music category, as well as increasing space available for improved merchandising presentation and expansion of higher margin categories, the Company has begun reducing inventories and reallocating floor space in its stores. Also, the Company made changes in 2007 to its loyalty program, Borders Rewards, which has grown to over 25 million members. The changes were intended to increase profitability, to drive revenue through partnerships with other organizations, and to drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

Right-size the Waldenbooks Specialty Retail business. The Waldenbooks Specialty Retail segment has generally experienced negative comparable store sales percentages for the past several years, primarily due to the overall decrease in mall traffic, sluggish bestsellers and increased competition from all channels. The Company is working to aggressively right-size the Waldenbooks mall store base, which could result in additional asset impairments and store closure costs in the next few years, but will position the Company to improve sales, profitability and free cash flow in the long term. The Company will retain stable locations that meet acceptable profit and return on investment objectives and in those stores, change product assortment and formats to drive sales and profitability.

Explore strategic alternatives in the International segment. As previously announced, the Company has suspended growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. A key component in this strategy was the sale of the Company’s U.K. and Ireland bookstores during the third quarter of 2007, as discussed below. The Company is continuing to explore strategic alternatives for portions of its remaining International businesses, including the Australia, New Zealand and Singapore superstores, as well as Paperchase. The Company believes the Borders brand has global potential, however, and believes that future International growth will most profitably utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment. This includes a focus on the systems supporting the domestic Borders superstore business, including merchandise buying, replenishment and supply chain, as well as in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which will include both in-store and online e-commerce components. The proprietary e-commerce Web site will also allow the Company to engage in key partnerships that are expected to build incremental revenues and margins and connect e-commerce sales to the Company’s Borders Rewards loyalty program. The Company expects to launch its e-commerce Web site during the spring of fiscal 2008.

The Company plans to continue to execute this strategy throughout fiscal 2008, factoring in its belief that 2008 will be a challenging year for retailers due to continued uncertainty in the economic environment, and will focus on maximizing cash flow and profitability. The Company plans to reduce capital spending by investing in projects with short paybacks and high returns, will review all cost structures with the goal of reducing expenses to improve profitability, and will continue to reduce working capital needs of the business and drive inventory productivity, thus improving cash flow and lowering supply chain costs.

Other Information

The Company, through its subsidiaries, has agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com, (the “Web Sites”). These agreements are currently being renewed on a month-to-month basis. Under these agreements, Amazon is the merchant of record for all sales made through the Web Sites, and determines all prices and other terms and conditions applicable to such sales. Amazon is responsible for the fulfillment of all products sold through the Web Sites and retains all payments from customers. The Company receives referral fees for products purchased through the Web Sites. The agreements contain mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Currently, taxes are not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company plans to launch its proprietary e-commerce site during the spring of fiscal 2008. At that time the Amazon agreements will be terminated subject to the survival of certain provisions.

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

Effective with respect to fiscal 2005, the Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2007 consisted of 52 weeks, and ended on February 2, 2008. Fiscal 2006 consisted of 53 weeks and ended February 3, 2007. Fiscal 2005 consisted of 53 weeks and ended January 28, 2006. References herein to years are to the Company’s fiscal years.

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

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $193.2 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 million based upon the likelihood that the Company will be required to perform under the guarantees.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.7 million, and the Company has recorded a liability of approximately $4.4 million based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $20.4 million. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

The disposal resulted in a loss of $125.7 million for year ended February 2, 2008. The operation of the disposed businesses resulted in losses of $13.2 million and $138.3 million for the years ended February 2, 2008 and February 3, 2007, respectively, and income of $4.5 million for the year ended January 28, 2006.

Results of Operations

The following table presents the Company’s consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	Feb. 2,	Feb. 3,	Jan. 28,
	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Other revenue	1.2	1.1	1.1

Total revenue	101.2	101.1	101.1
Cost of merchandise sold (includes occupancy)	75.2	74.2	72.1

Gross margin	26.0	26.9	29.0
Selling, general and administrative expenses	25.3	24.7	24.1
Pre-opening expense	0.2	0.3	0.2
Asset impairments and other writedowns	0.4	1.7	0.1

Operating income	0.1	0.2	4.6
Interest expense	1.1	0.8	0.4

Income (loss) before income tax	(1.0)	(0.6)	4.2
Income tax	(0.5)	(0.2)	1.6

Income (loss) from continuing operations	(0.5)%	(0.4)%	2.6%

Consolidated Results — Comparison of 2007 to 2006

Sales

Consolidated sales increased $91.0 million, or 2.5%, to $3,774.8 million in 2007 from $3,683.8 million in 2006. This resulted primarily from increased sales in the Borders segment, due to increased comparable store sales and the opening of new superstores. Also contributing to the increase in sales was the International segment, due to increased comparable store sales, the opening of new superstores and favorable foreign currency exchange rates. Partially offsetting these increases was a decrease in sales of the Waldenbooks Specialty Retail segment, due primarily to store closures, partially offset by increased comparable store sales. Excluding the impact of the extra week in fiscal 2006, sales would have increased 4.2%.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses, and comparable store sales measures for International Borders superstores include sales from licensed departments operating within the superstores. International comparable store sales are calculated in local currency. The calculation of 2007 comparable store sales increases or decreases assume that 2007 and 2006 consisted of 52 weeks.

Comparable store sales for domestic Borders superstores increased 1.5% in 2007. The comparable store sales increase for 2007 was due primarily to positive comparable store sales in the book category of 3.2%, including strong sales of the final Harry Potter title, as well as increased comparable store sales in Seattle’s Best Coffee cafes and Paperchase gifts and stationery shops of 13.3% and 10.0%, respectively. Also, on a comparable store basis, transactions increased by 1.0% for the year. Comparable store sales in the music category continued to decline with negative comparable store sales of 14.2% for the year. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales increased 2.2% in 2007. The comparable store sales increase was driven by increased transaction size of 2.4% while transaction count declined by 0.2%. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 7.9% in 2007, driven by positive comparable store sales in Australia, Singapore and Puerto Rico, partially offset by a decline in comparable stores sales in New Zealand. The impact of price changes on comparable store sales was not significant.

Other Revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the International segment also includes revenue earned through a transitional services agreement with the new owners of Borders U.K. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue increased $6.3 million, or 15.8%, to $46.1 million in 2007 from $39.8 million in 2006. The increase is due to increases in the domestic Borders Superstores and International segments, partially offset by a decrease in the Waldenbooks Specialty Retail segment. The increase in domestic Borders Superstores was primarily due to increased income recognized from unredeemed gift cards in 2007. The International increase was the result of increased revenue from franchisees and transitional services revenue in 2007.

Gross Margin

Consolidated gross margin decreased $8.0 million, or 0.8%, to $982.6 million in 2007 from $990.6 million in 2006. As a percentage of sales, it decreased by 0.9%, to 26.0% in 2007 from 26.9% in 2006. This was due to a decrease in the domestic Borders Superstores segment, partially offset by an increase in the Waldenbooks Specialty Retail segment’s gross margin as a percentage of sales. Gross margin as a percentage of sales remained flat in the International segment. The decrease in the domestic Borders Superstores segment was primarily due to increased promotional discounts as a percentage of sales related to Borders Rewards and the Harry Potter book. In addition, shrinkage in the DVD category and cafe waste increased as a percentage of sales, and occupancy costs increased as a percentage of sales. Partially offsetting these increases were decreased distribution costs as a percentage of sales, driven by the increase in comparable store sales, and 2006 accruals for Borders Rewards member benefits as a percentage of sales. These benefits were substantially modified in 2007 and reduced the required accrual in the current year. The increase in the Waldenbooks Specialty Retail segment was primarily due to decreased occupancy costs as a percentage of sales, resulting from the increase in comparable store sales. Partially offsetting the decrease in occupancy were increased promotional discounts and other costs as a percentage of sales, mainly related to sales of the seventh and final book in the Harry Potter series and Borders Rewards, and increased distribution costs, primarily due to increased product returns and the associated handling costs. The International segment’s gross margin as a percentage of sales was flat, primarily the result of decreased occupancy costs as a percentage of sales, driven by the increase in comparable store sales, offset by increased product markdowns as a percentage of sales and increased distribution costs as a percentage of sales.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $44.0 million, or 4.8%, to $956.1 million in 2007 from $912.1 million in 2006. As a percentage of sales, it increased by 0.6%, to 25.3% in 2007 from 24.7% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the domestic Borders Superstores segment and the International segment, partially offset by decreased SG&A expense in the Waldenbooks Specialty Retail segment. The domestic Borders Superstores segment increase was primarily driven by increased corporate payroll and corporate operating expenses as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and 2007 investment in strategic initiatives. In addition, store payroll and operating expenses increased as a percentage of sales. These increases were partially offset by decreased advertising costs as a percentage of sales. The increase in the International segment was primarily the result of increased corporate payroll and operating expenses as a percentage of sales, due to professional fees incurred pursuant to the strategic alternatives process relating to the Company’s Asia Pacific operations, as well as increased advertising costs as a percentage of sales. Partially offsetting these items were decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales. The Waldenbooks Specialty Retail decrease was primarily due to decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting these decreases were increased corporate payroll and corporate operating expenses as a percentage of sales and increased advertising expense as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

In 2007, the Company recorded a $6.7 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $5.5 million related to domestic Borders superstores, $0.7 million related to Waldenbooks Specialty Retail stores and $0.5 million related to one Borders store in Puerto Rico. In addition, the Company recorded a charge of $6.4 million in 2007 related to the closure costs of certain stores. Of this, $5.6 million related to domestic Borders superstores, $0.7 million related to Waldenbooks Specialty Retail stores and $0.1 related to one Borders store in Australia.

In 2006, the Company recorded a $19.1 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $9.0 million related to domestic Borders superstores and $10.1 million related to Waldenbooks Specialty Retail stores. In addition, the Company recorded a charge of $7.2 million in 2006 related to the closure costs of certain stores. Of this, $4.1 million related to domestic Borders superstores and $3.1 million related to Waldenbooks Specialty Retail stores. The Company also recorded a charge of $34.3 million related to Waldenbooks Specialty Retail’s merchandising system.

Interest Expense

Consolidated interest expense increased $13.2 million, or 44.4%, to $42.9 million in 2007 from $29.7 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures, seasonal inventory growth and dividend payments.

Taxes

The effective tax rate differed for the years presented from the federal statutory rate primarily due to the realization of the benefits of prior year net operating loss carryforwards, partially offset by the impact of non-deductible losses. The effective tax rate was 49.0% in 2007 and 38.7% in 2006.

Loss from Continuing Operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 0.5% in 2007 from 0.4% in 2006, and loss from continuing operations dollars increased to $18.5 million in 2007 from $13.0 million in 2006.

Consolidated Results — Comparison of 2006 to 2005

Sales

Consolidated sales remained relatively flat, increasing $8.1 million, to $3,683.8 million in 2006 from $3,675.7 million in 2005. This resulted primarily from increased sales in the Borders segment, due to the opening of new superstores, partially offset by negative comparable store sales. Also contributing to the increase in sales was the International segment, due to the opening of new superstores, favorable foreign currency exchange rates and positive comparable store sales. A decrease in sales of the Waldenbooks Specialty Retail segment partially offset the increase in consolidated sales, due primarily to store closures and negative comparable store sales.

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

Comparable store sales for domestic Borders superstores decreased 2.2% in 2006. This was due primarily to negative comparable store sales in the music category of 15.1%, as well as a decline in comparable store sales of books. The decrease in books was driven by a challenging comparison to 2005 when the sixth book in the Harry Potter series was released, as well as weakness in other bestsellers. The cafe and gift and stationery categories positively impacted comparable store sales in remodeled stores, resulting primarily from the conversions of cafes to the Seattle’s Best Coffee brand and gift and stationery departments to the Paperchase brand. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.5% in 2006. This was primarily due to the sluggish mall environment, the 2005 release of the Harry Potter title, and weakness in other bestsellers, which impacted Waldenbooks Specialty Retail to a greater degree than Borders superstores. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 0.1% in 2006 driven by positive comparable store sales in Australia and New Zealand, partially offset by a decline in comparable stores sales in Singapore and Puerto Rico. The impact of price changes on comparable store sales was not significant.

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

Other revenue decreased $1.6 million, or 3.9%, to $39.8 million in 2006 from $41.4 million in 2005. This was primarily due to higher wholesale revenue earned through sales of merchandise in 2005 to Berjaya, related to the opening and initial stock of inventory of its first franchise store in April of 2005.

Gross Margin

Consolidated gross margin decreased $76.1 million, or 7.1%, to $990.6 million in 2006 from $1,066.7 million in 2005. As a percentage of sales, it decreased by 2.1%, to 26.9% in 2006 from 29.0% in 2005. This was due to a decrease in the domestic Borders Superstores and Waldenbooks Specialty Retail segments’ gross margin as a percentage of sales, partially offset by an increase in the International segment. The decrease in the domestic Borders superstores segment was primarily the result of increased promotional discounts as a percentage of sales, mainly due to the Company’s loyalty program, Borders Rewards, as well as increased supply chain and occupancy costs as a percentage of sales resulting from the decline in comparable store sales. The decrease in the Waldenbooks Specialty Retail segment was also due to increased promotional discounts as a percentage of sales resulting from Borders Rewards. Increased occupancy and supply chain costs as a percentage of sales, resulting from the decline in comparable store sales, also contributed to the decrease in gross margin rate for the Waldenbooks Specialty Retail segment. The increase in the International segment was primarily the result of a decrease in occupancy costs as a percentage of sales, mainly due to the increase in comparable store sales, and decreased shrink and other costs as a percentage of sales.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $26.4 million, or 3.0%, to $912.1 million in 2006 from $885.7 million in 2005. As a percentage of sales, it increased by 0.6%, to 24.7% in 2006 from 24.1% in 2005. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by a decrease in the International segment. SG&A expenses as a percentage of sales for the domestic Borders Superstores segment increased primarily due to increased store payroll and operating expenses as a percentage of sales, resulting from the launch of Borders Rewards and the decline in comparable store sales. The impact of these factors was partially offset by income received from the Visa Check/MasterMoney Antitrust Litigation settlement and a gain on the sale of investments. The Visa Check/MasterMoney Antitrust Litigation was a class action lawsuit brought against Visa and MasterCard related to their debit card policies. The Waldenbooks Specialty Retail increase was primarily due to increased store payroll and operating expenses as a percentage of sales, driven by the decline in comparable store sales, partially offset by decreased corporate and operating expenses as a percentage of sales and income received from the Visa Check/MasterMoney Antitrust Litigation settlement. International SG&A expenses as percentage of sales decreased primarily as a result of decreased store payroll and store operating expenses as a percentage of sales and decreased advertising expenses as a percentage of sales. Partially offsetting these decreases were increased corporate payroll and corporate operating expenses as a percentage of sales, due to increased spending to support international new store growth.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

In 2006, the Company recorded a $19.1 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $9.0 million related to domestic Borders superstores and $10.1 million related to Waldenbooks Specialty Retail stores. In addition, the Company recorded a charge of $7.2 million in 2006 related to the closure costs of certain stores. Of this, $4.1 million related to domestic Borders superstores and $3.1 million related to Waldenbooks Specialty Retail stores. The Company also recorded a charge of $34.3 million related to Waldenbooks Specialty Retail’s merchandising system.

In 2005, the Company recorded a $2.6 million writedown related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), at certain underperforming Borders and Waldenbooks Specialty Retail stores. In addition, the Company recorded a charge of $2.3 million in 2005 related to the closure costs of certain stores. Of this, $1.0 million related to domestic Borders superstores and $1.3 million related to Waldenbooks Specialty Retail stores.

Interest Expense

Consolidated interest expense increased $16.1 million, or 118.4%, to $29.7 million in 2006 from $13.6 million in 2005. This was primarily a result of increased borrowings to fund capital expenditures, inventory growth and common stock repurchases in 2006.

Taxes

The effective tax rate differed for the years presented from the federal statutory rate primarily due to a change in the mix of earnings between high and low tax jurisdictions. The effective tax rate was 38.7% in 2006 and 38.5% in 2005.

Income (Loss) from Continuing Operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales was 0.4% in 2006, as compared to income from continuing operations of 2.6% in 2005, and 2006 loss from continuing operations dollars was $13.0 million, as compared to income from continuing operations of $96.5 million in 2005.

Domestic Borders Superstores

(dollar amounts in millions)	2007	2006	2005

Sales	$2,847.2	$2,750.0	$2,709.5
Other revenue	$35.3	$31.6	$32.8
Operating income	$30.6	$92.4	$174.1
Operating income as % of sales	1.1%	3.4%	6.4%
Store openings	18	31	15
Store closings	8	5	4
Store count	509	499	473

Domestic Borders Superstores — Comparison of 2007 to 2006

Sales

Domestic Borders superstore sales increased $97.2 million, or 3.5%, to $2,847.2 million in 2007 from $2,750.0 million in 2006. This increase was comprised of non-comparable sales of $56.2 million, associated with 2007 and 2006 store openings, and comparable store sales increases of $41.0 million. Excluding the impact of the extra week in fiscal 2006, sales would have increased by 5.3%.

Other Revenue

Other revenue for Borders increased $3.7 million, or 11.7%, to $35.3 million in 2007 from $31.6 million in 2006. This increase was primarily due to increased income recognized from unredeemed gift cards in 2007.

Gross Margin

Gross margin as a percentage of sales decreased approximately 1.6%, to 26.0% in 2007 from 27.6% in 2006. This was primarily due to increased promotional discounts of 1.0% as a percentage of sales related to Borders Rewards and the Harry Potter book. In addition, shrinkage in the DVD category and cafe waste increased 0.7% as a percentage of sales, and occupancy costs increased 0.2% as a percentage of sales, due to increased depreciation and property tax expense. Partially offsetting these increases were decreased distribution costs of 0.1% as a percentage of sales, driven by the increase in comparable store sales, and 2006 accruals for Borders Rewards member benefits of 0.2% as a percentage of sales. These benefits were substantially modified in 2007 and reduced the required accrual in the current year.

Gross margin dollars decreased $17.7 million, or 2.3%, to $740.2 million in 2007 from $757.9 million in 2006, which was primarily due to the decrease in gross margin as a percentage of sales noted above, partially offset by new store openings and the increase in comparable store sales.

Selling, General and Administrative Expenses

SG&A as a percentage of sales increased 1.0%, to 24.4% in 2007 from 23.4% in 2006. This was primarily due to increased corporate payroll and corporate operating expenses of 0.8% as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and 2007 investment in strategic initiatives. In addition, store payroll and operating expenses increased 0.4% as a percentage of sales. These increases were partially offset by decreased advertising costs as a percentage of sales of 0.2%.

SG&A dollars increased $49.0 million, or 7.6%, to $693.5 million in 2007 from $644.5 million in 2006, primarily due to new store openings and the increased store payroll and operating expenses required, a gain on the sale of investments in 2006 of $5.0 million, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $2.6 million, and the settlement of the California overtime litigation in 2007 of $2.7 million.

Asset Impairments and Other Writedowns

The Company has processes in place to monitor store performance and other factors for indicators of asset impairment. When an indicator of impairment is present, the Company evaluates the recoverability of the affected assets. As a result of this evaluation in 2007, the Company recorded a $5.5 million writedown related to the impairment of assets at underperforming Borders stores. In addition, the Company recorded a charge of $5.6 million related to the closure costs of certain Borders stores.

In 2006, the Company recorded a $9.0 million writedown related to the impairment of assets at certain underperforming Borders stores. In addition, the Company recorded a charge of $4.1 million related to the closure costs of certain Borders stores.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 1.1% in 2007 compared to 3.4% in 2006, and operating income dollars decreased $61.8 million, or 66.9%, to $30.6 million in 2007 from $92.4 million in 2006.

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

In 2005, the Company recorded a $2.1 million writedown related to the impairment of assets at certain underperforming Borders stores and $1.0 million of expense related to the closure of certain domestic Borders superstores.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 3.4% in 2006 compared to 6.4% in 2005, and operating income dollars decreased $81.7 million, or 46.9%, to $92.4 million in 2006 from $174.1 million in 2005.

Waldenbooks Specialty Retail

(dollar amounts in millions)	2007	2006	2005

Sales	$562.8	$663.9	$744.8
Other revenue	$3.8	$4.3	$4.8
Operating income (loss)	$(21.4)	$(78.0)	$2.5
Operating income (loss) as % of sales	(3.8)%	(11.7)%	0.3%
Store openings	1	10	23
Store closings	75	124	50
Store count	490	564	678

Waldenbooks Specialty Retail — Comparison of 2007 to 2006

Sales

Waldenbooks Specialty Retail sales decreased $101.1 million, or 15.2%, to $562.8 million in 2007 from $663.9 million in 2006. This was comprised of decreased non-comparable sales of $112.8 million associated with 2007 and 2006 store closings, partially offset by comparable store sales increases of $11.7 million. Excluding the impact of the extra week in fiscal 2006, sales would have decreased by 14.1%.

Other Revenue

Waldenbooks Specialty Retail other revenue decreased $0.5 million, or 11.6%, to $3.8 million in 2007 from $4.3 million in 2006.

Gross Margin

Gross margin as a percentage of sales increased 0.7%, to 23.4% in 2007 from 22.7% in 2006. This was primarily due to decreased occupancy costs as a percentage of sales of 1.5%, resulting from the increase in comparable store sales. Partially offsetting the decrease in occupancy were increased promotional discounts and other costs of 0.4% as a percentage of sales, mainly related to sales of the seventh and final book in the Harry Potter series and Borders Rewards, and increased distribution costs of 0.4% as a percentage of sales, primarily due to increased product returns and the associated handling costs.

Gross margin dollars decreased $18.9 million, or 12.5%, to $131.9 million in 2007 from $150.8 million in 2006, primarily due to store closures, partially offset by the increase in gross margin percentage noted above and the increase in comparable store sales.

Selling, General and Administrative Expenses

SG&A as a percentage of sales decreased 0.3%, to 27.0% in 2007 from 27.3% in 2006. This was primarily due to decreased store payroll and operating expenses of 1.8% as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting these decreases were increased corporate payroll and corporate operating expenses of 1.4% as a percentage of sales and increased advertising expense of 0.1% as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement.

SG&A dollars decreased $29.3 million, or 16.2%, to $151.7 million in 2007 from $181.0 million in 2006, primarily due to store closures and income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Asset Impairments and Other Writedowns

Waldenbooks Specialty Retail has experienced declining sales and profits over the past several years. In 2007, the segment generated an operating loss for the second year in a row, and the Company tested all assets of the segment for impairment. As a result, Waldenbooks Specialty Retail incurred asset impairment charges of $0.7 million related to underperforming stores. In addition, the Company recorded a charge of $0.7 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2007.

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

Operating Loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 3.8% in 2007 compared to 11.7% in 2006, and operating loss dollars decreased $56.6 million, or 72.6%, to $21.4 million in 2007 from $78.0 million in 2006.

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

International

(dollar amounts in millions)	2007	2006	2005

Sales	$364.8	$269.9	$221.4
Other revenue	$7.0	$3.9	$3.8
Operating income	$10.5	$9.4	$3.4
Operating income as % of sales	2.9%	3.5%	1.5%
Superstores:
Store openings	6	6	4
Store count	32	26	20
Paperchase stand-alone stores:
Stores acquired	—	—	—
Store openings	9	6	4
Store count	33	24	18

International — Comparison of 2007 to 2006

Sales

International sales increased $94.9 million, or 35.2%, to $364.8 million in 2007 from $269.9 million in 2006. Of this increase in sales, $30.2 million was due to the translation of foreign currencies to U.S. dollars. The remaining $64.7 million was the result of new superstore openings and the increase in comparable store sales. Excluding the impact of the extra week in fiscal 2006, sales would have increased by 37.2%.

Other Revenue

Other revenue increased $3.1 million, or 79.5%, to $7.0 million in 2007 from $3.9 million in 2006. This was primarily due to increased revenue from franchisees and transitional services revenue in 2007.

Gross Margin

Gross margin as a percentage of sales remained flat at 30.3% in 2007 as compared to 2006, primarily the result of decreased occupancy costs of 0.3% as a percentage of sales, driven by the increase in comparable store sales. Offsetting this decrease were increased product markdowns of 0.2% as a percentage of sales and increased distribution costs of 0.1% as a percentage of sales.

Gross margin dollars increased $28.6 million, or 34.9%, to $110.5 million in 2007 from $81.9 million in 2006. The increase is due to new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $8.2 million.

Selling, General and Administrative Expenses

SG&A as a percentage of sales increased approximately 0.4%, to 26.8% in 2007 from 26.4% in 2006. This was primarily the result of increased corporate payroll and operating expenses of 0.7% as a percentage of sales, due to professional fees incurred pursuant to the strategic alternatives process relating to the Company’s Asia Pacific operations, as well as increased advertising costs of 0.3% as a percentage of sales. Partially offsetting these items were decreased store payroll and operating expenses of 0.6% as a percentage of sales, driven by the increase in comparable store sales.

SG&A dollars increased $26.5 million, or 37.2%, to $97.8 million in 2007 from $71.3 million in 2006. Of this increase, $6.8 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required, as well as professional fees incurred pursuant to the strategic alternatives process relating to the Company’s Asia Pacific operations.

Asset Impairments and Other Writedowns

The Company has processes in place to monitor store performance and other factors for indicators of asset impairment. When an indicator of impairment is present, the Company evaluates the recoverability of the affected assets. As a result of this evaluation in 2007, the Company recorded a $0.5 million writedown related to the impairment of assets at one underperforming Borders store in Puerto Rico. In addition, the Company recorded a charge of $0.1 million related to the assets of a Borders store in Australia which were damaged by a flood.

In 2006, there were no asset impairments in the International segment.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 2.9% in 2007 compared to 3.5% in 2006, and operating income dollars increased $1.1 million, or 11.7%, to $10.5 million in 2007 from $9.4 million in 2006.

International — Comparison of 2006 to 2005

Sales

International sales increased $48.5 million, or 21.9%, to $269.9 million in 2006 from $221.4 million in 2005. Of this increase in sales, $4.7 million was due to the translation of foreign currencies to U.S. dollars. The remaining $43.8 million was the result of new superstore openings and increased comparable store sales.

Other Revenue

Other revenue remained essentially flat, increasing $0.1 million, or 2.6%, to $3.9 million in 2006 from $3.8 million in 2005.

Gross Margin

Gross margin as a percentage of sales increased 1.7%, to 30.3% in 2006 from 28.6% in 2005, primarily the result of a decrease in occupancy costs of 0.8% as a percentage of sales, mainly due to the increase in comparable store sales. Also positively affecting gross margin were decreased shrink and other costs of 0.9% as a percentage of sales.

Gross margin dollars increased $18.6 million, or 29.4%, to $81.9 million in 2006 from $63.3 million in 2005. The increase is due to the improvement in the gross margin rate, new superstore openings and the increase in comparable store sales. Also contributing to the increase in gross margin dollars was the translation of foreign currencies to U.S. dollars of $2.5 million.

Selling, General and Administrative Expenses

SG&A as a percentage of sales decreased 0.2%, to 26.4% in 2006 from 26.6% in 2005. This was primarily the result of decreased store payroll and store operating expenses of 0.4% as a percentage of sales and decreased advertising expenses of 0.1% as a percentage of sales. Partially offsetting these decreases were increased corporate payroll and corporate operating expenses of 0.3% as a percentage of sales, due to increased spending to support international new store growth.

SG&A dollars increased $12.3 million, or 20.8%, to $71.3 million in 2006 from $59.0 million in 2005. The increase is primarily due to new store openings and the increased store payroll and operating expenses required. Also contributing to the increase in SG&A are the translation of foreign currencies to U.S. dollars of $0.9 million.

Asset Impairments and Other Writedowns

There were no asset impairments in the International segment in 2006 or 2005.

Operating Income (Loss)

Due to the factors mentioned above, operating income as a percentage of sales increase to 3.5% in 2007 from 1.5% in 2006, and operating income dollars increased to $9.4 million in 2006 from $3.4 million in 2005.

Corporate

(dollar amounts in millions)	2007	2006	2005

Operating loss	$(13.1)	$(15.3)	$(9.6)

The Corporate segment includes various corporate governance and corporate incentive costs.

Corporate — Comparison of 2007 to 2006

Operating loss decreased $2.2 million, or 14.4%, to $13.1 million in 2007 from $15.3 million in 2006. This was primarily due to decreased compensation expense in 2007 as compared to 2006 related to the 2006 departure of executive officers, including the retirement of the Company’s former Chief Executive Officer.

Corporate — Comparison of 2006 to 2005

Operating loss increased $5.7 million, or 59.4%, to $15.3 million in 2006 from $9.6 million in 2005. This was primarily due to increased compensation expense related to the departure of several executive officers during 2006, including the Company’s former Chief Executive Officer, and a gain on the sale of investments in 2005.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund investment in its strategic plan, including the refurbishment of existing stores, continued investment in new corporate information technology systems such as its e-commerce Web site, and maintenance spending on stores, distribution centers and corporate information technology. The Company will also require funds to open its 15 new concept stores during 2008, the first of which opened in the first quarter.

Net cash provided by operating activities of continuing operations was $101.5 million, $38.7 million, and $161.2 million in 2007, 2006, and 2005, respectively. The current year operating cash inflows primarily reflect non-cash charges for depreciation, asset impairments and other writedowns, a loss on disposal of assets related to the remodel program and an increase in minority interest, as well as an increase in other long-term liabilities, accrued payroll and other liabilities, and a decrease in inventories, accounts receivable and other long-term assets. Operating cash outflows for the period resulted from operating results, an increase in prepaid expenses, and decreases in taxes payable and accounts payable. Also affecting operating cash was an adjustment to net income resulting from a non-cash increase in deferred income taxes.

Excluding discontinued operations, net cash used for investing in 2007 was $123.1 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems including spending on the Company’s e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. The Company also invested $0.8 million in its Paperchase subsidiary. These expenditures were partially offset by proceeds from the Company’s sale of its U.K. and Ireland book store operations of $20.4 million. Excluding discontinued operations, net cash used for investing in 2006 was $153.8 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems, a new distribution center and maintenance of existing stores, distribution centers and management information systems. These expenditures were partially offset by proceeds from the Company’s sale of investments of $21.6 million. Excluding discontinued operations, net cash used for investing in 2005 was $57.0 million, which primarily funded capital expenditures for new stores, the refurbishment of existing stores, new corporate information technology systems and maintenance of existing stores, distribution centers and management information systems. These expenditures were offset by proceeds from the Company’s sale of investments of $105.2 million, which primarily consisted of auction rate securities.

Capital expenditures from continuing operations in 2007 were $142.7 million, and reflect the opening of 24 new superstores and one new Waldenbooks Specialty Retail store, as well as the remodeling of 93 domestic superstores. Additional 2007 capital spending reflected investment in the Company’s e-commerce Web site and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2006 were $175.4 million, and reflect the opening of 37 new superstores and 10 new Waldenbooks Specialty Retail stores, including six new airport stores and three new outlet stores, as well as the remodeling of 88 domestic superstores. Additional 2006 capital spending reflected continued investment in new buying and merchandising systems, spending on a new distribution center and maintenance spending for new stores, distribution centers and management information systems. Capital expenditures in 2005 were $162.2 million, which reflected the opening of 19 new superstores and 23 new Waldenbooks Specialty Retail stores, including 5 new airport stores and 16 new outlet stores, as well as the remodeling of 100 domestic superstores and the conversion of 98 Waldenbooks stores to Borders Express. Additional 2005 capital spending reflected continued investment in new buying and merchandising systems, partial spending on the new distribution center and maintenance spending for new stores, distribution centers and management information systems.

Excluding discontinued operations, net cash provided by financing was $32.5 million in 2007, resulting primarily from funding from the credit facility of $43.4 million and the issuance of long-term debt of $0.4 million, as well as proceeds from the exercise of employee stock options and the associated excess tax benefit of $9.1 million. Partially offsetting these items were the repurchase of common stock of $0.6 million, the payment of cash dividends on shares of the Company’s common stock of $19.4 million and the repayment of long-term capital lease obligations of $0.4 million. Excluding discontinued operations, net cash provided by financing was $159.7 million in 2006, resulting primarily from funding from the credit facility of $303.4 million, as well as proceeds from the exercise of employee stock options and the associated excess tax benefit of $30.3 million. Partially offsetting these items were the repurchase of common stock of $148.7 million, the payment of cash dividends on shares of the Company’s common stock of $25.2 million and the repayment of long-term capital lease obligations of $0.1 million. Excluding discontinued operations, net cash used for financing was $265.2 million in 2005, resulting primarily from the Company’s repurchase of common stock of $265.9 million and the payment of cash dividends on shares of the Company’s common stock of $25.5 million, partially offset by proceeds of $27.6 million from the exercise of employee stock options and funding from the credit facility of $1.2 million.

The Company expects capital expenditures to be below $100.0 million in 2008, compared to the $142.7 million of capital expenditures in 2007. The Company is continuing to critically review all capital expenditures to focus on necessary maintenance spending and projects with very high return on capital. Capital expenditures in 2008 will result primarily from investment in management information systems, the Company’s new e-commerce Web site, as well as a reduced number of new superstore openings and store refurbishments. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers and management information systems. The Company currently plans to open approximately 15 domestic Borders superstores in 2008. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.8 million, representing capital expenditures of $1.6 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million. The Company plans to lease new store locations predominantly under operating leases.

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

The Company has a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $547.3 million, $499.0 million and $130.1 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively, excluding any borrowings outstanding related to the Company’s recently disposed U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $40.6 million and $23.4 million at February 3, 2007 and January 28, 2006, respectively.

As of February 2, 2008 the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. In April of 2008, the Company amended its Credit Agreement. Pursuant to this amendment lenders (i) approved a loan to the Company by Pershing Square Capital Management, L.P., as described below, (ii) permitted increased borrowing availability until December 15, 2008, from 90% of permitted borrowings to 92.5%, (iii) until December 15, 2008, made the fixed charge coverage ratio and the cash dominion event apply only if outstanding borrowings under the facility exceed 92.5% of permitted borrowings, rather than 90%, and (iv) increased the interest rate, commitment fees and letter of credit fees thereunder.

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 million to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a $135.0 million backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.

The financing agreement with Pershing Square consists of three main components:

1. A $42.5 million senior secured term loan maturing January 15, 2009 with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase Products Ltd. (“Paperchase”) pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to the Company’s existing Multicurrency Revolving Credit Agreement (as amended, the “Credit Agreement”), other than some relating to Paperchase. Such exceptions are not expected to interfere with the operations of Paperchase or the Company in the ordinary course of business.

2. A backstop purchase offer that will give the Company the right but not the obligation, until January 15, 2009, to require Pershing Square to purchase its Paperchase, Australia, New Zealand and Singapore subsidiaries, as well as its approximately 17% interest in Bookshop Acquisitions, Inc. (Borders U.K.) after the Company has pursued a sale process to maximize the value of those assets. Pershing Square’s purchase obligation is at a price of $135.0 million (less any debt attributable to those assets) and on customary terms to be negotiated. Proceeds of any such purchase by Pershing Square are to be first applied to repay amounts outstanding under the $42.5 million term loan. Although the Company believes that these businesses are worth substantially more than the backstop purchase offer price, the relative certainty of this arrangement provides the Company with valuable flexibility to pursue strategic alternatives. The Company has retained the right, in its sole discretion, to forego the sale of these assets or to require Pershing Square to consummate the transaction. Pershing Square has no right of first refusal or other preemptive right with respect to the sale of these businesses by the Company to other parties.

3. The issuance to Pershing Square of 9.55 million warrants to purchase the Company’s common stock at $7.00 per share. The Company is also required to issue an additional 5.15 million warrants to Pershing Square if any of the following three conditions occurs: the Company requires Pershing Square to purchase its international subsidiaries as described in (2) above, a definitive agreement relating to certain business combinations involving the Company is not signed by October 1, 2008, or the Company terminates the strategic alternatives process. The warrants will be cash-settled until the issuance of the underlying shares is approved by the Company’s shareholders, and in certain other circumstances. The warrants feature full anti-dilution protection, including preservation of the right to convert into the same percentage of the fully-diluted shares of the Company’s common stock that would be outstanding on a pro forma basis giving effect to the issuance of the shares underlying the warrants at all times, and “full-ratchet” adjustment to the exercise price for future issuances (in each case, subject to certain exceptions), and adjustments to compensate for all dividends and distributions.

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This will result in the recognition of a discount on the secured term loan of approximately $7.2 million, which will be amortized to earnings over the term of the loan using the effective interest method. The warrants will be recorded as liabilities at their fair market value of $40.8 million, with subsequent changes in their fair market value to be recognized in earnings. An intangible asset in the amount of approximately $35.6 million related to the backstop purchase offer will also be recorded, and will be expensed if it becomes probable that the backstop purchase offer will not be executed. If the backstop purchase offer is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

The Company plans to execute its strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, the Pershing Square financing previously discussed, or, if applicable, as it relates to the backstop purchase offer, alternative dispositions of the foreign subsidiaries, and other sources of new financing as deemed necessary and available. Based on current internal sales projections, the Company believes that the financing agreement with Pershing Square will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year.

Off-Balance Sheet Arrangements

The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.9 million, long-term debt (including current portion) of $5.2 million and minority interest of $0.3 million at February 2, 2008.

As discussed previously, the Company guarantees the leases of four stores that it previously owned in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $193.2 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 million based upon the likelihood that the Company will be required to perform under the guarantees.

The Company also has indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.7 million, and the Company has recorded a liability of approximately $4.4 million based upon the likelihood that the Company will be required to perform under the indemnification.

Significant Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at February 2, 2008, excluding interest expense:

	Fiscal Year
				2013 and
(dollars in millions)	2008	2009-2010	2011-2012	Thereafter	Total

Credit Agreement borrowings	$547.3	$—	$—	$—	$547.3
Operating lease obligations	340.3	622.3	563.5	1,590.7	3,116.8
Debt of consolidated VIEs	0.2	0.4	0.5	4.1	5.2
Other borrowings	1.1	0.4	—	—	1.5

Total	$888.9	$623.1	$564.0	$1,594.8	$3,670.8

The table above excludes any amounts related to the payment of uncertain tax positions as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. Excluding interest and penalties, these uncertain tax positions total $18.9 million at February 2, 2008.

Seasonality

The Company’s business is highly seasonal, with sales significantly higher during the fourth quarter, which includes the holiday selling season.

	Fiscal 2007
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$792.3	$852.7	$805.2	$1,324.6
Operating income (loss)	(40.1)	(22.2)	(56.2)	125.1
% of full year:
Sales	21.0%	22.6%	21.3%	35.1%

	Fiscal 2006
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$784.6	$780.0	$764.6	$1,354.6
Operating income (loss)	(18.1)	(9.2)	(48.0)	83.8
% of full year:
Sales	21.3%	21.2%	20.7%	36.8%

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

Goodwill Impairment

Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores and Waldenbooks Specialty Retail, and the regional components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

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

The Company includes certain distribution and other expenses in its inventory costs, particularly freight, distribution payroll, and certain occupancy expenses. In addition, certain selling, general and administrative expenses are included in inventory costs. These amounts totaled approximately $104.8 million and $107.6 million as of February 2, 2008 and February 3, 2007, respectively. The extent to which these costs are included in inventory is based on certain estimates of space and labor allocation.

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

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Consideration which exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company has recorded $2.6 million and $1.2 million of vendor consideration as a reduction to its inventory balance at February 2, 2008 and February 3, 2007, respectively.

The Company also receives credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due. The Company recognizes the tax effects of a position only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS 141(R) to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial position or results of operations.

Related Party Transactions

The Company has not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., discussed on page 38, which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

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

LIBOR is the rate upon which the Company’s variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2008 as compared to 2007, the Company’s after-tax losses would increase approximately $3.4 million based on the Company’s outstanding debt as of February 2, 2008.

Foreign Currency Exchange Risk

The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At February 2, 2008, the Company had no foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Feb. 2,	Feb. 3,	Jan. 28,
	2008	2007	2006

Sales	$3,774.8	$3,683.8	$3,675.7
Other revenue	46.1	39.8	41.4

Total revenue	$3,820.9	$3,723.6	$3,717.1
Cost of merchandise sold (includes occupancy)	2,838.3	2,733.0	2,650.4

Gross margin	982.6	990.6	1,066.7
Selling, general and administrative expenses	956.1	912.1	885.7
Pre-opening expense	6.8	9.4	5.7
Asset impairments and other writedowns	13.1	60.6	4.9

Operating income	6.6	8.5	170.4
Interest expense	42.9	29.7	13.6

Income (loss) before income tax	(36.3)	(21.2)	156.8
Income tax provision (benefit)	(17.8)	(8.2)	60.3

Income (loss) from continuing operations	$(18.5)	$(13.0)	$96.5

Income (loss) from operations of discontinued operations (net of income tax benefit of $6.1, $9.7 and $2.2)	(13.2)	(138.3)	4.5
Loss from disposal of discontinued operations (net of income tax benefit of $5.8, $0.0 and $0.0)	(125.7)	—	—

Income (loss) from discontinued operations (net of tax)	(138.9)	(138.3)	4.5

Net income (loss)	$(157.4)	$(151.3)	$101.0

Earnings (loss) per common share data (Note 2)
Diluted:
Earnings (loss) from continuing operations per common share	$(0.31)	$(0.21)	$1.36
Earnings (loss) from discontinued operations per common share	$(2.37)	$(2.23)	$0.06

Net income (loss) per common share	$(2.68)	$(2.44)	$1.42

Weighted-average common shares outstanding	58.7	61.9	71.1
Basic:
Earnings (loss) from continuing operations per common share	$(0.31)	$(0.21)	$1.39
Earnings (loss) from discontinued operations per common share	$(2.37)	$(2.23)	$0.06

Net income (loss) per common share	$(2.68)	$(2.44)	$1.45

Weighted-average common shares outstanding	58.7	61.9	69.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Feb. 2,	Feb. 3,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$61.0	$108.6
Merchandise inventories	1,327.2	1,347.3
Accounts receivable and other current assets	117.8	128.7
Current assets of discontinued operations	—	139.0

Total current assets	1,506.0	1,723.6
Property and equipment, net	638.8	604.2
Other assets	64.9	65.1
Deferred income taxes	52.5	53.7
Goodwill	40.5	40.3
Noncurrent assets of discontinued operations	—	126.5

Total assets	$2,302.7	$2,613.4

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$548.6	$502.0
Trade accounts payable	550.3	562.0
Accrued payroll and other liabilities	344.6	336.9
Taxes, including income taxes	18.3	61.0
Deferred income taxes	6.0	16.1
Current liabilities of discontinued operations	—	117.9

Total current liabilities	1,467.8	1,595.9
Long-term debt	5.4	5.2
Other long-term liabilities	350.4	313.2
Noncurrent liabilities of discontinued operations	—	55.1
Contingencies (Note 6)	—	—

Total liabilities	1,823.6	1,969.4
Minority interest	2.2	2.0

Total liabilities and minority interest	1,825.8	1,971.4

Stockholders’ equity:
Common stock, 300,000,000 shares authorized; 58,794,224 and 58,476,306 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively	184.0	175.5
Accumulated other comprehensive income	42.4	28.5
Retained earnings	250.5	438.0

Total stockholders’ equity	476.9	642.0

Total liabilities, minority interest and stockholders’ equity	$2,302.7	$2,613.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Feb. 2,	Feb. 3,	Jan. 28,
	2008	2007	2006

Cash provided by (used for):
Net income (loss)	$(157.4)	$(151.3)	$101.0
Net income (loss) from discontinued operations	(138.9)	(138.3)	4.5
Net income (loss) from continuing operations	(18.5)	(13.0)	96.5
Operations
Adjustments to reconcile net income (loss) from continuing operations to operating cash flows:
Depreciation	109.9	115.8	109.6
Gain on sale of investments	—	(5.0)	(1.2)
Loss on disposal of assets	5.1	6.8	5.3
Increase in minority interest	0.4	0.6	—
Increase in deferred income taxes	(4.8)	(29.1)	(12.9)
(Increase) decrease in other long-term assets	0.3	(1.3)	(3.9)
Increase in other long-term liabilities	10.3	12.8	18.0
Asset impairments and other writedowns	6.7	53.4	2.6
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	30.4	(34.5)	(86.7)
(Increase) decrease in accounts receivable	10.5	(5.4)	(14.1)
(Increase) decrease in prepaid expenses	(3.6)	8.4	(21.0)
Increase (decrease) in accounts payable	(15.6)	(57.4)	47.4
Increase (decrease) in taxes payable	(30.4)	(70.1)	29.4
Increase (decrease) in accrued payroll and other liabilities	0.8	56.7	(7.8)

Net cash provided by operating activities of continuing operations	101.5	38.7	161.2

Investing
Capital expenditures	(142.7)	(175.4)	(162.2)
Investment in Paperchase	(0.8)	—	—
Proceeds from the sale of discontinued operations	20.4	—	—
Proceeds from sale of investments	—	21.6	105.2

Net cash used for investing activities of continuing operations	(123.1)	(153.8)	(57.0)

Financing
Repayment of long-term debt	—	—	(0.1)
Issuance of long-term debt	0.4	—	—
Repayment of long-term capital lease obligations	(0.4)	(0.1)	(0.1)
Net funding from (repayment of) credit facility	43.4	303.4	(1.2)
Proceeds from the excess tax benefit of options exercised	0.9	4.3	—
Payment of cash dividends	(19.4)	(25.2)	(25.5)
Issuance of common stock	8.2	26.0	27.6
Repurchase of common stock	(0.6)	(148.7)	(265.9)

Net cash provided by (used for) financing activities of continuing operations	32.5	159.7	(265.2)

Effect of exchange rates on cash and cash equivalents of continuing operations	(4.8)	(2.0)	(4.0)

Net cash provided by (used for) operating activities of discontinued operations	(12.8)	6.1	24.8
Net cash used for investing activities of discontinued operations	(4.4)	(28.8)	(34.1)
Net cash provided by (used for) financing activities of discontinued operations	(41.9)	13.9	24.2
Effect of exchange rates on cash and cash equivalents of discontinued operations	5.4	2.1	3.0

Net cash provided by (used for) discontinued operations	(53.7)	(6.7)	17.9

Net increase (decrease) in cash and cash equivalents	(47.6)	35.9	(147.1)

Cash and cash equivalents at beginning of year	108.6	72.7	219.8

Cash and cash equivalents at end of year	$61.0	$108.6	$72.7

Supplemental cash flow disclosures:
Interest paid	$45.7	$34.0	$13.9
Income taxes paid	$14.0	$63.5	$55.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

Balance at January 23, 2005	73,875,627	$524.6	$25.3	$539.0	$1,088.9

Net income	—	—	—	101.0	101.0
Foreign currency translation adjustments	—	—	(5.9)	—	(5.9)

Comprehensive income					95.1
Cash dividends declared ($0.37 per common share)	—	—	—	(25.5)	(25.5)
Issuance of common stock	1,866,917	27.6	—	—	27.6
Repurchase and retirement of common stock	(11,593,147)	(265.9)	—	—	(265.9)
Tax benefit of equity compensation	—	7.5	—	—	7.5
Change in deferred compensation	—	0.1	—	—	0.1

Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8

Net loss	—	—	—	(151.3)	(151.3)
Foreign currency translation adjustments	—	—	9.1	—	9.1

Comprehensive income					(142.2)
Cash dividends declared ($0.41 per common share)	—	—	—	(25.2)	(25.2)
Issuance of common stock	1,544,904	26.0	—	—	26.0
Repurchase and retirement of common stock	(7,217,995)	(148.7)	—	—	(148.7)
Tax benefit of equity compensation	—	4.3	—	—	4.3

Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0

Net loss	—	—	—	(157.4)	(157.4)
Discontinued operations currency translation adjustment	—	—	8.7	—	8.7
Foreign currency translation adjustments	—	—	5.2	—	5.2

Comprehensive income					(143.5)
Adoption of FIN 48	—	—	—	(4.2)	(4.2)
Cash dividends declared ($0.44 per common share)	—	—	—	(25.9)	(25.9)
Issuance of common stock	450,855	8.2	—	—	8.2
Repurchase and retirement of common stock	(132,937)	(0.6)	—	—	(0.6)
Tax benefit of equity compensation	—	0.9	—	—	0.9

Balance at February 2, 2008	58,794,224	$184.0	$42.4	$250.5	$476.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders Australia Pty Limited and others (individually and collectively, the “Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At February 2, 2008, the Company operated 541 superstores under the Borders name, including 509 in the United States, 22 in Australia, five in New Zealand, three in Puerto Rico, and two in Singapore. The Company also operated 490 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of February 2, 2008, Paperchase operated 112 stores, primarily in the United Kingdom, and Paperchase shops have been added to 319 domestic Borders superstores.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The results of Borders Ireland Limited, Books etc., and U.K. Superstores are presented as discontinued operations for all periods presented.

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

Fiscal Year: Effective with respect to fiscal 2005, the Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2007 consisted of 52 weeks, and ended on February 2, 2008. Fiscal 2006 consisted of 53 weeks and ended February 3, 2007. Fiscal 2005 consisted of 53 weeks and ended January 28, 2006. References herein to years are to the Company’s fiscal years.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Excluding discontinued operations, foreign currency transaction gains/(losses) were $1.4, $(0.1), and $1.4 in 2007, 2006, and 2005, respectively.

Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less.

Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $104.8 and $107.6 as of February 2, 2008, and February 3, 2007, respectively.

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

Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of Domestic Borders superstores and Waldenbooks Specialty Retail, and the regional components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

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

As of February 2, 2008, no impairment of goodwill existed.

Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. The Company uses its incremental borrowing rate in the assessment of lease classification, and defines initial lease term to include the construction build-out period, but to exclude lease extension period(s). The Company conducts operations primarily under operating leases. For leases that contain rent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

escalations, the Company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $143.3 and $140.4 as of February 2, 2008 and February 3, 2007, respectively.

Landlord Allowances: The Company classifies landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on the Company’s consolidated balance sheets, totaling $123.0 and $119.2 as of February 2, 2008 and February 3, 2007, respectively, in accordance with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), and as an operating activity on the Company’s consolidated statements of cash flows. Also in accordance with the provisions of FTB 88-1, the Company amortizes landlord allowances over the life of the initial lease term, and classifies this amortization as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in the Company’s consolidated statements of operations.

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

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company includes exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $42.4 and $28.5 for exchange rate fluctuations as of February 2, 2008 and February 3, 2007, respectively.

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

Borders Rewards: The Company launched the Borders Rewards loyalty program during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Five percent of all qualifying purchases made by members throughout 2006 were credited to personal Holiday Savings accounts, which were used on holiday purchases made from November 15, 2006 through January 31, 2007. Beginning April 12, 2007, the Company replaced the program’s previous member benefits with Borders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Bucks. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. The Company accrues the full cost of all rewards as they are earned by members. This cost is categorized as “Cost of merchandise sold” on the consolidated statements of operations for the applicable periods.

Gift Cards: The Company sells gift cards to its customers and records a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, the Company records a liability for a portion of the certificates’ face value based upon historical redemption trends, and records the related income as a component of “Other revenue” in the Company’s consolidated statements of operations. The Company has included the liability for gift cards as a component of “Accrued payroll and other liabilities” on its consolidated balance sheets, totaling $145.2 and $147.5 as of February 2, 2008 and February 3, 2007, respectively.

Advertising Costs: The Company expenses advertising costs as incurred, and recorded approximately $35.8, $36.8 and $35.4 of gross advertising expenses in 2007, 2006 and 2005, respectively.

The Company receives payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, the Company contracts with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted effective January 1, 2003, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. As a percentage of gross advertising expenses, such consideration totaled approximately (58.7%), (55.8%) and (58.3%) in 2007, 2006, and 2005, respectively. Consideration that exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, the Company recorded $2.6 and $1.2 of vendor consideration as a reduction to its inventory balance at 2007 and 2006, respectively.

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

The Company also applies the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

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

Prior to 2006, the Company accounted for equity-based compensation under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). As permitted, the Company had adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation during 2005:

2005

Net income, as reported	$101.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.9
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	1.8

Pro forma net income	$100.1

Earnings per share:
Diluted — as reported	$1.42
Diluted — pro forma	$1.41
Basic — as reported	$1.45
Basic — pro forma	$1.43

See “Note 10 — Stock-Based Compensation Plans” for further discussion of the Company’s equity-based compensation plans.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS 141(R) to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial position or results of operations.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 —	WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2007	2006	2005

Weighted-average common shares outstanding — basic	58,742	61,940	69,785
Dilutive effect of employee stock options	—	—	1,303

Weighted-average common shares outstanding — diluted	58,742	61,940	71,088

Unexercised employee stock options to purchase 0.3 million and 1.5 million shares as of February 2, 2008 and February 3, 2007 respectively were not included in the fiscal 2007 and fiscal 2006 weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the Company’s loss from continuing operations. Unexercised employee stock options and unvested restricted share units to purchase 3.6 million, 2.8 million, and 4.1 million common shares as of February 2, 2008, February 3, 2007, and January 28, 2006, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the exercise price of these shares exceeding the Company’s share price at the end of the respective fiscal years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

In 2007, assets of underperforming domestic Borders superstores were tested for impairment and as a result, the Company recorded a charge of $5.5. The Waldenbooks Specialty Retail segment has experienced declining sales and profits over the past several years. For the second year in a row, the segment generated an operating loss in 2007, and the Company tested all assets of the segment for impairment. This resulted in a fourth quarter 2007 charge of $0.7 related to underperforming Waldenbooks Specialty Retail stores. In the International segment, the Company recorded an asset impairment charge of $0.5 related to one Borders store in Puerto Rico.

In 2006, assets of underperforming domestic Borders superstores were tested for impairment and as a result, the Company recorded a charge of $9.0. The Waldenbooks Specialty Retail segment has experienced declining sales and profits over the past several years. For the first time in 2006, the segment generated an operating loss, and the Company tested all assets of the segment for impairment. This resulted in a fourth quarter 2006 charge of $10.1 related to underperforming Waldenbooks Specialty Retail stores and a $34.3 charge related to Waldenbooks Specialty Retail’s merchandising system.

In 2005, the Company recorded a charge of $2.6 related to the impairment of certain long-lived assets (primarily leasehold improvements, furniture, and fixtures), consisting of $2.1 related to underperforming domestic Borders superstores and $0.5 related to underperforming Waldenbooks Specialty Retail stores.

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

Borders superstores closed during 2007 averaged approximately 25 employees per store and Waldenbooks Specialty Retail stores closed during 2007 averaged between five to seven employees per store, who have been or will be displaced by the closures, with the majority being transferred to other domestic Borders superstore or Waldenbooks Specialty Retail locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the store closures is not significant.

During 2007, the Company recorded a $6.4 charge for the closing costs of its stores, consisting of the following: $5.6 related to the closure of 8 domestic Borders superstores, $0.7 related to the closure of 75 Waldenbooks Specialty Retail stores and $0.1 related to related to one Borders store in Australia which was damaged by a flood but not closed. The charge for all segments consisted primarily of asset impairments.

During 2006, the Company recorded a $7.2 charge for the closing costs of its stores, consisting of the following: $4.1 relating to the closure of five domestic Borders superstores, and $3.1 relating to the closure of 124 Waldenbooks Specialty Retail stores. The charge for Borders consisted primarily of asset impairments, and the charge for Waldenbooks Specialty Retail included $0.8 of asset impairments and $2.3 of store payroll and other costs.

During 2005, the Company recorded a $2.3 charge for the closing costs of its stores, consisting of the following: $1.0 relating to the closure of two Borders stores, and $1.3 relating to the closure of 50 Waldenbooks Specialty Retail stores (net of a $0.1 adjustment of the prior year reserve resulting from actual costs differing from estimates). The charge for Borders consisted primarily of asset impairments,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

and the charge for Waldenbooks Specialty Retail included $0.4 of asset impairments and $0.9 of store payroll and other costs.

Asset impairment and store payroll costs related to store closings are categorized as “Asset impairments and other writedowns” on the consolidated statements of operations.

The following table summarizes the sales and operating loss for the domestic Borders superstores closed in each of the following fiscal years:

	2007	2006	2005

Sales	$28.0	$6.9	$7.2
Operating loss	(3.8)	(2.0)	(2.2)

The following table summarizes the sales and operating loss for the Waldenbooks Specialty Retail stores closed in each of the following fiscal years:

	2007	2006	2005

Sales	$37.1	$76.0	$25.9
Operating loss	(3.2)	(4.9)	(0.3)

NOTE 4 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2007	2006

Property and equipment
Buildings	$6.3	$6.3
Leasehold improvements	628.0	583.0
Furniture and fixtures	1,035.8	953.1
Construction in progress	11.5	21.7

	1,681.6	1,564.1
Less — accumulated depreciation and amortization	(1,042.8)	(959.9)

Property and equipment, net	$638.8	$604.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 5 —	INCOME TAXES

The income tax provision from continuing operations consists of the following:

	2007	2006	2005

Current
Federal	$(24.5)	$3.8	$61.6
State and local	(3.5)	2.3	9.5
Foreign	1.3	11.5	2.7
Deferred
Federal	4.5	(11.8)	(11.9)
State and local	0.9	(7.6)	(0.8)
Foreign	3.5	(6.4)	(0.8)

Total income tax provision	$(17.8)	$(8.2)	$60.3

A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	2007	2006	2005

Federal statutory rate	$(12.6)	$(7.4)	$54.9
State and local taxes, net of federal tax benefit	(2.6)	(0.6)	5.6
Effect of foreign tax rates	(1.6)	(5.6)	0.8
Foreign net operating loss impact	(1.3)	5.2	1.0
Other	0.3	0.2	(2.0)

Total income tax provision	$(17.8)	$(8.2)	$60.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Deferred tax assets and liabilities resulted from the following:

	2007	2006

Deferred tax assets
Accruals and other current liabilities	$8.9	$7.9
Deferred revenue	13.3	8.6
Other long-term liabilities	3.4	2.6
Deferred compensation	4.3	2.0
Deferred rent	57.7	59.3
State deferred tax assets	8.2	9.5
Foreign deferred tax assets	18.1	13.5
Asset impairments and other writedowns	19.1	21.8
Valuation allowance	(6.5)	(14.6)

Total deferred tax assets	126.5	110.6

Deferred tax liabilities
Inventory	18.4	18.6
Property and equipment	56.2	51.6
Foreign deferred tax liabilities	5.4	2.8

Total deferred tax liabilities	80.0	73.0

Net deferred tax assets (liabilities)	$46.5	$37.6

The Company has tax net operating loss carryforwards from continuing operations in foreign jurisdictions totaling $10.1 as of February 2, 2008, $18.1 as of February 3, 2007, and $18.7 as of January 28, 2006. These losses have an indefinite carryforward period. The Company has established a valuation allowance to reflect the uncertainty of realizing a portion of the benefits of these net operating losses and deferred assets in foreign jurisdictions.

Consolidated domestic income (loss) from continuing operations before taxes was $(46.1) in 2007, $(23.2) in 2006, and $172.4 in 2005. The corresponding amounts for foreign operations were $9.8 in 2007, $2.0 in 2006 and $(15.6) in 2005.

With the exception of the Company’s Singapore subsidiary, undistributed earnings of foreign subsidiaries are considered to be permanently reinvested outside the United States. Deferred U.S. income taxes are not provided on undistributed earnings considered permanently reinvested. Cumulative foreign earnings considered permanently reinvested totaled $52.5 as of February 2, 2008 and $53.6 as of February 3, 2007.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), as amended, as of the beginning of the current fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under FAS 109. Upon adoption, the Company recognized an additional $4.2 liability for uncertain tax positions, which was accounted for as a reduction to beginning retained earnings. The adoption of FIN 48 also resulted in the reclassification of $7.2 from current taxes payable to non-current accrued liabilities, based upon management’s estimate of when these liabilities will be settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

As of the beginning of the year, total uncertain tax positions, adjusted for the impact of the adoption of FIN 48, totaled $8.4. As of February 2, 2008 this balance increased to $18.9. The increase in the liability for income taxes associated with uncertain tax positions of $10.5 relates to uncertainty with respect to ultimately realizing the full benefit of certain foreign and domestic tax positions. This increase was partially offset by the impact of audit settlements and statute of limitation expirations. These balances represent the total amount of uncertain tax positions that, if recognized, would favorably affect the effective tax rate.

The balance of unrecognized tax benefits we have provided are as follows:

Opening balance at February 4, 2007	$8.4
Additions to tax positions related to current year	15.3
Additions to tax positions related to prior years	0.8
Reductions to tax positions related to current year	—
Reductions to tax positions related to prior years	(3.2)
Reductions to tax positions related to settlements with tax authorities	(0.1)
Reductions to tax positions related to lapse of statutory limitations	(2.3)

Ending balance at February 2, 2008	$18.9

The current year increase in unrecognized tax benefits is largely related to the impact of discontinued operations. Although these unrecognized benefits originated as a result of discontinued operations, the Company retains the associated liability. An estimate of the range of reasonably possible change in our unrecognized tax benefits within 12 months of our fiscal year ended February 2, 2008 cannot be made at this time.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the year ended February 2, 2008, we recorded a net tax benefit of $0.8 for tax related interest and penalties in the consolidated statement of operations. As of February 2, 2008, we recorded a liability of $5.9 for the payment of tax related interest and penalties in the Company’s consolidated balance sheets.

A number of the Company’s tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2004 through 2006, tax returns in certain states for 1996 through 2006, and tax returns in certain foreign jurisdictions for 1999 through 2006.

NOTE 6 — CONTINGENCIES

Litigation: Two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as Inventory Managers or Sales Managers in Borders stores in the State of California at any time from September 30, 2001 through the trial date, have filed an action against the Company in the Superior Court of California for the County of San Francisco. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that the Company violated the California Labor Code and the California Business and Professions Code by failing to (i) pay required overtime, (ii) provide meal periods, rest periods, and accurate itemized wage statements, (iii) keep accurate records of employees’ hours of work, and (iv) pay all compensation owed at the time of termination of employment to certain members of the purported class. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. In February of 2008, the Superior Court for the State of California granted final approval of a settlement pursuant to which the Company agreed to pay up to $3.5 to settle the matter. Based upon claims actually made by class

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

members, the final settlement amount will be approximately $2.7. The Company categorized this charge as “Selling, general and administrative expenses” on its consolidated statements of operations.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. The plaintiff has appealed the decision. The appeal was argued in the Ninth Circuit Court of Appeals on November 8, 2007; the Court took it under submission and a decision is expected within the next few months. The Company has not included any liability in its consolidated financial statements in connection with this matter and has expensed as incurred all legal costs to date.

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

NOTE 7 —	DEBT

Credit Facility: The Company has a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement (or a prior agreement) of $547.3, $499.0 and $130.1 at February 2, 2008, February 3, 2007 and January 28, 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

respectively, excluding any borrowings outstanding related to the Company’s recently disposed U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $40.6 and $23.4 at February 3, 2007 and January 28, 2006, respectively. The weighted average interest rate in 2007 and 2006 was approximately 7.1% and 6.5%, respectively.

Debt of Consolidated VIEs: The Company includes the debt of two variable interest entities (“VIEs”), consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), in its consolidated balance sheets. Scheduled principal payments of this debt as of February 2, 2008 total $0.2 in 2008, $0.2 in 2009, $0.2 in 2010, $0.2 in 2011, $0.3 in 2012, $4.1 in all later years, and in the aggregate, total $5.2. See “Note 8 — Leases” for further discussion of the Company’s consolidation of these VIEs.

As of February 2, 2008, the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings. In April of 2008, the Company amended its Credit Agreement. Pursuant to this amendment lenders (i) approved a loan to the Company by Pershing Square Capital Management, L.P., as described below, (ii) permitted increased borrowing availability until December 15, 2008, from 90% of permitted borrowings to 92.5%, (iii) until December 15, 2008, made the fixed charge coverage ratio and the cash dominion event apply only if outstanding borrowings under the facility exceed 92.5% of permitted borrowings, rather than 90%, and (iv) increased the interest rate, commitment fees and letter of credit fees thereunder.

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly. See “Note 16 — Subsequent Event” for further information relating to the financing agreement with Pershing Square.

NOTE 8 —	LEASES

Operating Leases: The Company conducts operations primarily in leased facilities. Store leases are generally for initial terms of three to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks Specialty Retail’s leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

Lease Commitments: Future minimum lease payments under operating leases at February 2, 2008 total $340.3 in 2008, $321.0 in 2009, $301.3 in 2010, $286.1 in 2011, $277.4 in 2012, and $1,590.7 in all later years, and in the aggregate, total $3,116.8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Rental Expenses: A summary of operating lease minimum and percentage rental expense, excluding discontinued operations, follows:

	2007	2006	2005

Minimum rentals	$362.7	$356.3	$331.6
Percentage rentals	30.4	23.7	19.0

Total	$393.1	$380.0	$350.6

Capitalized Leases: The Company, at times, accounts for certain items under capital leases. The Company has no capitalized leases as of February 2, 2008.

Consolidated VIEs: The Company is the primary beneficiary of two variable interest entities (“VIEs”) due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.9, long-term debt (including current portion) of $5.2 and minority interest of $0.3 at February 2, 2008, and has recorded property and equipment, net of accumulated depreciation, of $5.1, long-term debt (including current portion) of $5.4 and minority interest of $0.3 at February 3, 2007.

NOTE 9 —	EMPLOYEE BENEFIT PLANS

Employee Savings Plan: Employees of the Company who meet certain requirements as to age and service are eligible to participate in the Company’s 401(K) Savings Plan. The Company’s expense related to this plan was $4.0, $4.2, and $4.2 for 2007, 2006 and 2005, respectively.

NOTE 10 —	STOCK-BASED COMPENSATION PLANS

2004 Long-Term Incentive Plan: The Company maintains the 2004 Long-Term Incentive Plan (the “2004 Plan”), pursuant to which the Company may grant stock-based awards to employees and non-employee directors of the Company, including restricted shares and share units of its common stock and options to purchase its common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. Three million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At February 2, 2008, 4.7 million shares remained available for grant.

Under the 2004 Plan, the exercise price of options granted will not be less than the fair value of the Company’s common stock at the date of grant. The plan provides for vesting periods as determined by the Compensation Committee of the Company’s Board of Directors. The Company recognizes compensation expense for options granted on a straight-line basis over the vesting period.

The Company’s senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase shares of the Company’s common stock, at a 20% to 40% discount from the fair value. In addition, the Company’s senior management personnel may elect to make a one-time purchase of such shares. These shares of common stock purchased under the 2004 Plan will generally be restricted from sale or transfer for at least two and up to four years from date of purchase. Gains, if any, vest over the same period of time.

The Company recognizes compensation expense for the discount on shares of common stock purchased under the 2004 Plan (or prior plan). Such discounts are recognized as expense on a straight-line basis over the period during which the shares are restricted from sale or transfer. The amount of expense deferred related to these shares at February 2, 2008 totaled $0.2.

The Company grants performance-based share units of its common stock (“RSUs”) to its senior management personnel. RSUs vest in amounts based on the achievement of performance goals. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Compensation Committee of the Company’s Board of Directors establishes the RSU’s performance criteria and vesting period. The Company also grants time-vested restricted stock and restricted share units to its senior management personnel.

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

A summary of the information relative to the Company’s stock option plans follows (number of shares in thousands):

		Weighted-	Aggregate	Weighted-
	Number	Average	Intrinsic	Average
All Plans	of Shares	Exercise Price	Value	Contract Life

Outstanding at January 23, 2005	8,996	21.48
Granted	13	24.43
Exercised	1,737	14.85	$15.5
Forfeited	907	23.79
Outstanding at January 28, 2006	6,365	22.98
Granted	531	18.59
Exercised	1,338	16.03	$9.7
Forfeited	717	24.34
Outstanding at February 3, 2007	4,841	24.22
Granted	1,781	18.24
Exercised	173	16.43	$0.9
Forfeited	2,813	26.79
Outstanding at February 2, 2008	3,636	19.69	$71.6	4.3
Balance exercisable at
January 28, 2006	5,752	23.20
February 3, 2007	4,238	24.93
February 2, 2008	1,666	21.71	$36.2	2.1

The weighted-average fair values of options at their grant date where the exercise price equals the market price on the grant date were $3.66, $3.84, and $4.49 in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date. The following assumptions were used in the calculation:

	2007	2006	2005

Risk-free interest rate	3.9-5.1%	4.7-5.1%	3.8-4.1%
Expected life	3-5 years	3-5 years	3-5 years
Expected volatility	25.3-29.7%	25.1-25.5%	25.6-27.6%
Expected dividends	1.8-4.1%	1.6-2.3%	1.3-1.6%

Under FAS 123(R), the Company recognized $2.8, or $0.05 per share, net of $1.7 tax benefit, of stock-based compensation expense related to stock options, and $2.8, or $0.05 per share, net of $1.7 tax benefit, of stock-based compensation expense related to restricted stock and restricted stock unit grants and employee stock purchases for the year ended February 2, 2008. As of February 2, 2008, unrecognized compensation cost was $4.2 with a weighted-average future vesting period of 2.5 years related to stock options and $3.9 with a weighted-average future vesting period of 2.3 years related to restricted stock and restricted stock unit grants and employee stock purchases. The total fair value of shares vested was $0.4, $0.0 and $0.0 for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Stock-based compensation expense is included in “Selling, general and administrative expenses” on the consolidated statements of operations. Upon adoption of FAS 123(R), the balance of $0.4 of deferred compensation was charged to additional paid in capital.

The following table summarizes the information regarding stock options outstanding at February 2, 2008 (number of shares in thousands):

	Outstanding			Exercisable
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$10.23-$13.63	67	4.5	12.22	30	13.10
$13.64-$17.03	928	5.6	15.24	202	14.56
$17.04-$20.44	1,469	5.6	19.16	320	17.49
$20.45-$23.84	742	1.8	21.75	685	21.75
$23.85-$27.25	196	2.4	24.85	195	24.85
$27.26-$30.66	—	—	—	—	—
$30.67-$34.06	234	0.3	32.00	234	32.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A summary of the information relative to the Company’s granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock purchased:
2004 Plan (or prior plan)
2005	32	17.80	26.05
2006	75	14.17	17.75
2007	30	16.82	21.37
Employee plan
2005	26	20.28	23.86
2006	—	—	—
2007	—	—	—
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2005	50	—	23.96
2006	114	—	24.16
2007	250	—	18.06
Performance-based stock units issued:
2004 Plan
2005	395	—	26.24
2006	405	—	23.59
2007	46	—	20.42

NOTE 11 — ACQUISITION OF PAPERCHASE PRODUCTS, LTD.

In July 2004, the Company invested cash of $24.1, including debt repayment of $4.1, in connection with an increase in its 15% equity stake in Paperchase Products, Ltd. (“Paperchase”), a leading stationery retailer in the United Kingdom, to 96.5%, which was allocated primarily to fixed assets, inventory and $22.4 of goodwill. The Company also recorded minority interest of $1.0. The entire amount of initial goodwill was subsequently impaired in 2006.

In 2007, the Company purchased an additional 0.5% interest in Paperchase from the minority owners for cash consideration of $0.8, which was allocated primarily to inventory.

NOTE 12 —	FINANCIAL INSTRUMENTS

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

The Company had no interest rate swaps in effect as of February 2, 2008 and February 3, 2007.

NOTE 13 —	SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores and International stores (including Borders and Paperchase stores). Corporate consists of the unallocated portion of certain corporate governance and corporate incentive costs. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	2007	2006	2005

Sales
Domestic Borders superstores	$2,847.2	$2,750.0	$2,709.5
Waldenbooks Specialty Retail	562.8	663.9	744.8
International	364.8	269.9	221.4

Total	$3,774.8	$3,683.8	$3,675.7

Depreciation expense
Domestic Borders superstores	$90.2	$86.7	$84.5
Waldenbooks Specialty Retail	7.7	20.9	18.2
International	12.0	8.2	6.9

Total depreciation expense	$109.9	$115.8	$109.6

Operating income (loss)
Domestic Borders superstores	$30.6	$92.4	$174.1
Waldenbooks Specialty Retail	(21.4)	(78.0)	2.5
International	10.5	9.4	3.4
Corporate	(13.1)	(15.3)	(9.6)

Total operating income	$6.6	$8.5	$170.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2007	2006	2005

Total assets
Domestic Borders superstores	$1,719.5	$1,714.6	$1,615.2
Waldenbooks Specialty Retail	264.9	322.3	345.8
International	241.8	182.6	140.9
Corporate	76.5	128.4	134.7

Total assets of continuing operations	$2,302.7	$2,347.9	$2,236.6
Discontinued operations	—	265.5	335.6

Total assets	$2,302.7	$2,613.4	$2,572.2

Capital expenditures
Domestic Borders superstores	$103.6	$128.9	$98.1
Waldenbooks Specialty Retail	7.5	12.0	19.8
International	20.7	18.9	11.8
Corporate	10.9	15.6	32.5

Total capital expenditures	$142.7	$175.4	$162.2

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2007	2006	2005

Domestic Borders superstores	$10.4	$12.9	$10.6
Waldenbooks Specialty Retail	0.1	6.1	4.9
International	0.2	0.3	0.2

Total	$10.7	$19.3	$15.7

Long-lived assets by geographic area are as follows:

	2007	2006	2005

Long-lived assets:
Domestic	$714.5	$705.3	$688.4
International	82.2	58.0	39.7

Total long-lived assets of continuing operations	$796.7	$763.3	$728.1
Discontinued operations	—	126.5	206.3

Total long-lived assets	$796.7	$889.8	$934.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Sales by merchandise category are as follows:

	2007	2006	2005

Sales
Books	$2,496.1	$2,416.7	$2,429.0
Music	276.5	318.5	366.2
Video	268.4	248.6	232.9
Gifts & stationery	300.0	259.5	211.5
Other	433.8	440.5	436.1

Total Sales	$3,774.8	$3,683.8	$3,675.7

NOTE 14 —	DISCONTINUED OPERATIONS

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

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $193.2. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 based upon the likelihood that the Company will be required to perform under the guarantees.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $10.7, and the Company has recorded a liability of approximately $4.4 based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $20.4. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

The disposal resulted in a loss of $125.7 for year ended February 2, 2008. The operation of the disposed businesses resulted in a loss of $13.2 for year ended February 2, 2008, a loss of $138.3 for the year ended February 3, 2007 and income of $4.5 for the year ended January 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The financial results of the U.K. and Ireland operations included in discontinued operations were as follows:

	2007	2006	2005

Total revenue	$232.1	$389.9	$362.1
Income (loss) from operations of discontinued operations before income tax	(19.3)	(148.0)	2.3
Income (loss) from operations of discontinued operations (net of income tax benefit of $6.1, $9.7 and $2.2, respectively)	(13.2)	(138.3)	4.5
Income (loss) on disposal of discontinued operations (net of income tax benefit of $5.8, $0.0, and $0.0 respectively)	(125.7)	—	—
Income (loss) from discontinued operations (net of income tax benefit of $11.9, $9.7 and $2.2, respectively)	(138.9)	(138.3)	4.5

February 3,
2007

Cash and cash equivalents	$11.8
Merchandise inventories	104.7
Accounts receivable and other current assets	22.5

Current assets of discontinued operations	$139.0

Property and equipment (net of accumulated depreciation)	$103.5
Other assets	23.0

Noncurrent assets of discontinued operations	$126.5

Short-term borrowings and current portion of long-term debt	$40.6
Accounts payable	39.4
Accrued payroll and other liabilities	26.2
Other liabilities	11.7

Current liabilities of discontinued operations	$117.9

Long-term liabilities	$55.1

Noncurrent liabilities of discontinued operations	$55.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 15 —	UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2007
	Q1	Q2	Q3	Q4

Total revenue	$798.7	$861.5	$813.6	$1,347.1
Gross margin	184.9	213.2	176.2	408.3
Income (loss) from continuing operations	(29.1)	(19.4)	(41.7)	71.7
Loss from discontinued operations	(6.8)	(5.7)	(119.4)	(7.0)
Net income (loss)	(35.9)	(25.1)	(161.1)	64.7
Diluted:
Income (loss) from continuing operations per common share	(0.50)	(0.33)	(0.71)	1.22
Loss from discontinued operations per common share	(0.11)	(0.10)	(2.03)	(0.12)
Net income (loss) per common share	(0.61)	(0.43)	(2.74)	1.10
Basic:
Income (loss) from continuing operations per common share	(0.50)	(0.33)	(0.71)	1.22
Loss from discontinued operations per common share	(0.11)	(0.10)	(2.03)	(0.12)
Net income (loss) per common share	(0.61)	(0.43)	(2.74)	1.10

	Fiscal 2006
	Q1	Q2	Q3	Q4

Total revenue	$790.4	$788.2	$771.0	$1,374.0
Gross margin	192.1	198.7	173.3	426.5
Income (loss) from continuing operations	(14.1)	(9.3)	(34.4)	44.8
Loss from discontinued operations	(6.1)	(9.1)	(4.7)	(118.4)
Net income (loss)	(20.2)	(18.4)	(39.1)	(73.6)
Diluted:
Income (loss) from continuing operations per common share	(0.22)	(0.15)	(0.56)	0.74
Loss from discontinued operations per common share	(0.09)	(0.14)	(0.08)	(1.96)
Net income (loss) per common share	(0.31)	(0.29)	(0.64)	(1.22)
Basic:
Income (loss) from continuing operations per common share	(0.22)	(0.15)	(0.56)	0.76
Loss from discontinued operations per common share	(0.09)	(0.14)	(0.08)	(2.01)
Net income (loss) per common share	(0.31)	(0.29)	(0.64)	(1.25)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 16 —	SUBSEQUENT EVENTS

On March 20, 2008, the Company announced that it would undergo a strategic alternative review process. J.P. Morgan Securities Inc. and Merrill Lynch & Co. have been retained as the Company’s financial advisors to assist in this process. The review will include the investigation of a wide range of alternatives including the sale of the Company and/or certain divisions for the purpose of maximizing shareholder value.

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly. Based on current internal projections, the Company believes that the financing agreement with Pershing Square will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year.

The financing agreement with Pershing Square consists of three main components:

1. A $42.5 million senior secured term loan maturing January 15, 2009 with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase Products Ltd. (“Paperchase”) pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to the Company’s existing Multicurrency Revolving Credit Agreement (as amended, the “Credit Agreement”), other than some relating to Paperchase. Such exceptions are not expected to interfere with the operations of Paperchase or the Company in the ordinary course of business.

2. A backstop purchase offer that will give the Company the right but not the obligation, until January 15, 2009, to require Pershing Square to purchase its Paperchase, Australia, New Zealand and Singapore subsidiaries, as well as its approximately 17% interest in Bookshop Acquisitions, Inc. (Borders U.K.) after the Company has pursued a sale process to maximize the value of those assets. Pershing Square’s purchase obligation is at a price of $135.0 (less any debt attributable to those assets) and on customary terms to be negotiated. Proceeds of any such purchase by Pershing Square are to be first applied to repay amounts outstanding under the $42.5 term loan. Although the Company believes that these businesses are worth substantially more than the backstop purchase offer price, the relative certainty of this arrangement provides the Company with valuable flexibility to pursue strategic alternatives. The Company has retained the right, in its sole discretion, to forego the sale of these assets or to require Pershing Square to consummate the transaction. Pershing Square has no right of first refusal or other preemptive right with respect to the sale of these businesses by the Company to other parties.

3. The issuance to Pershing Square of 9.55 million warrants to purchase the Company’s common stock at $7.00 per share. The Company is also required to issue an additional 5.15 million warrants to Pershing Square if any of the following three conditions occurs: the Company requires Pershing Square to purchase its international subsidiaries as described in (2) above, a definitive agreement relating to certain business combinations involving the Company is not signed by October 1, 2008, or the Company terminates the strategic alternatives process. The warrants will be cash-settled until the issuance of the underlying shares is approved by the Company’s shareholders, and in certain other circumstances. The warrants feature full anti-dilution protection, including preservation of the right to convert into the same percentage of the fully-diluted shares of the Company’s common stock that would be outstanding on a pro forma basis giving effect to the issuance of the shares underlying the warrants at all times, and “full-ratchet” adjustment to the exercise price for future issuances (in each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

case, subject to certain exceptions), and adjustments to compensate for all dividends and distributions.

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This will result in the recognition of a discount on the secured term loan of approximately $7.2, which will be amortized to earnings over the term of the loan using the effective interest method. The warrants will be recorded as liabilities at their fair market value of $40.8, with subsequent changes in their fair market value to be recognized in earnings. An intangible asset in the amount of approximately $35.6 related to the backstop purchase offer will also be recorded, and will be expensed if it becomes probable that the backstop purchase offer will not be executed. If the backstop purchase offer is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

In April of 2008, the Company also amended its Credit Agreement. Pursuant to this amendment lenders (i) approved a loan to the Company by Pershing Square Capital Management, L.P., as described above, (ii) permitted increased borrowing availability until December 15, 2008, from 90% of permitted borrowings to 92.5%, (iii) until December 15, 2008, made the fixed charge coverage ratio and the cash dominion event apply only if outstanding borrowings under the facility exceed 92.5% of permitted borrowings, rather than 90%, and (iv) increased the interest rate, commitment fees and letter of credit fees thereunder.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted required provisions of Financial Accounting Standards Board Statement No. 123(R), Share Based Payments and in 2007 the Company adopted required provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Borders Group, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
April 10, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 2, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of February 2, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of February 2, 2008, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited Borders Group, Inc’s internal control over financial reporting as of February 2, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Borders Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Borders Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Borders Group, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2008 and our report dated April 10, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Detroit, Michigan
April 10, 2008

Item 9B.	Other Information

On March 31, 2008, the Board of Directors of the Company adopted an amendment to the Company’s 2004 Long-Term Incentive Plan. The amendment to the Company’s 2004 Long-Term Incentive Plan is attached as Exhibit 10.47 to this report and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the executive officers of the Company required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.”

Information pertaining to directors of the Company required by Item 10 is included under the caption “Election of Directors” in the Company’s Proxy Statement related to its 2008 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement related to its 2008 Annual Meeting of Stockholders.

Code of Ethics and Other Corporate Governance Information

Information regarding the Company’s Business Conduct Policy and its Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement related to its 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement related to its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement related to its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to the information under the heading “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement related to its 2008 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement related to its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(20)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(16)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(20)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(23)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(24)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(27)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(27)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.1(11)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2		First Amendment to the Restated Borders Group, Inc. Annual Incentive Bonus Plan dated as of March 31, 2008
10	.3(7)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.4(8)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004

Exhibit
Number		Description

10	.5(26)	Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10	.6(1)	Borders Group, Inc. Stock Option Plan
10	.7(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.8(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.9(3)	1998 Borders Group, Inc. Stock Option Plan
10	.10(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.11(9)	Non-Qualified Deferred Compensation Plan
10	.12(10)	Restricted Share Unit Grant Agreement
10	.13(12)	Restricted Share Grant Agreement
10	.14(14)	2006 Restricted Share Unit Grant Agreement
10	.15(14)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.16(18)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.17(13)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.18(15)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz)
10	.19(16)	Summary of Employment Agreement between Mr. Jones and the Company
10	.20(16)	Employment Agreement between Mr. Jones and the Company
10	.21(25)	Employment terms between Mr. Armstrong and the Company
10	.22(25)	Employment terms between Mr. Gruen and the Company
10	.23(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.24(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.25(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.26(8)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(17)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(19)	Amendment No. 1 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10	.29(21)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10	.30(27)	Amendment No. 3 to the Second Amended and Restated Multicurrency Revolving Credit Agreement among Borders Group, Inc. its subsidiaries and Parties thereto
10	.31(22)	Deed of Tax Covenant between BGI (UK) limited and Bookshop Acquisitions Limited

Exhibit
Number		Description

10	.32(22)	Brand License Agreement between Borders Properties, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.33(22)	Transitional Services Agreement between Borders International Services, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.34(22)	Subscription and Shareholders Agreement between Bookshop Acquisitions Limited and, Luk Johnson and BGI (UK) Limited
10	.35(26)	Commitment Letter from Pershing Square Capital Management, L.P. to Borders Group, Inc., dated as of March 19, 2008
10	.36(27)	Purchase Offer Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.37(27)	Deed of Charge Over Shares between BGP (UK) Limited (as Chargor) and Pershing Square Capital Management, L.P. (as Collateral Agent).
10	.38(27)	Senior Secured Credit Agreement among Borders Group, Inc. (the Borrower), Pershing Square Capital Management, L.P. (as Administrative Agent and as Collateral Agent) and the lenders named therein, dated as of April 9, 2008.
14	.1(10)	Code of Ethics Relating to Financial Reporting
14	.2(10)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 21, 2007 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(25)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (Filed No. 1-13740).

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 19, 2008 (File No. 1-13740).

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

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

Name	Title	Date

/s/ George L. Jones George L. Jones	Chief Executive Officer and President	April 14, 2008

/s/ Edward W. Wilhelm Edward W. Wilhelm	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008

/s/ Michael G. Archbold Michael G. Archbold	Director	April 14, 2008

/s/ Donald G. Campbell Donald G. Campbell	Director	April 14, 2008

/s/ Joel J. Cohen Joel J. Cohen	Director	April 14, 2008

/s/ Amy B. Lane Amy B. Lane	Director	April 14, 2008

/s/ Brian T. Light Brian T. Light	Director	April 14, 2008

/s/ Victor L. Lund Victor L. Lund	Director	April 14, 2008

/s/ Dr. Edna Medford Dr. Edna Medford	Director	April 14, 2008

/s/ Richard McGuire Richard McGuire	Director	April 14, 2008

/s/ Lawrence I. Pollock Lawrence I. Pollock	Director, Non-Executive Chairman	April 14, 2008

/s/ Michael Weiss Michael Weiss	Director	April 14, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(20)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(16)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(20)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(23)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(24)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(27)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(27)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.1(11)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2		First Amendment to the Restated Borders Group, Inc. Annual Incentive Bonus Plan dated as of March 31, 2008
10	.3(7)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.4(8)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.5(26)	Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10	.6(1)	Borders Group, Inc. Stock Option Plan
10	.7(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.8(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.9(3)	1998 Borders Group, Inc. Stock Option Plan
10	.10(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.11(9)	Non-Qualified Deferred Compensation Plan
10	.12(10)	Restricted Share Unit Grant Agreement
10	.13(12)	Restricted Share Grant Agreement
10	.14(14)	2006 Restricted Share Unit Grant Agreement
10	.15(14)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.16(18)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.17(13)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.18(15)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz)
10	.19(16)	Summary of Employment Agreement between Mr. Jones and the Company
10	.20(16)	Employment Agreement between Mr. Jones and the Company
10	.21(25)	Employment terms between Mr. Armstrong and the Company
10	.22(25)	Employment terms between Mr. Gruen and the Company
10	.23(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.24(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto

Exhibit
Number		Description

10	.25(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.26(8)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(17)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(19)	Amendment No. 1 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10	.29(21)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10	.30(27)	Amendment No. 3 to the Second Amended and Restated Multicurrency Revolving Credit Agreement among Borders Group, Inc. its subsidiaries and Parties thereto
10	.31(22)	Deed of Tax Covenant between BGI (UK) limited and Bookshop Acquisitions Limited
10	.32(22)	Brand License Agreement between Borders Properties, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.33(22)	Transitional Services Agreement between Borders International Services, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.34(22)	Subscription and Shareholders Agreement between Bookshop Acquisitions Limited and, Luk Johnson and BGI (UK) Limited
10	.35(26)	Commitment Letter from Pershing Square Capital Management, L.P. to Borders Group, Inc., dated as of March 19, 2008
10	.36(27)	Purchase Offer Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.37(27)	Deed of Charge Over Shares between BGP (UK) Limited (as Chargor) and Pershing Square Capital Management, L.P. (as Collateral Agent).
10	.38(27)	Senior Secured Credit Agreement among Borders Group, Inc. (the Borrower), Pershing Square Capital Management, L.P. (as Administrative Agent and as Collateral Agent) and the lenders named therein, dated as of April 9, 2008.
14	.1(10)	Code of Ethics Relating to Financial Reporting
14	.2(10)	Business Conduct Policy
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 21, 2007 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(25)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (Filed No. 1-13740).

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 19, 2008 (File No. 1-13740).

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).