Form 10-Q
period 2008-06-06
BORDERS GROUP INC
filed 2008-06-06
CIK 940510

   SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

The number of shares of common stock outstanding at May 28, 2008 was 60,508,251.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	12
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	22
Item 4. Controls and Procedures	22

Part II - Other information

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Security holders	N/A
Item 4T. Controls and Procedures	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	23

Signatures	24

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Sales	$784.7	$792.3
Other revenue	7.8	6.4
Total revenue	792.5	798.7

Cost of merchandise sold, including occupancy costs	611.8	613.8
Gross margin	180.7	184.9

Selling, general and administrative expenses	227.1	222.8
Pre-opening expense	1.2	1.3
Asset impairments and other writedowns	-	0.9
Operating loss	(47.6)	(40.1)

Interest expense	5.7	9.3
Loss before income tax	(53.3)	(49.4)

Income tax benefit	(21.6)	(20.3)
Loss from continuing operations	(31.7)	(29.1)

Loss from operations of discontinued operations (net of income tax benefit of $- and $2.2)	-	(5.4)
Loss from disposal of discontinued operations (net of income tax benefit of $- and $ 0.6)	-	(1.4)
Loss from discontinued operations (net of income tax benefit of $- and $2.8)	-	(6.8)

Net loss	$(31.7)	$(35.9)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(0.53)	$(0.50)
Loss from discontinued operations per common share	$-	$(0.11)

Net loss per common share	$(0.53)	$(0.61)
Weighted average common shares outstanding (in millions)	59.4	58.6

Basic:
Loss from continuing operations per common share	$(0.53)	$(0.50)
Loss from discontinued operations per common share	$-	$(0.11)

Net loss per common share	$(0.53)	$(0.61)
Weighted average common shares outstanding (in millions)	59.4	58.6

Dividends declared per common share	$-	$0.11

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	May 3, 2008	May 5, 2007	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$40.4	$79.0	$61.0
Merchandise inventories	1,241.2	1,429.6	1,327.2
Accounts receivable and other current assets	145.0	106.3	117.8
Taxes, including income taxes	6.5	-	-
Current assets of discontinued operations	-	141.2	-
Total current assets	1,433.1	1,756.1	1,506.0
Property and equipment, net of accumulated depreciation of $1,070.1, $975.6 and $1,042.8 at May 3, 2008, May 5, 2007 and February 2, 2008, respectively	636.2	610.6	638.8
Other assets	67.6	64.9	64.9
Deferred income taxes	50.2	57.5	52.5
Goodwill	40.5	40.3	40.5
Noncurrent assets of discontinued operations	-	127.2	-
Total assets	$2,227.6	$2,656.6	$2,302.7

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$585.5	$677.0	$548.6
Trade accounts payable	495.1	532.8	550.3
Accrued payroll and other liabilities	286.0	296.1	344.6
Taxes, including income taxes	-	21.5	18.3
Deferred income taxes	8.6	16.3	6.0
Current liabilities of discontinued operations	-	127.8	-
Total current liabilities	1,375.2	1,671.5	1,467.8
Long-term debt	6.4	5.2	5.4
Other long-term liabilities	394.8	321.6	350.4
Noncurrent liabilities of discontinued operations	-	55.0	-
Total liabilities	1,776.4	2,053.3	1,823.6
Minority interest	2.3	1.9	2.2
Total liabilities and minority interest	1,778.7	2,055.2	1,825.8
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
60,489,390, 58,740,987 and 58,794,224 shares issued
and outstanding at May 3, 2008, May 5, 2007 and
February 2, 2008, respectively	186.1	178.4	184.0
Accumulated other comprehensive income	44.0	31.6	42.4
Retained earnings	218.8	391.4	250.5
Total stockholders' equity	448.9	601.4	476.9
Total liabilities, minority interest and stockholders' equity	$2,227.6	$2,656.6	$2,302.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED MAY 3, 2008
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2008	58,794,224	$ 184.0	$42.4	$ 250.5	$ 476.9
Net loss	-	-	-	(31.7)	(31.7)
Currency translation adjustment	-	-	1.6	-	1.6
Comprehensive loss	-	-	-	-	(30.1)
Issuance of common stock	1,695,166	2.1	-	-	2.1
Balance at May 3, 2008	60,489,390	$ 186.1	$ 44.0	$ 218.8	$ 448.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 weeks Ended
	May 3, 2008	May 5, 2007
Cash provided by (used for):
Net loss	$(31.7)	$(35.9)
Net loss from discontinued operations	-	(6.8)
Net loss from continuing operations	(31.7)	(29.1)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	28.9	25.6
Loss on disposal of assets	0.1	0.1
Increase in deferred income taxes	(1.4)	(3.0)
(Increase) decrease in other long-term assets	(2.8)	0.4
Increase in other long-term liabilities	5.0	5.1
Cash provided by (used for) current assets and current liabilities:
(Increase) decrease in inventories	88.9	(78.6)
Decrease in accounts receivable	16.7	20.7
Increase in prepaid expenses	(10.9)	(0.5)
Decrease in trade accounts payable	(56.5)	(30.5)
Decrease in taxes payable	(18.5)	(41.0)
Decrease in expenses payable and accrued liabilities	(50.6)	(34.9)
Net cash used for operating activities of continuing operations	(32.8)	(165.7)
Investing
Capital expenditures	(29.6)	(34.1)
Net cash used for investing activities of continuing operations	(29.6)	(34.1)
Financing
Proceeds from the excess tax benefit of stock option exercises	-	0.2
Net funding from credit facility	2.7	173.8
Funding from short-term note financing	42.5	-
Issuance of long-term debt	1.1	-
Issuance of common stock	2.1	2.7
Payment of cash dividends	(6.5)	(6.5)
Net cash provided by financing activities of continuing operations	41.9	170.2

Effect of exchange rates on cash and cash equivalents of continuing operations	(0.1)	(0.4)
Net cash provided by operating activities of discontinued operations	-	4.1
Net cash used for investing activities of discontinued operations	-	(2.3)
Net cash used for financing activities of discontinued operations	-	(1.4)
Effect of exchange rates on cash and cash equivalents of discontinued operations	-	-
Net cash provided by discontinued operations	-	0.4
Net decrease in cash and cash equivalents	(20.6)	(29.6)
Cash and cash equivalents at beginning of year	61.0	108.6
Cash and cash equivalents at end of period	$40.4	$79.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The Company’s fiscal year ends on the Saturday closest to the last day of January. Fiscal 2008 will consist of 52 weeks, and will end on January 31, 2009. References herein to years are to the Company’s fiscal years.

At May 3, 2008, the Company operated 547 superstores under the Borders name, including 514 in the United States, 23 in Australia, five in New Zealand, three in Puerto Rico, and two in Singapore. The Company also operated 476 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 3, 2008, Paperchase operated 114 stores, primarily in the United Kingdom, and Paperchase shops exist in 325 domestic Borders superstores.

On June 4, 2008, the Company entered into an agreement to sell its bookstores in Australia, New Zealand, and Singapore. See “Note 8 – Subsequent Events” for further discussion of the Company’s sale of these businesses.

NOTE 2 — CONTINGENCIES

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com, Inc. (“Amazon”) or the Company, instituted an action against the Company and Amazon in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon operates Borders.com as a co-branded site (the “Mirror Site”) violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. On November 1, 2005, the Court granted the Company’s Motion to Dismiss all of the remaining claims of the plaintiff. The anti-trust claims were dismissed with prejudice, and the unfair competition claims were dismissed without prejudice. On May 27, 2008 the Ninth Circuit Court of Appeals affirmed the decision of the trial court.

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

The Company had borrowings outstanding under the Credit Agreement of $551.1, $674.1 and $547.3 at May 3, 2008, May 5, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s discontinued U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $40.6 at May 5, 2007.

As of May 3, 2008, the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.

Term Loan: On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.

Debt of Consolidated VIEs: At May 3, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.9, long-term debt (including current portion) of $5.2 and minority interest of $0.3 at May 3, 2008.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 4 - SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders and Paperchase stores), and Corporate (consisting of certain corporate governance and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Sales
Domestic Borders superstores	$600.7	$615.0
Waldenbooks Specialty Retail	96.0	108.1
International	88.0	69.2
Total sales	$784.7	$792.3

Operating loss
Domestic Borders superstores	$(30.0)	$(22.0)
Waldenbooks Specialty Retail	(13.6)	(14.0)
International	(1.3)	(1.0)
Corporate	(2.7)	(3.1)
Total operating loss	$(47.6)	$(40.1)

Total assets
Domestic Borders superstores	$1,617.8	$1,767.0
Waldenbooks Specialty Retail	205.1	318.9
International	243.6	194.2
Corporate	161.1	108.1
Total assets of continuing operations	$2,227.6	$2,388.2
Discontinued operations	-	268.4
Total assets	$2,227.6	$2,656.6

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Domestic Borders superstores	$1.8	$2.8
Waldenbooks Specialty Retail	0.4	-
International	-	-
Total	$2.2	$2.8

                                          BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 5 - DISCONTINUED OPERATIONS

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

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $190.0. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 based upon the likelihood that the Company will be required to perform under the guarantees.

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

The disposal resulted in a loss of $1.4 for the 13 weeks ended May 5, 2007, while the operation of the disposed businesses resulted in a loss of $5.4 for the 13 weeks ended May 5, 2007.

The financial results of the U.K. and Ireland operations included in discontinued operations were as follows:

13 Weeks Ended
May 5, 2007
Total revenue	$87.1
Loss from operations of discontinued operations before income tax	(7.6)
Loss from operations of discontinued operations (net of income tax benefit of $2.2)	(5.4)
Loss on disposal of discontinued operations (net of income tax benefit of $0.6)	(1.4)
Loss from discontinued operations (net of income tax benefit of $2.8)	(6.8)

                                           BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

May 5, 2007
Cash and cash equivalents	$4.9
Merchandise inventories	92.7
Accounts receivable and other current assets	43.6
Current assets of discontinued operations	$141.2
Property and equipment (net of accumulated depreciation)	$103.9
Other assets	23.3
Noncurrent assets of discontinued operations	$127.2
Short-term borrowings and current portion of long-term debt	$40.6
Accounts payable	30.3
Accrued payroll and other liabilities	43.2
Other liabilities	13.7
Current liabilities of discontinued operations	$127.8
Long-term liabilities	$55.0
Noncurrent liabilities of discontinued operations	$55.0

NOTE 6 — FAIR VALUE MEASUREMENTS

In February 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. FAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. FAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of FAS 157 are applied prospectively. The Company has decided to defer adoption of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of the adoption of FAS 157 on February 3, 2008 was not material and no adjustment to retained earnings was required.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 7 — PERSHING SQUARE FINANCING ARRANGEMENT

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

The financing agreement with Pershing Square consists of three main components:

1. A $42.5 senior secured term loan maturing January 15, 2009 with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase Products Ltd. (“Paperchase”) pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to the Company’s existing Multicurrency Revolving Credit Agreement (as amended, the “Credit Agreement”), other than some relating to Paperchase. Such exceptions are not expected to interfere with the operations of Paperchase or the Company in the ordinary course of business.

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

3. The issuance to Pershing Square of 9.55 million warrants to purchase the Company’s common stock at $7.00 per share. The Company is also required to issue an additional 5.15 million warrants to Pershing Square if any of the following three conditions occurs: the Company requires Pershing Square to purchase its international subsidiaries as described in (2) above, a definitive agreement relating to certain business combinations involving the Company is not signed by October 1, 2008, or the Company terminates the strategic alternatives process. The warrants will be cash-settled in certain circumstances and have a term of 6.5 years.

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

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2, which will be amortized to earnings over the term of the loan using the effective interest method.  As of May 3, 2008, the discount on the term loan totaled $6.6, and is categorized as “Short-term borrowings and current portion of long-term debt” in the Company’s consolidated balance sheets. The warrants were recorded as liabilities at their fair market value of $40.8 on the date of issuance.  The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. As of May 3, 2008, the fair value of the warrants was $37.2, and is categorized as “Other long-term liabilities” in the Company’s consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the first quarter of $3.6 (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on the Company’s consolidated statements of operations.  This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  An intangible asset in the amount of $33.7 related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on the Company’s balance sheets. The intangible asset will be expensed if it becomes probable that the backstop purchase offer will not be executed. If the backstop purchase offer is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 8 — SUBSEQUENT EVENTS

On June 4, 2008, the Company entered into a Sale and Purchase Agreement with companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”), pursuant to which the Company agreed to sell all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd to the Purchasers. Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The Purchasers will pay the following consideration to the Company (amounts are in US dollars based on current exchange rates):

a.	A cash payment of $90.8 at closing, subject to a final purchase price adjustment to reflect changes in working capital.

b.	A deferred payment of $4.8, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and

c.	A deferred payment of up to $9.6 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

As a result of the sale transaction, a portion of the intangible asset resulting from the Pershing Square Financing Agreement will be added to the carrying value of the related businesses, and expensed upon disposition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Borders (UK) Limited, Borders Australia Pty Limited and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores. At May 3, 2008, the Company operated 547 superstores under the Borders name, including 514 in the United States, 23 in Australia, five in New Zealand, three in Puerto Rico, and two in Singapore. The Company also operated 476 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 3, 2008, Paperchase operated 114 stores, primarily in the United Kingdom, and Paperchase shops exist in 325 domestic Borders superstores.

On June 4, 2008, the Company entered into an agreement to sell its bookstores in Australia, New Zealand, and Singapore, as discussed below under the caption “Liquidity and Capital Resources” within Management’s Discussion and Analysis.

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

Throughout the first quarter of 2008, the Company continued to implement its strategic plan, the principal components of which are as follows:

Grow comparable store sales and profitability in the domestic Borders superstores. The Company continues to focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key component in this strategy is the development of a concept store, five of which opened during the first quarter of 2008. The concept store includes the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store also includes a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. The Company plans to open additional concept stores in 2008, and will implement select features of the concept store in its existing superstores based on financial analysis of costs and benefits. To address declining sales in the music category, as well as increasing space available for improved merchandising presentation and expansion of higher margin categories, the Company has begun reducing inventories and reallocating floor space in its stores. Also, the Company made changes in 2007 to its loyalty program, Borders Rewards, which has grown to over 26 million members. The changes were intended to increase profitability, to drive revenue through partnerships with other organizations, and to drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

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

Explore strategic alternatives in the International segment. As previously announced, the Company has suspended growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. A key component in this strategy was the sale of the Company’s U.K. and Ireland bookstores during the third quarter of 2007, as discussed below.  On June 4, 2008, the Company entered into an agreement to sell its Australia, New Zealand and Singapore superstores to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited. The Company is continuing to explore strategic alternatives for Paperchase. The Company believes the Borders brand has global potential, however, and believes that future International growth will most profitably utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment. This includes a focus on the systems supporting the domestic Borders superstore business, including merchandise buying, replenishment and supply chain, as well as in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. The proprietary e-commerce Web site will also allow the Company to engage in key partnerships that are expected to build incremental revenues and margins, connect e-commerce sales to the Company’s Borders Rewards loyalty program and integrate Borders.com into the domestic Borders superstores. The Company launched its e-commerce Web site in May of 2008.

The Company plans to continue to execute this strategy throughout fiscal 2008, factoring in its belief that 2008 will be a challenging year for retailers due to continued uncertainty in the economic environment, and will focus on maximizing cash flow and profitability. The Company plans to reduce capital spending by investing in projects with short paybacks and high returns, will review all cost structures with the goal of reducing expenses to improve profitability, and will continue to reduce the working capital needs of the business and drive inventory productivity, thus improving cash flow and lowering supply chain costs. As a result, the Company expects capital expenditures in fiscal 2008 to range between $80 and $85 million. In addition, the Company expects to reduce expenses, including corporate, stores and distribution expense, by $60 million in 2008 and by an additional $60 million in fiscal 2009.

Other Information

The Company operates a loyalty program, Borders Rewards. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. In addition, the Company will be offering Bonus Rewards Events, whereby members get special deals periodically throughout the year.

The Company has an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya will operate Borders stores in Malaysia. The Company also has an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates operates Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries.

The Company, through its subsidiaries, had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com, (the “Web Sites”). Under these agreements, Amazon was the merchant of record for all sales made through the Web Sites, and determined all prices and other terms and conditions applicable to such sales. Amazon was responsible for the fulfillment of all products sold through the Web Sites and retained all payments from customers. The Company received referral fees for products purchased through the Web Sites. The agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Taxes were not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company launched its proprietary e-commerce site during May of 2008, and the Amazon agreements have been terminated subject to the survival of certain provisions.

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

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $190.0 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 million based upon the likelihood that the Company will be required to perform under the guarantees.

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

The disposal resulted in a loss of $1.4 million for the 13 weeks ended May 5, 2007, while the operation of the disposed businesses resulted in a loss of $5.4 million for the 13 weeks ended May 5, 2007.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Sales	100.0%	100.0%
Other revenue	1.0	0.8
Total revenue	101.0	100.8
Cost of merchandise sold (includes occupancy)	78.0	77.5
Gross margin	23.0	23.3
Selling, general and administrative expenses	28.9	28.1
Pre-opening expense	0.2	0.2
Asset impairments and other writedowns	-	0.1
Operating loss	(6.1)	(5.1)
Interest expense	0.7	1.2
Loss before income tax	(6.8)	(6.3)
Income tax benefit	(2.8)	(2.6)
Loss from continuing operations	(4.0)%	(3.7)%

Consolidated Results - Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Sales

Consolidated sales decreased $7.6 million, or 1.0%, to $784.7 million in 2008 from $792.3 million in 2007. This resulted primarily from decreased sales in the Borders and Waldenbooks Specialty Retail segments, partially offset by increased sales in the International segment.

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

Comparable store sales for domestic Borders superstores decreased 4.1% in 2008. This was primarily due to the music category which declined by 25.8% as a result of continuing negative sales trends and the Company’s reduction in inventory and floor space devoted to the category. Excluding the impact of the decline in the music category, comparable stores sales declined by 1.7%. The book category declined slightly by 1.2%, while the comparable store sales of Bargain Books, children’s, Seattle’s Best Coffee cafes, and gifts and stationery categories increased. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 0.8% in 2008, primarily due to a decline in customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales for International Borders superstores increased 3.1% in 2008. The comparable store sales increase was primarily driven by positive comparable store sales in Australia and Puerto Rico partially offset by a decline in comparable store sales in New Zealand and Singapore. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders and International segments primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchises. Other revenue for the Borders segment also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the International segment also includes revenue earned through a transitional services agreement with the new owners of Borders U.K. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue increased $1.4 million, or 21.9%, to $7.8 million in 2008 from $6.4 million in 2007. The increase was due to increased other revenue in the International segment, while the domestic Borders Superstores and Waldenbooks Specialty Retail segments remained flat. The increase in the International segment was mainly due to increased royalty income from franchise stores.

Gross margin

Consolidated gross margin decreased $4.2 million, or 2.3%, to $180.7 million in 2008 from $184.9 million in 2007. As a percentage of sales, consolidated gross margin decreased 0.3%, to 23.0% in 2008 from 23.3% in 2007. This was due to decreases as a percentage of sales in the Borders and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. The decrease in the Borders segment was primarily the result of increased occupancy expense as a percentage of sales, while the decrease in the Waldenbooks Specialty Retail segment was mainly due to an increase in markdowns as a percentage of sales. The increase in the International segment was primarily due to decreased distribution center and occupancy costs, partially offset by increased promotional discounts.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $4.3 million, or 2.0%, to $227.1 million in 2008 from $222.8 million in 2007. As a percentage of sales, SG&A increased 0.8%, to 28.9% in 2008 from 28.1% in 2007, due to increases in all segments. The domestic Borders Superstores increase was primarily due to increases (as a percentage of sales) in corporate payroll and operating expenses, store expenses, and store payroll. The increase in the Waldenbooks Specialty Retail segment was the result of increased corporate operating expenses and store expenses as a percentage of sales. The increase in SG&A as a percentage of sales was also impacted by negative comparable store sales in Borders and Waldenbooks Specialty Retail segments. The International increase was primarily due to increased store payroll and store expenses.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $3.6 million, or 38.7%, to $5.7 million in 2008 from $9.3 million in 2007. This was primarily a result of income recognized on the fair market value adjustment of the warrant liability of $3.6 million. Also impacting interest expense was lower debt levels during the first quarter of 2008 as compared to the first quarter of 2007, offset by the amortization of the term loan discount.

Taxes

The effective tax rate differed for the quarters presented from the federal statutory rate primarily as a result of a change in the mix of earnings between high and low tax jurisdictions. The Company's effective tax rate used was 40.5% in 2008 compared to 41.1% in 2007. This decrease is primarily due to a greater portion of losses being realized in jurisdictions with lower tax rates.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 4.0% in 2008 from 3.7% in 2007, and loss from continuing operations dollars increased to $31.7 million in 2008 from $29.1 million in 2007.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders superstores, Waldenbooks Specialty Retail stores, International stores (including Borders and Paperchase stores), and Corporate (consisting of certain corporate governance and incentive costs). See “Note 4 - Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores
	13 Weeks Ended
(dollar amounts in millions)	May 3, 2008	May 5, 2007
Sales	$600.7	$615.0
Other revenue	$5.0	$4.9
Operating loss	$(30.0)	$(22.0)
Operating income (loss) as % of sales	(5.0)%	(3.6)%
Store openings	5	4
Store closings	-	1
Store count	514	502

Domestic Borders Superstores  - Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Sales

Domestic Borders Superstore sales decreased $14.3 million, or 2.3%, to $600.7 million in 2008 from $615.0 million in 2007. This decrease was driven by decreased comparable store sales of $24.5 million, partially offset by non-comparable sales of $10.2 million associated with 2008 and 2007 store openings.

Other revenue

Other revenue remained essentially flat in 2008 compared to 2007, increasing $0.1 million or 2.0%, to $5.0 million in 2008 from $4.9 million in 2007.

Gross margin

Gross margin as a percentage of sales decreased 0.5%, to 23.1% in 2008 from 23.6% in 2007. This was primarily due to increased occupancy expense of 0.5% as a percentage of sales. The increase in occupancy as a percentage of sales resulted from the de-leveraging of costs driven by negative comparable store sales.

Gross margin dollars decreased $6.7 million, or 4.6%, to $138.6 million in 2008 from $145.3 million in 2007, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 1.0%, to 27.9% in 2008 from 26.9% in 2007. The increase was due to increased corporate payroll and operating expenses of 1.3% as a percentage of sales, primarily as a result of spending to support strategic initiatives and the decrease in sales. In addition, store payroll and store expenses increased 0.4% as a percentage of sales, driven by severance related to the Company’s expense reduction initiative. Partially offsetting these increases were decreased advertising costs of 0.7% as a percentage of sales.

SG&A dollars increased $2.1 million, or 1.3%, to $167.6 million in 2008 from $165.5 million in 2007, primarily due to increased spending to support strategic initiatives.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 5.0% in 2008 compared to 3.6% in 2007, and operating loss dollars increased $8.0 million, or 36.4%, to $30.0 million in 2008 compared to $22.0 million in 2007.

Waldenbooks Specialty Retail
	13 Weeks Ended
(dollar amounts in millions)	May 3, 2008	May 5, 2007
Sales	$96.0	$108.1
Other revenue	$0.4	$0.5
Operating loss	$(13.6)	$(14.0)
Operating loss as % of sales	(14.2)%	(13.0)%
Store openings	-	-
Store closings	14	11
Store count	476	553

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Sales

Waldenbooks Specialty Retail sales decreased $12.1 million, or 11.2%, to $96.0 million in 2008 from $108.1 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $11.5 million and decreased comparable store sales of $0.6 million.

Other revenue

Other revenue remained essentially flat in 2008 compared to 2007, decreasing $0.1 million, or 20%, to $0.4 million in 2008 from $0.5 million in 2007.

Gross margin

Gross margin as a percentage of sales decreased 0.5%, to 18.2% in 2008 from 18.7% in 2007. This was primarily due to increased markdowns as a percentage of sales.

Gross margin dollars decreased $2.8 million, or 13.9%, to $17.4 million in 2008 from $20.2 million in 2007, primarily due to store closings, the decline in the gross margin rate noted above and the decline in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.6%, to 32.3% in 2008 from 31.7% in 2007. This was primarily due to a 0.9% increase in store payroll and expenses as a percentage of sales. Partially offsetting these increases was a 0.3% decrease in corporate payroll and operating expenses due to the Company’s expense reduction initiative.

SG&A dollars decreased $3.2 million, or 9.4%, to $31.0 million in 2008 from $34.2 million in 2007, primarily due to store closures.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 14.2% in 2008 from 13.0% in 2007, while operating loss dollars decreased $0.4 million to $13.6 million in 2008 from $14.0 million in 2007.

International
	13 Weeks Ended
(dollar amounts in millions)	May 3, 2008	May 5, 2007
Sales	$88.0	$69.2
Other revenue	$2.4	$1.0
Operating loss	$(1.3)	$(1.0)
Operating loss as % of sales	(1.5)%	(1.4)%
Superstore store openings	1	2
Superstore store count	33	70

International - Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Sales

International sales increased $18.8 million, or 27.2%, to $88.0 million in 2008 from $69.2 million in 2007. Of this increase, $6.9 million was due to the translation of foreign currencies to U.S. dollars. Excluding the effect of foreign currency translation, sales increased 17.3%, primarily the result of new superstore opening and positive comparable store sales.

Other revenue

Other revenue increased $1.4 million, or 140%, to $2.4 million in 2008 from $1.0 million in 2007. This was primarily due to increased royalty income from franchise stores.

Gross margin

Gross margin as a percentage of sales increased 0.4%, to 28.0% in 2008 from 27.6% in 2007, primarily the result of decreased distribution center and occupancy costs of 1.3% as a percentage of sales, partially offset by increased discounts of 0.9% as a percentage of sales.

Gross margin dollars increased $5.3 million, or 27.3%, to $24.7 million in 2008 from $19.4 million in 2007. Of this increase, $1.6 million is the result of translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increase in the gross margin rate described above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.6%, to 29.2% in 2008 from 28.6% in 2007. This was primarily the result of increased store payroll and expenses of 1.1% as a percentage of sales. Partially offsetting the increases were decreased administrative payroll expense of 0.3% as a percentage of sales and decreased advertising costs of 0.2% as a percentage of sales.

SG&A dollars increased $5.8 million, or 29.0%, to $25.8 million in 2008 from $20.0 million in 2007. Of this increase, $1.8 million is primarily due to the translation of foreign currencies to U.S. dollars. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 1.5% in 2008 from 1.4% in 2007, and operating loss dollars increased $0.3 million, or 30%, to $1.3 million in 2008 from $1.0 million in 2007.

Corporate
	13 Weeks Ended
(dollar amounts in millions)	May 3, 2008	May 5, 2007
Operating loss	$(2.7)	$(3.1)

The Corporate segment includes various corporate governance and incentive costs.

Corporate - Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Operating loss dollars decreased $0.4 million to $2.7 million in 2008 from $3.1 million in 2007. This was primarily due to costs incurred to explore financing alternatives in 2007.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund investment in its strategic plan, including continued investment in new corporate information technology systems such as its e-commerce Web site and enhancements to its merchandising systems, and maintenance spending on stores, distribution centers and corporate information technology. The Company will also require funds to open its 14 new concept Borders superstores in the U.S. during 2008, five of which opened in the first quarter.

Net cash used for operating activities of continuing operations was $32.8 million and $165.7 million for 13 weeks ended May 3, 2008 and May 5, 2007, respectively. Operating cash outflows for the period represent operating results, increases in prepaid expenses, deferred income taxes, other long-term liabilities and other long-term assets, as well as decreases in accounts payable, taxes payable, expenses payable and accrued liabilities. The current period operating cash inflows primarily reflect non-cash charges for depreciation, decreases in inventories and accounts receivables, as well as increases in other long-term liabilities and a loss on disposal of assets.

During the first quarter of 2008 the Company implemented an initiative to actively reduce inventory in its stores. As a result, the Company significantly reduced inventories in the music category, as well as space allocated to that category.  In addition, the Company reduced inventories in book and DVD categories as well, in order to make its inventories more productive. These two factors significantly contributed to the reduction in inventories and generated $88.9 million in cash in the quarter. As a result of the decline in inventories, account payable decreased $56.5 million during the first quarter of 2008. The Company will continue to actively manage inventory levels throughout 2008 to drive inventory productivity and to maximize cash flows.

Net cash used for investing activities of continuing operations was $29.6 million, which primarily funded capital expenditures for new stores, new corporate information technology systems including spending on the Company’s e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. Net cash used for investing activities was $34.1 million in 2007 from continuing operations.

Net cash provided by financing activities of continuing operations was $41.9 million in 2008, resulting primarily from the funding generated by the short-term note financing from Pershing Square of $42.5 million and funding from the credit facility of $2.7 million, as well as proceeds from the issuance of long-term debt of $1.1 million and the issuance of common stock of $2.1 million. Partially offsetting these items were the payment of cash dividends on shares of the Company’s common stock declared in the fourth quarter of 2007 of $6.5 million. Net cash used for financing activities was $170.2 million in 2007 from continuing operations.

The Company expects capital expenditures to be between $80.0 and $85.0 million in 2008, compared to the $142.7 million of capital expenditures in 2007. The Company has critically reviewed all capital expenditures to focus on necessary maintenance spending and projects with very high return on capital. Capital expenditures in 2008 will result primarily from investment in management information systems, the Company’s new e-commerce Web site, as well as a reduced number of new superstore openings. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers and management information systems. The Company currently plans to open approximately 14 domestic Borders superstores in 2008. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.8 million, representing capital expenditures of $1.6 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million. The Company plans to lease new store locations predominantly under operating leases.

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

The Company has a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement of $551.1 million, $674.1 million and $547.3 million at May 3, 2008, May 5, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s recently disposed U.K. and Ireland bookstore operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $40.6 million at May 5, 2007.

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

3. The issuance to Pershing Square of 9.55 million warrants to purchase the Company’s common stock at $7.00 per share. The Company is also required to issue an additional 5.15 million warrants to Pershing Square if any of the following three conditions occurs: the Company requires Pershing Square to purchase its international subsidiaries as described in (2) above, a definitive agreement relating to certain business combinations involving the Company is not signed by October 1, 2008, or the Company terminates the strategic alternatives process. The warrants will be cash-settled in certain circumstances and have a term of 6.5 years. The warrants feature full anti-dilution protection, including preservation of the right to convert into the same percentage of the fully-diluted shares of the Company’s common stock that would be outstanding on a pro forma basis giving effect to the issuance of the shares underlying the warrants at all times, and “full-ratchet” adjustment to the exercise price for future issuances (in each case, subject to certain exceptions), and adjustments to compensate for all dividends and distributions.

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2 million, which will be amortized to earnings over the term of the loan using the effective interest method.  As of May 3, 2008, the discount on the term loan totaled $6.6 million, and is categorized as “Short-term borrowings and current portion of long-term debt” in the Company’s consolidated balance sheets. The warrants were recorded as liabilities at their fair market value of $40.8 million on the date of issuance.  The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. As of May 3, 2008, the fair value of the warrants was $37.2 million, and is categorized as “Other long-term liabilities” in the Company’s consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the first quarter of $3.6 million (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on the Company’s consolidated statements of operations.  This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  An intangible asset in the amount of $33.7 million related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on the Company’s balance sheets. The intangible asset will be expensed if it becomes probable that the backstop purchase offer will not be executed. If the backstop purchase offer is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

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

On June 4, 2008, the Company entered into a Sale and Purchase Agreement with companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”), pursuant to which the Company agreed to sell all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd to the Purchasers. Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The Purchasers will pay the following consideration to the Company:

a.	A cash payment of $90.8 million at closing, subject to a final purchase price adjustment to reflect changes in working capital.

b.	A deferred payment of $4.8 million, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and

c.	A deferred payment of up to $9.6 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

As a result of the sales transaction, a portion of the intangible asset resulting from the Pershing Square Financing Agreement will be added to the carrying value of the related businesses, and expensed upon disposition.

Off-Balance Sheet Arrangements

At May 3, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.9 million, long-term debt (including current portion) of $5.2 million and minority interest of $0.3 million at May 3, 2008.

As discussed previously, the Company guarantees the leases of four stores that it previously owned in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $190.0 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 million based upon the likelihood that the Company will be required to perform under the guarantees.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  There have been no significant changes in these estimates during the first quarter of fiscal 2008.

New Accounting Guidance

In February 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. FAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. FAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of FAS 157 are applied prospectively. The Company has decided to defer adoption of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of the adoption of FAS 157 on February 3, 2008 was not material and no adjustment to retained earnings was required.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. As of the end of Q1 2008, the Company held no derivative instruments.

Related Party Transactions

The Company has not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed on page 10 of this report, which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “look toward,” “going forward,” “continuing,” “planning,” “returning,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial performance (including earnings per share, EBIT margins and inventory turns, liquidity, same-store sales, and anticipated capital expenditures and depreciation and amortization amounts), its exploration of strategic alternatives, its financing agreement with Pershing Square and the benefits thereof, strategic plans and expected financing and benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the downsizing of the Waldenbooks Specialty Retail segment and the development of a proprietary Web site).

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

The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The company does not undertake any obligation to update forward-looking statements.

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

There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 3, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 – Contingencies”, on page 5 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the first quarter of fiscal 2008.

Item 6.  Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(3)	Restated bylaws of Borders Group, Inc.
3.4(4)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(2)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(5)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.39(7)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10.40(7)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited.
10.41(7)
Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Whitcoulls Group Holdings Pty Limited.

10.42(7)
Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.

10.43	Stock Option Agreement between Mr. Jones and the Company.
10.44	Restricted Share Agreement between Mr. Jones and the Company.
10.45	Form of Executive Officer Severance Agreement.
10.46	Form of Restricted Share Agreement for Executive Officers.
10.47	Form of Enhanced Incentive Bonus for Executive Officers.
10.48	Form of Enhanced Incentive Bonus Agreement between Mr. Jones and the Company.
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date: June 6, 2008	By:/s/ Edward W. Wilhelm
          Edward W. Wilhelm
          Executive Vice President and
          Chief Financial Officer
         (Principal Financial and
          Accounting Officer)

 EXHIBIT INDEX
DESCRIPTION OF EXHIBITS
Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(3)	Restated bylaws of Borders Group, Inc.
3.4(4)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(2)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(5)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.39(7)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10.40(7)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited.
10.41(7)
Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Whitcoulls Group Holdings Pty Limited.

10.42(7)
Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.

10.43	Stock Option Agreement between Mr. Jones and the Company.
10.44	Restricted Share Agreement between Mr. Jones and the Company.
10.45	Form of Executive Officer Severance Agreement.
10.46	Form of Restricted Share Agreement for Executive Officers.
10.47	Form of Enhanced Incentive Bonus for Executive Officers.
10.48	Form of Enhanced Incentive Bonus Agreement between Mr. Jones and the Company.
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).