Form 10-Q
period 2008-09-05
BORDERS GROUP INC
filed 2008-09-05
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Large accelerated filer   ☐    Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of common stock outstanding at August 29, 2008 was 60,538,934.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	12
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	28
Item 4. Controls and Procedures	28
Item 4T. Controls and Procedures	N/A

Part II - Other information

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Security holders	28
Item 5. Other Information	N/A
Item 6. Exhibits	30
Signatures	31

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	August 2, 2008	August 4, 2007
Sales	$749.2	$804.6
Other revenue	9.3	7.8
Total revenue	758.5	812.4

Cost of merchandise sold, including occupancy costs	575.7	610.0
Gross margin	182.8	202.4

Selling, general and administrative expenses	204.8	221.5
Pre-opening expense	1.1	1.6
Asset impairments and other writedowns	-	0.3
Operating loss	(23.1)	(21.0)

Interest expense	0.2	10.3
Loss before income tax	(23.3)	(31.3)

Income tax benefit	(12.0)	(13.2)
Loss from continuing operations	(11.3)	(18.1)

Loss from operations of discontinued operations (net of income tax benefit of $0.2 and $2.7)	(0.5)	(5.3)
Gain (loss) from disposal of discontinued operations (net of income tax benefit of $2.8 and $0.8)	2.6	(1.7)
Income (loss) from discontinued operations (net of income tax benefit of $3.0 and $3.5)	2.1	(7.0)

Net loss	$(9.2)	$(25.1)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(0.19)	$(0.31)
Income (loss) from discontinued operations per common share	$0.04	$(0.12)

Net loss per common share	$(0.15)	$(0.43)
Weighted average common shares outstanding (in millions)	60.5	58.8

Basic:
Loss from continuing operations per common share	$(0.19)	$(0.31)
Income (loss) from discontinued operations per common share	$0.04	$(0.12)

Net loss per common share	$(0.15)	$(0.43)
Weighted average common shares outstanding (in millions)	60.5	58.8

Dividends declared per common share	$-	$0.11

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	August 2, 2008	August 4, 2007
Sales	$1,478.7	$1,556.0
Other revenue	15.6	13.1
Total revenue	1,494.3	1,569.1

Cost of merchandise sold, including occupancy costs	1,142.8	1,191.8
Gross margin	351.5	377.3

Selling, general and administrative expenses	417.4	434.3
Pre-opening expense	2.1	2.5
Asset impairments and other writedowns	-	1.2
Operating loss	(68.0)	(60.7)

Interest expense	6.1	19.1
Loss before income tax	(74.1)	(79.8)

Income tax benefit	(32.7)	(33.2)
Loss from continuing operations	(41.4)	(46.6)

Loss from operations of discontinued operations (net of income tax benefit of $0.9 and $5.0)	(1.7)	(11.1)
Gain (loss) from disposal of discontinued operations (net of income tax benefit of $3.1 and $1.4)	2.2	(3.3)
Income (loss) from discontinued operations (net of income tax benefit of $4.0 and $6.4)	0.5	(14.4)

Net loss	$(40.9)	$(61.0)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(0.69)	$(0.79)
Income (loss) from discontinued operations per common share	$0.01	$(0.25)

Net loss per common share	$(0.68)	$(1.04)
Weighted average common shares outstanding (in millions)	60.0	58.7

Basic:
Loss from continuing operations per common share	$(0.69)	$(0.79)
Income (loss) from discontinued operations per common share	$0.01	$(0.25)

Net loss per common share	$(0.68)	$(1.04)
Weighted average common shares outstanding (in millions)	60.0	58.7

Dividends declared per common share	$-	$0.22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)
(UNAUDITED)

	August 2, 2008	August 4, 2007	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$43.9	$68.6	$58.5
Merchandise inventories	1,090.3	1,272.0	1,242.0
Accounts receivable and other current assets	118.1	104.6	103.5
Current assets of discontinued operations	-	215.8	102.0
Total current assets	1,252.3	1,661.0	1,506.0
Property and equipment, net of accumulated depreciation of $1,052.7, $931.4 and $1,007.8 at August 2, 2008, August 4, 2007 and February 2, 2008, respectively	584.5	590.7	592.8
Other assets	65.7	64.5	64.9
Deferred income taxes	48.9	48.1	44.9
Goodwill	40.5	40.3	40.5
Noncurrent assets of discontinued operations	-	177.3	53.6
Total assets	$1,991.9	$2,581.9	$2,302.7

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$459.4	$691.0	$548.6
Trade accounts payable	469.2	433.7	511.9
Accrued payroll and other liabilities	245.9	282.0	321.6
Taxes, including income taxes	9.1	13.0	18.3
Deferred income taxes	13.4	16.4	9.9
Current liabilities of discontinued operations	-	175.4	57.5
Total current liabilities	1,197.0	1,611.5	1,467.8
Long-term debt	6.3	5.1	5.4
Other long-term liabilities	363.9	312.4	325.0
Noncurrent liabilities of discontinued operations	-	76.5	25.4
Total liabilities	1,567.2	2,005.5	1,823.6
Minority interest	2.2	2.1	2.2
Total liabilities and minority interest	1,569.4	2,007.6	1,825.8
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
60,538,934 , 58,827,986 and 58,794,224 shares issued
and outstanding at August 2, 2008, August 4, 2007 and
February 2, 2008, respectively	187.6	181.4	184.0
Accumulated other comprehensive income	25.3	33.1	42.4
Retained earnings	209.6	359.8	250.5
Total stockholders' equity	422.5	574.3	476.9
Total liabilities, minority interest and stockholders' equity	$1,991.9	$2,581.9	$2,302.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED AUGUST 2, 2008
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2008	58,794,224	$ 184.0	$42.4	$ 250.5	$ 476.9
Net loss	-	-	-	(40.9)	(40.9)
Discontinued operations currency translation adjustment	-	-	(17.1)	-	(17.1)
Comprehensive loss					(58.0)
Issuance of common stock	1,744,710	3.4	-	-	3.4
Tax benefit of equity compensation	-	0.2	-	-	0.2
Balance at August 2, 2008	60,538,934	$ 187.6	$ 25.3	$ 209.6	$ 422.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 weeks Ended
	August 2, 2008	August 4, 2007
Cash provided by (used for):
Net loss	$(40.9)	$(61.0)
Net income (loss) from discontinued operations	0.5	(14.4)
Net loss from continuing operations	(41.4)	(46.6)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	54.7	48.5
Loss on disposal of assets	1.0	-
Increase in deferred income taxes	(0.5)	(2.9)
(Increase) decrease in other long-term assets	(0.9)	0.9
Increase in other long-term liabilities	0.3	4.1
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	151.6	21.9
Decrease in accounts receivable	9.4	22.3
Increase in prepaid expenses	(5.8)	(0.1)
Decrease in trade accounts payable	(42.7)	(137.5)
Decrease in taxes payable	(9.2)	(49.1)
Decrease in expenses payable and accrued liabilities	(65.8)	(6.5)
Net cash provided by (used for) operating activities of continuing Operations	50.7	(145.0)
Investing
Capital expenditures	(54.1)	(66.6)
Proceeds from the sale of discontinued operations	87.9	-
Net cash provided by (used for) investing activities of continuing Operations	33.8	(66.6)
Financing
Proceeds from the excess tax benefit of stock option exercises	0.2	0.3
Net funding from (repayment of) credit facility	(126.1)	182.9
Funding from short-term note financing	42.5	-
Issuance of long-term debt	1.1	-
Repayment of long-term debt	(0.4)	(0.2)
Issuance of common stock	3.4	5.6
Payment of cash dividends	(6.5)	(13.0)
Net cash provided by (used for) financing activities of continuing Operations	(85.8)	175.6

Effect of exchange rates on cash and cash equivalents of continuing operations	0.1	(3.0)
Net cash provided by (used for) operating activities of discontinued operations	(9.7)	15.2
Net cash used for investing activities of discontinued operations	(6.5)	(8.1)
Net cash provided by financing activities of discontinued operations	-	0.2
Effect of exchange rates on cash and cash equivalents of discontinued operations	2.8	2.7
Net cash provided by (used for) discontinued operations	(13.4)	10.0
Net decrease in cash and cash equivalents	(14.6)	(29.0)
Cash and cash equivalents at beginning of year	58.5	97.6
Cash and cash equivalents at end of period	$43.9	$68.6

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

At August 2, 2008, the Company operated 521 superstores under the Borders name, including 518 in the United States and three in Puerto Rico. The Company also operated 468 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 2, 2008, Paperchase operated 120 stores, primarily in the United Kingdom, and Paperchase shops exist in 330 domestic Borders superstores.

Until June 10, 2008, the Company owned and operated bookstores in Australia, New Zealand and Singapore.  On June 10, 2008, the Company sold these bookstores. Until September 21, 2007, the Company owned and operated bookstores in the U.K. and Ireland.  On September 21, 2007, the Company sold these bookstores.  See “Note 6 – Discontinued Operations” for further discussion of the Company’s disposal of the Australia, New Zealand, Singapore, U.K. and Ireland bookstore operations.  The amounts disclosed in these Notes exclude the amounts related to discontinued operations unless otherwise noted.

NOTE 2 — CONTINGENCIES

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

The Company had borrowings outstanding under the Credit Agreement of $422.3, $680.4 and $547.3 at August 2, 2008, August 4, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s discontinued operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $42.3 at August 4, 2007. The Australia, New Zealand and Singapore bookstores did not have any borrowings outstanding at August 4, 2007.

As of August 2, 2008, the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.

Term Loan: On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 to the Company and will purchase, at the Company’s discretion, the Company’s businesses in the U.K., which include Paperchase and the Company’s 19.9% ownership interest in Bookshop Acquisitions Ltd., pursuant to a $65.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.

Debt of Consolidated VIEs: At August 2, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.8, long-term debt (including current portion) of $5.1 and minority interest of $0.3 at August 2, 2008.

NOTE 4 – INCOME TAXES

As of August 2, 2008 and February 2, 2008, tax contingencies as calculated under Financial Accounting Standards Boards Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, as amended, were $21.5 and $18.9 , respectively.  These balances represent the total amount of tax contingencies that, if recognized, would affect the effective tax rate.  The increase during the year relates to tax contingencies arising from tax positions taken during the current period.  Increases or decreases to these tax contingencies that are reasonably possible in the next 12 months are not expected to be significant.

A number of the Company’s tax returns remain subject to examination by taxing authorities.  These include federal tax returns for 2005 through 2008, tax returns in certain states for 1996 through 2008, and tax returns in certain foreign jurisdictions for 1999 through 2008.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The Company’s effective tax rate was 51.5% and 42.2% for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, and 44.1% and 41.6% for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.  The increase in the effective tax rate is primarily due to the impact of discrete tax items related to re-measuring stock warrants to fair market value and other financing transactions, in addition to a change in the mix of earnings between high and low tax jurisdictions.

NOTE 5 - SEGMENT INFORMATION

The Company is organized based upon the following operating segments: domestic Borders superstores (including Borders.com, which launched in May of 2008), Waldenbooks Specialty Retail stores, International stores  (including Borders superstores in Puerto Rico, Paperchase stores and the Company’s franchise business), and Corporate (consisting of certain corporate governance and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales
Domestic Borders Superstores	$621.9	$658.6	$1,222.6	$1,273.6
Waldenbooks Specialty Retail	96.9	116.7	192.9	224.8
International	30.4	29.3	63.2	57.6
Total sales	$749.2	$804.6	$1,478.7	$1,556.0

Operating income (loss)
Domestic Borders Superstores	$(7.7)	$(2.9)	$(37.7)	$(24.9)
Waldenbooks Specialty Retail	(7.7)	(12.4)	(21.3)	(26.4)
International	(1.4)	(0.5)	-	(1.1)
Corporate	(6.3)	(5.2)	(9.0)	(8.3)
Total operating income (loss)	$(23.1)	$(21.0)	$(68.0)	$(60.7)

Total assets
Domestic Borders Superstores			$1,563.8	$1,689.9
Waldenbooks Specialty Retail			258.4	315.2
International			83.9	73.4
Corporate			85.8	110.3
Total assets of continuing operations			$1,991.9	$2,188.8
Discontinued operations			-	393.1
Total assets			$1,991.9	$2,581.9

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Domestic Borders Superstores	$1.9	$2.7	$3.7	$5.5
Waldenbooks Specialty Retail	0.5	-	0.9	-
Total	$2.4	$2.7	$4.6	$5.5

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6 - DISCONTINUED OPERATIONS

On June 10, 2008, the Company sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The consideration for the sale was (a) a cash payment of $87.9 at closing, subject to a final purchase price adjustment to reflect changes in working capital, (b) a deferred payment of $4.8, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and (c) a deferred payment of up to $9.6 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore.  All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers.  With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $19.3. The Company has recorded a contingent liability of approximately $0.9 based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.2. The Company previously reserved for this item.

The Company did not record any amount related to the contingent deferred consideration of $14.4. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the gain on disposal.

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) the potential for up to an additional $20.4 of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $3.4 which mature in 2017 or sooner upon the occurrence of certain events.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

These disposals resulted in a gain of $2.6 and a loss of $1.7 for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, while the operation of the disposed businesses resulted in losses of $0.5 and $5.3  for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively. These disposals resulted in a gain of $2.2 and a loss of $3.3  for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively, while the operation of the disposed businesses resulted in losses of $1.7 and $11.1 for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.

The Company has accounted for the sale of the U.K., Ireland, Australia, New Zealand, and Singapore operations as discontinued operations, and all previous years have been restated to reflect the results of the continuing operations of the Company excluding these operations.  The financial results of discontinued operations were as follows:

	13 Weeks Ended		26 weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Total revenue	$24.1	$144.3	$80.8	$273.4
Loss from operations of discontinued operations before income tax	(0.7)	(8.0)	(2.6)	(16.1)
Income (loss) from operations of discontinued operations (net of income tax benefit of $0.2, $2.7, $0.9, and $5.0, respectively)	(0.5)	(5.3)	(1.7)	(11.1)
Gain (loss) on disposal of discontinued operations (net of income tax benefit $2.8, $0.8, $3.1, and $1.4, respectively)	2.6	(1.7)	2.2	(3.3)
Income (loss) from discontinued operations (net of income tax benefit of $3.0, $3.5, $4.0, and $6.4, respectively)	2.1	(7.0)	0.5	(14.4)

					August 4, 2007
Cash and cash equivalents					$6.9
Merchandise inventories					166.6
Accounts receivable and other current assets					42.3
Current assets of discontinued operations					215.8
Property and equipment (net of accumulated depreciation)					143.5
Other assets					33.8
Noncurrent assets of discontinued operations					177.3
Short-term borrowings and current portion of long-term debt					42.3
Accounts payable					77.0
Accrued payroll and other liabilities					46.7
Other liabilities					9.4
Current liabilities of discontinued operations					175.4
Long-term liabilities					76.5
Noncurrent liabilities of discontinued operations					$76.5

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 7 — FAIR VALUE MEASUREMENTS

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

NOTE 8 — PERSHING SQUARE FINANCING ARRANGEMENT

On April 9, 2008, the Company completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to an initial $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly. Based on current internal projections, the Company believes that the financing agreement with Pershing Square will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year.

The financing agreement with Pershing Square consists of three main components:

1. A $42.5 senior secured term loan maturing January 15, 2009 with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to the Company’s existing Multicurrency Revolving Credit Agreement (as amended, the “Credit Agreement”), other than some relating to Paperchase. Such exceptions are not expected to interfere with the operations of Paperchase or the Company in the ordinary course of business.

2. A backstop purchase offer that gave the Company the right but not the obligation, until January 15, 2009, to require Pershing Square to purchase its Paperchase, Australia, New Zealand and Singapore subsidiaries, as well as its interest in Bookshop Acquisitions, Inc. (Borders U.K.) after the Company has pursued a sale process to maximize the value of those assets. Pursuant to this sale process, the Company sold its Australia, New Zealand and Singapore subsidiaries during the second quarter of 2008 to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited. Pershing Square’s remaining obligation to purchase the Company’s remaining U.K. subsidiaries remains in effect until January 15, 2009. Pershing Square’s purchase obligation for the U.K. subsidiaries is at a price of $65.0 (less any debt attributable to those assets) and on customary terms to be negotiated. Proceeds of any such purchase by Pershing Square are to be first applied to repay amounts outstanding under the $42.5 term loan. Although the Company believes that these businesses are worth substantially more than the backstop purchase offer price, the relative certainty of this arrangement provides the Company with valuable flexibility to pursue strategic alternatives. The Company has retained the right, in its sole discretion, to forego the sale of these assets or to require Pershing Square to consummate the transaction. Pershing Square has no right of first refusal or other preemptive right with respect to the sale of these businesses by the Company to other parties.

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

                                          BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2, which will be amortized to earnings over the term of the loan using the effective interest method. As of August 2, 2008, the discount on the term loan totaled $4.4, and is categorized as “Short-term borrowings and current portion of long-term debt” in the Company’s consolidated balance sheets. The warrants were recorded as liabilities at their fair market value of $40.8 on the date of issuance. The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. As of August 2, 2008, the fair value of the warrants was $26.3, and is categorized as “Other long-term liabilities” in the Company’s consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the second quarter of $14.6 (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on the Company’s consolidated statements of operations. Of this amount, $11.0 was recognized in the second quarter of 2008. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” An intangible asset in the amount of $33.7 related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on the Company’s balance sheets. During the second quarter of 2008, the portion of the intangible asset that related the Company’s Australia, New Zealand and Singapore businesses which were sold during the quarter, totaling $17.5, was added to the carrying value of those businesses and expensed upon disposition. The remaining intangible asset of $16.2 relates to the Company’s remaining businesses in the U.K., which include Paperchase and the Company’s ownership interest in Bookshop Acquisitions Ltd., and will be expensed if it becomes probable that the backstop purchase offer for those businesses will not be executed. If the backstop purchase offer related to the Company’s U.K. businesses is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Paperchase Products, Ltd., and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the Unites States based upon both sales and number of stores. At August 2, 2008, the Company operated 521 superstores under the Borders name, including 518 in the United States and three in Puerto Rico. The Company also operated 468 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 2, 2008, Paperchase operated 120 stores, primarily in the United Kingdom, and Paperchase shops exist in 330 domestic Borders superstores.

Until June 10, 2008, the Company owned and operated bookstores in Australia, New Zealand and Singapore.  On June 10, 2008, the Company sold these bookstores. Until September 21, 2007, the Company owned and operated bookstores in the U.K. and Ireland.  On September 21, 2007, the Company sold these bookstores.  The sale of these businesses is discussed below under the caption “Liquidity and Capital Resources” within Management’s Discussion and Analysis.

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

Throughout the first and second quarter of 2008, the Company continued to implement its strategic plan, the principal components of which are as follows:

Grow comparable store sales and profitability in the domestic Borders superstores. The Company continues to focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key component in this strategy is the development of a concept store, nine of which opened during the first and second quarters of 2008. The concept store includes the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store also includes a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. The Company plans to open additional concept stores in 2008, and will implement select features of the concept store in its existing superstores based on financial analysis of costs and benefits. To address declining sales in the music category, as well as increasing space available for improved merchandising presentation and expansion of higher margin categories, the Company has reduced inventories and reallocated floor space in its stores and will continue to do so as appropriate. Also, the Company made changes in 2007 to its loyalty program, Borders Rewards, which has grown to over 28 million members. The changes were intended to increase profitability, to drive revenue through partnerships with other organizations, and to drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

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

Explore strategic alternatives in the International segment. As previously announced, the Company has suspended growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. Key components in this strategy were the sale of the Company’s Australia, New Zealand and Singapore bookstores during the second quarter of 2008 and the sale of the Company’s U.K. and Ireland bookstores during the third quarter of 2007, as discussed below.  The Company is continuing to explore strategic alternatives for its Paperchase business, based in the U.K.  The Company believes the Borders brand has global potential, however, and believes that future International growth will most profitably utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment. This includes a focus on the systems supporting the domestic Borders superstore business, including merchandise buying, replenishment and supply chain, as well as in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. The proprietary e-commerce Web site launched in May of 2008, and allows the Company to engage in key partnerships that are expected to build incremental revenues and margins, connect e-commerce sales to the Company’s Borders Rewards loyalty program and integrate Borders.com into the domestic Borders superstores.

The Company plans to continue to execute this strategy throughout the remainder of fiscal 2008, factoring in its belief that 2008 will be a challenging year for retailers due to continued uncertainty in the economic environment, and will focus on maximizing cash flow and profitability. The Company plans to reduce capital spending by investing in projects with short paybacks and high returns, will review all cost structures with the goal of reducing expenses to improve profitability, and will continue to reduce the working capital needs of the business and drive inventory productivity, thus improving cash flow and lowering supply chain costs. As a result, the Company expects capital expenditures in fiscal 2008 to be approximately $80 million. In addition, the Company expects to reduce expenses, including corporate, stores and distribution expense, by $60 million in 2008 and by an additional $60 million in fiscal 2009.

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

Discontinued Operations

On June 10, 2008, the Company sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The Purchasers’ consideration to the Company was (a) a cash payment of $87.9 million at closing, subject to a final purchase price adjustment to reflect changes in working capital, (b) a deferred payment of $4.8 million, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and (c) a deferred payment of up to $9.6 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore.  All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers.  With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $19.3 million. The Company has recorded a contingent liability of approximately $0.9 million based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.2 million. The Company previously reserved for this item.

The Company did not record any amount related to the contingent deferred consideration of $14.4 million. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the gain on disposal.

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4 million; (ii) the potential for up to an additional $20.4 million of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $3.4 million which mature in 2017 or sooner upon the occurrence of certain events.

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

These disposals resulted in a gain of $2.6 million and a loss of $1.7 million for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, while the operation of the disposed businesses resulted in losses of $0.5 million and $5.3 million for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively. These disposals resulted in a gain of $2.2 million and a loss of $3.3 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively, while the operation of the disposed businesses resulted in losses of $1.7 million and $11.1 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.2	1.0	1.1	0.8
Total revenue	101.2	101.0	101.1	100.8
Cost of merchandise sold (includes occupancy)	76.8	75.8	77.3	76.6
Gross margin	24.4	25.2	23.8	24.2
Selling, general and administrative expenses	27.3	27.5	28.2	27.9
Pre-opening expense	0.2	0.3	0.2	0.2
Asset impairments and other writedowns	-	-	-	0.1
Operating loss	(3.1)	(2.6)	(4.6)	(4.0)
Interest expense	-	1.3	0.4	1.1
Loss before income tax	(3.1)	(3.9)	(5.0)	(5.1)
Income tax benefit	(1.6)	(1.7)	(2.2)	(2.1)
Loss from continuing operations	(1.5)%	(2.2)%	(2.8)%	(3.0)%

Consolidated Results - Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Sales

Consolidated sales decreased $55.4 million, or 6.9%, to $749.2 million in 2008 from $804.6 million in 2007. This resulted primarily from decreased sales in the Borders and Waldenbooks Specialty Retail segments.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses.

Comparable store sales for domestic Borders superstores decreased 8.9% in the second quarter of 2008. This was due in part to the comparison to the same period last year when the final book in the Harry Potter series was released.  Excluding prior-year sales of the Harry Potter book, comparable store sales would have declined by 5.1% in the second quarter.  This decline is primarily due to the music category which declined by 26.7% as a result of continuing negative sales trends and the Company’s planned reduction in inventory and floor space devoted to the category. Excluding the impact of the Harry Potter title and the decline in the music category, comparable stores sales declined by 3.0%, which was driven by a decline in the book category of 2.5%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.0% in the second quarter of 2008, primarily due to the comparison to the same period last year when the final book in the Harry Potter series was released.  Excluding prior-year sales of the Harry Potter book, comparable store sales would have declined by 1.4% in the second quarter.  The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchises, marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards. Other revenue in the International segment includes revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Other revenue increased $1.5 million, or 19.2%, to $9.3 million in 2008 from $7.8 million in 2007, due to increases in all operating segments. Other revenue in the Domestic Borders Superstores increased primarily due to increased revenue earned through sales of merchandise to other retailers. Other revenue in the Waldenbooks Specialty Retail increased slightly, and other revenue in the International segment increased due to revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Gross margin

Consolidated gross margin decreased $19.6 million, or 9.7%, to $182.8 million in 2008 from $202.4 million in 2007. As a percentage of sales, consolidated gross margin decreased 0.8%, to 24.4% in 2008 from 25.2% in 2007. This was due to decreases as a percentage of sales in the Borders segment, partially offset by an increase in the Waldenbooks Specialty Retail segment. Gross margin as a percentage of sales decreased in the Domestic Borders Superstore segment, primarily due to increased occupancy and distribution costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. This was partially offset by decreased promotional discounts as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007. Gross margin as a percentage of sales increased in the Waldenbooks Specialty Retail segment due to decreased promotional discounts as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007, and decreased distribution costs as a percentage of sales.  Partially offsetting these items was increased occupancy as a percentage of sales, due to the de-leveraging from the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $16.7 million, or 7.5%, to $204.8 million in 2008 from $221.5 million in 2007. As a percentage of sales, SG&A decreased 0.2%, to 27.3% in 2008 from 27.5% in 2007, due to decreases in the Domestic Borders Superstores and Waldenbooks Specialty Retail segments, partially offset by an increase in the International segment. SG&A as a percentage of sales in the Domestic Borders Superstores segment decreased due to decreased corporate operating expenses as a percentage of sales, primarily a result of the Company’s expense reduction initiative, as well as decreased store payroll expense as a percentage of sales, due to tighter payroll management in the stores. In addition, advertising costs decreased as a percentage of sales.  Partially offsetting these costs were increased store operating expenses as a percentage of sales, primarily due to the decrease in comparable store sales, and increased corporate payroll expenses as a percentage of sales, driven by severance related to the Company’s expense reduction initiative. SG&A in the Waldenbooks Specialty Retail segment decreased as a percentage of sales due to decreased corporate payroll expenses due to the Company’s expense reduction initiative, as well as a decrease as a percentage of sales in advertising expense. Partially offsetting these decreases were increases as a percentage of sales in store payroll and store and corporate operating expenses, primarily due to the decline in comparable store sales.  International segment SG&A expenses increased as a percentage of sales as a result of increased spending to support new store growth in the Paperchase business.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $10.1 million, or 98.1%, to $0.2 million in 2008 from $10.3 million in 2007. This was primarily a result of income recognized on the fair market value adjustment of the warrant liability of $11.0 million. Also impacting interest expense were lower debt levels during the second quarter of 2008 as compared to the second quarter of 2007, partially offset by the amortization of the term loan discount of $2.2 million.

Taxes

The effective tax rate for continuing operations differed for the quarters presented from the federal statutory rate primarily due to the impact of re-measuring stock warrants to fair market value and other financing transactions.  Also contributing to the difference between the effective tax rate and federal statutory rate was the impact of foreign and state income taxes.

The Company’s effective tax rate was 51.5% in 2008 compared to 42.2% in 2007.  This increase is primarily due to the impact of discrete tax items related to re-measuring stock warrants to fair market value and other financing transactions, in addition to a change in the mix of earnings between high and low tax jurisdictions.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales improved to 1.5% in 2008 from 2.2% in 2007, and loss from continuing operations dollars decreased to $11.3 million in 2008 from $18.1 million in 2007.

Consolidated Results - Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Sales

Consolidated sales decreased $77.3 million, or 5.0%, to $1,478.7 million in 2008 from $1,556.0 million in 2007. This resulted primarily from decreased sales in the Borders and Waldenbooks Specialty Retail segments, partially offset by increased sales in the International segment.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses.

Comparable store sales for domestic Borders superstores decreased 6.5% in 2008. This was primarily due to the impact of the final book in the Harry Potter series.  Excluding prior-year sales of the Harry Potter book, comparable store sales would have declined by 4.6% in 2008.  This decline is primarily due to the music category which declined by 26.2% as a result of continuing negative sales trends and the Company’s planned reduction in inventory and floor space devoted to the category. Excluding the impact of the Harry Potter title and the decline in the music category, comparable stores sales declined by 2.3%, which was driven by a decline in the book category of 1.9%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 4.0% in 2008, primarily due to the impact of the final book in the Harry Potter series.  Excluding prior-year sales of the Harry Potter book, comparable store sales would have declined by 1.1% in the second quarter.  The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchises, marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards. Other revenue in the International segment includes revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Other revenue increased $2.5 million, or 19.1%, to $15.6 million in 2008 from $13.1 million in 2007, due to increases in all operating segments.  Other revenue in the Domestic Borders Superstores segment increased primarily due to increased marketing revenue earned, partially offset by decreased revenue earned through sales of merchandise to other retailers. Other revenue in the Waldenbooks Specialty Retail Segment increased slightly, and increased in the International segment due to revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Gross margin

Consolidated gross margin decreased $25.8 million, or 6.8%, to $351.5 million in 2008 from $377.3 million in 2007. As a percentage of sales, consolidated gross margin decreased 0.4%, to 23.8% in 2008 from 24.2% in 2007. This was due to decreases as a percentage of sales in the Borders segment, partially offset by increases in the Waldenbooks Specialty Retail and International segments. Gross margin as a percentage of sales decreased in the Domestic Borders Superstore segment, primarily due to increased occupancy and distribution costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. This was partially offset by decreased promotional discounts as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007. Gross margin as a percentage of sales increased in the Waldenbooks Specialty Retail segment due to decreased promotional discounts as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007.  Partially offsetting these items was increased distribution costs as a percentage of sales.  Gross margin as a percentage of sales in the International segment increased primarily the result of increased other revenue in the segment, as well as decreased distribution costs as a percentage of sales in Paperchase, partially offset by increased occupancy costs as a percentage of sales in Paperchase.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $16.9 million, or 3.9%, to $417.4 million in 2008 from $434.3 million in 2007. As a percentage of sales, SG&A increased 0.3%, to 28.2% in 2008 from 27.9% in 2007, due to increases in all segments. SG&A as a percentage of sales increased in the Domestic Borders Superstores segment due to increased corporate payroll expense as a percentage of sales, primarily as a result of severance expense related to the Company’s expense reduction initiatives, as well as increased store operating expenses as a percentage of sales, primarily due to the decrease in comparable store sales.  Partially offsetting these increases were decreased advertising costs as a percentage of sales and decreased corporate operating expenses as a percentage of sales, primarily a result of expense reductions. SG&A as a percentage of sales increased in the Waldenbooks Specialty Retail segment due to increased store and corporate operating expenses as a percentage of sales, due to the decline in comparable store sales. Partially offsetting this increase was a decrease in store and corporate payroll expenses as a percentage of sales, primarily due to expense reductions. International segment SG&A increased as a result of increased spending to support new store growth in the Paperchase business.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense

Consolidated interest expense decreased $13.0 million, or 68.1%, to $6.1 million in 2008 from $19.1 million in 2007. This was primarily a result of income recognized on the fair market value adjustment of the warrant liability of $14.6 million. Also impacting interest expense were lower debt levels during the first six months of 2008 as compared to the first six months of 2007, partially offset by the amortization of the term loan discount of $2.8 million.

Taxes

The effective tax rate for continuing operations differed for the quarters presented from the federal statutory rate primarily due to the impact of re-measuring stock warrants to fair market value and other financing transactions.  Also contributing to the difference between the effective tax rate and federal statutory rate was the impact of foreign and state income taxes.

The Company's effective tax rate was 44.1% in 2008 compared to 41.6% in 2007.  This increase is primarily due to the impact of discrete tax items related to re-measuring stock warrants to fair market value and other financing transactions, in addition to a change in the mix of earnings between high and low tax jurisdictions.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales improved to 2.8% in 2008 from 3.0% in 2007, and loss from continuing operations dollars decreased to $41.4 million in 2008 from $46.6 million in 2007.

Segment Results

The Company is organized based upon the following operating segments: domestic Borders superstores (including Borders.com, which launched in May 2008), Waldenbooks Specialty Retail stores, International stores (including Borders superstores in Puerto Rico, Paperchase stores and the Company’s franchise business), and Corporate (consisting of certain corporate governance and incentive costs). See “Note 5- Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	$621.9	$658.6	$1,222.6	$1,273.6
Other revenue	$7.7	$7.3	$12.7	$12.2
Operating loss	$(7.7)	$(2.9)	$(37.7)	$(24.9)
Operating income (loss) as % of sales	(1.2)%	(0.4)%	(3.1)%	(2.0)%
Store openings	4	4	9	8
Store closings	-	-	-	1
Store count	518	506	518	506

Domestic Borders Superstores  - Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Sales

Domestic Borders Superstore sales decreased $36.7 million, or 5.6%, to $621.9 million in 2008 from $658.6 million in 2007. This decrease was driven by decreased comparable store sales of $57.5 million, partially offset by non-comparable sales of $13.4 million associated with 2008 and 2007 store openings and Borders.com sales of $7.4 million in 2008.

Other revenue

Other revenue increased $0.4 million, or 5.5%, to $7.7 million in 2008 from $7.3 million in 2007.  This was primarily due to increased revenue earned through sales of merchandise to other retailers.

Gross margin

Gross margin as a percentage of sales decreased 1.3%, to 24.5% in 2008 from 25.8% in 2007. This was primarily due to increased occupancy expense of 1.4% as a percentage of sales and increased distribution costs of 0.2% as a percentage of sales. The increase in occupancy and distribution costs as a percentage of sales resulted from the de-leveraging of costs driven by negative comparable store sales. These items were partially offset by decreased promotional discounts of 0.3% as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007.

Gross margin dollars decreased $18.0 million, or 10.6%, to $152.1 million in 2008 from $170.1 million in 2007, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.5%, to 25.5% in 2008 from 26.0% in 2007. The decrease was due to decreased corporate operating expenses of 0.8% as a percentage of sales, primarily a result of the Company’s expense reduction initiative, as well as decreased store payroll expense of 0.2% as a percentage of sales, due to tighter payroll management in the stores. In addition, advertising costs decreased by 0.1% as a percentage of sales.  Partially offsetting these costs were increased store operating expenses as a percentage of sales of 0.5%, primarily due to the decrease in comparable store sales, and increased corporate payroll expenses of 0.1% as a percentage of sales, driven by severance related to the Company’s expense reduction initiative.

SG&A dollars decreased $12.7 million, or 7.4%, to $158.8 million in 2008 from $171.5 million in 2007, primarily due to the Company’s expense reduction initiative.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 1.2% in 2008 compared to 0.4% in 2007, and operating loss dollars increased to $7.7 million in 2008 compared to $2.9 million in 2007.

Domestic Borders Superstores  - Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Sales

Domestic Borders Superstore sales decreased $51.0 million, or 4.0%, to $1,222.6 million in 2008 from $1,273.6 million in 2007. This decrease was driven by decreased comparable store sales of $82.0 million, partially offset by non-comparable sales of $23.6 million associated with 2008 and 2007 store openings and Borders.com sales of $7.4 million in 2008.

Other revenue

Other revenue increased $0.5 million, or 4.1%, to $12.7 million in 2008 from $12.2 million in 2007.  This was primarily due to increased marketing revenue earned, partially offset by decreased revenue earned through sales of merchandise to other retailers.

Gross margin

Gross margin as a percentage of sales decreased 1.0%, to 23.8% in 2008 from 24.8% in 2007. This was primarily due to increased occupancy expense of 0.9% as a percentage of sales and increased distribution costs of 0.2% as a percentage of sales. The increase in occupancy and distribution costs as a percentage of sales resulted from the de-leveraging of costs driven by negative comparable store sales. These items were partially offset by decreased promotional discounts of 0.1% as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007.

Gross margin dollars decreased $24.7 million, or 7.8%, to $290.7 million in 2008 from $315.4 million in 2007, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.2%, to 26.7% in 2008 from 26.5% in 2007. The increase was due to increased corporate payroll expense of 0.4% as a percentage of sales, primarily as a result of severance expense related to the Company’s expense reduction initiatives, as well as increased store operating expenses of 0.3% as a percentage of sales, primarily due to the decrease in comparable store sales.  Partially offsetting these increases were decreased advertising costs of 0.3% as a percentage of sales and decreased corporate operating expenses of 0.2% as a percentage of sales, primarily a result of expense reductions.

SG&A dollars decreased $10.6 million, or 3.1%, to $326.4 million in 2008 from $337.0 million in 2007, primarily due to the company’s expense reduction initiative.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 3.1% in 2008 compared to 2.0% in 2007, and operating loss dollars increased to $37.7 million in 2008 compared to $24.9 million in 2007.

Waldenbooks Specialty Retail

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	$96.9	$116.7	$192.9	$224.8
Other revenue	$0.6	$0.5	$1.0	$0.9
Operating loss	$(7.7)	$(12.4)	$(21.3)	$(26.4)
Operating income (loss) as % of sales	(7.9)%	(10.6)%	(11.0)%	(11.7)%
Store openings	-	-	-	1
Store closings	8	21	22	32
Store count	468	532	468	532

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Sales

Waldenbooks Specialty Retail sales decreased $19.8 million, or 17.0%, to $96.9 million in 2008 from $116.7 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $12.6 million and decreased comparable store sales of $7.2 million.

Other revenue

Other revenue remained essentially flat in 2008 compared to 2007, increasing $0.1 million to $0.6 million in 2008 from $0.5 million in 2007.

Gross margin

Gross margin as a percentage of sales increased 1.8%, to 20.7% in 2008 from 18.9% in 2007. This was primarily due to decreased promotional discounts of 1.2% as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007, and decreased distribution costs of 1.0% as a percentage of sales.  Partially offsetting these items was increased occupancy of 0.4% as a percentage of sales, due to the de-leveraging from the decline in comparable store sales.

Gross margin dollars decreased $2.0 million, or 9.0%, to $20.1 million in 2008 from $22.1 million in 2007, primarily due to store closings and the decline in comparable store sales, partially offset by the improved gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.6%, to 28.7% in 2008 from 29.3% in 2007. This was primarily due to a 1.5% decrease in corporate payroll expenses due to the Company’s expense reduction initiative, as well as a decrease as a percentage of sales in advertising expense of 0.1%. Partially offsetting these decreases were increases as a percentage of sales in store payroll and store and corporate operating expenses of 1.0%, primarily due to the decline in comparable store sales.

SG&A dollars decreased $6.4 million, or 18.7%, to $27.8 million in 2008 from $34.2 million in 2007, primarily due to store closures and expense reductions.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 7.9% in 2008 from 10.6% in 2007, while operating loss dollars decreased to $7.7 million in 2008 from $12.4 million in 2007.

Waldenbooks Specialty Retail - Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Sales

Waldenbooks Specialty Retail sales decreased $31.9 million, or 14.2%, to $192.9 million in 2008 from $224.8 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $24.0 million and decreased comparable store sales of $7.9 million.

Other revenue

Other revenue remained essentially flat in 2008 compared to 2007, increasing $0.1 million to $1.0 million in 2008 from $0.9 million in 2007.

Gross margin

Gross margin as a percentage of sales increased 0.6%, to 19.4% in 2008 from 18.8% in 2007. This was primarily due to decreased promotional discounts of 0.7% as a percentage of sales, driven by higher markdowns on the Harry Potter title during the second quarter of 2007.  This was partially offset by increased distribution costs of 0.1% as a percentage of sales.

Gross margin dollars decreased $4.8 million, or 11.3%, to $37.5 million in 2008 from $42.3 million in 2007, primarily due to store closings and the decline in comparable store sales, partially offset by the improved gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 30.5% in 2008 from 30.4% in 2007. This was primarily due to a 1.4% increase in store and corporate operating expenses as a percentage of sales, due to the decline in comparable store sales. Partially offsetting this increase was a decrease in store and corporate payroll expenses of 1.3% as a percentage of sales, primarily due to expense reductions.

SG&A dollars decreased $9.6 million, or 14.0%, to $58.8 million in 2008 from $68.4 million in 2007, primarily due to store closures and expense reductions.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 11.0% in 2008 from 11.7% in 2007, while operating loss dollars decreased to $21.3 million in 2008 from $26.4 million in 2007.

International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	$30.4	$29.3	$63.2	$57.6
Other revenue	$1.0	$-	$1.9	$-
Operating loss	$(1.4)	$(0.5)	$-	$(1.1)
Operating income (loss) as % of sales	(4.6)%	(1.7)%	-%	(1.9)%
Superstore openings	-	-	-	-
Superstore closings	-	-	-	-
Superstore count	3	3	3	3

International - Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Sales

International sales increased $1.1 million, or 3.8%, to $30.4 million in 2008 from $29.3 million in 2007. Excluding the effect of foreign currency translation, sales would have increased 4.9%, or $1.4 million.

Other revenue

Other revenue increased to $1.0 million in 2008 primarily arising from revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Gross margin

Gross margin as a percentage of sales was 34.9% in 2008 and 2007.  During the quarter, other revenue increased in the segment as discussed above, and distribution costs as a percentage of sales in Paperchase decreased.  These items were offset by increased occupancy costs as a percentage of sales in Paperchase.

Gross margin dollars increased $0.4 million, or 3.9%, to $10.6 million in 2008 from $10.2 million in 2007. Excluding the impact of the translation of foreign currencies to U.S. dollars, gross margin dollars would have increased by an additional $0.1 million. The remainder of the increase is due to new store openings.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 3.0%, to 39.2% in 2008 from 36.2% in 2007. This was primarily the result of increased spending to support new store growth in the Paperchase business.

SG&A dollars increased $1.3 million, or 12.3%, to $11.9 million in 2008 from $10.6 million in 2007. Excluding the impact of the translation of foreign currencies to U.S. dollars, SG&A dollars would have increased by an additional $0.1 million. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 4.6% in 2008 from 1.7% in 2007, and operating loss dollars increased to $1.4 million in 2008 from $0.5 million in 2007.

International - Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Sales

International sales increased $5.6 million, or 9.7%, to $63.2 million in 2008 from $57.6 million in 2007. Excluding the effect of foreign currency translation, sales would have increased 10.3%, or $5.9 million.

Other revenue

Other revenue was $1.9 million in 2008 primarily arising from revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.

Gross margin

Gross margin as a percentage of sales increased 2.1%, to 36.8% in 2008 from 34.7% in 2007, primarily the result of increased other revenue in the segment as discussed above, as well as decreased distribution costs as a percentage of sales in Paperchase, partially offset by increased occupancy costs as a percentage of sales in Paperchase.

Gross margin dollars increased $3.7 million, or 18.9%, to $23.3 million in 2008 from $19.6 million in 2007. Excluding the impact of the translation of foreign currencies to U.S. dollars, gross margin dollars would have increased by an additional $0.1 million. The remainder of the increase is due to new store openings and the increase in the gross margin rate described above, as well as increased other revenue.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.8%, to 36.7% in 2008 from 35.9% in 2007. This was primarily the result of increased spending to support new store growth in the Paperchase business.

SG&A dollars increased $2.6 million, or 12.6%, to $23.2 million in 2008 from $20.6 million in 2007. Excluding the impact of the translation of foreign currencies to U.S. dollars, SG&A dollars would have increased by an additional $0.1 million. The remainder of the increase is due to new store openings and the increased store payroll and operating expenses required.

Operating loss

Due to the factors mentioned above, the International segment was break-even in 2008, compared to 2007 when the International segment generated an operating loss of 1.9% as a percentage of sale and operating loss dollars of $1.1 million.

Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Operating loss	$(6.3)	$(5.2)	$(9.0)	$(8.3)

The Corporate segment includes various corporate governance and incentive costs.

Corporate - Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Operating loss dollars increased $1.1 million, or 21.2%, to $6.3 million in 2008 from $5.2 million in 2007. This was primarily due to costs incurred to explore strategic alternatives in 2008.

Corporate - Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Operating loss dollars increased $0.7 million, or 8.4%, to $9.0 million in 2008 from $8.3 million in 2007. This was primarily due to costs incurred to explore strategic alternatives in 2008.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the investment in its strategic plan, including continued investment in new corporate information technology systems such as its e-commerce Web site and enhancements to its merchandising systems, and maintenance spending on stores, distribution centers and corporate information technology. The Company will also require funds to open its 14 new concept Borders superstores in the U.S. during 2008, nine of which opened in the first and second quarters of 2008.

Net cash provided by operating activities of continuing operations was $50.7 million for the 26 weeks ended August 2, 2008 and net cash used for operating activities of continuing operations was $145.0 million for the 26 weeks ended August 4, 2007. Operating cash outflows for the period represent primarily operating results, increases in prepaid expenses, as well as decreases in accounts payable, taxes payable, expenses payable and accrued liabilities. The current period operating cash inflows primarily reflect non-cash charges for depreciation, decreases in inventories and accounts receivables.

During the first and second quarters of 2008 the Company implemented an initiative to actively reduce inventory in its stores. As a result, the Company significantly reduced inventories in the music category, as well as space allocated to that category.  In addition, the Company reduced inventories in book and DVD categories as well, in order to make its inventories more productive. These two factors significantly contributed to the reduction in inventories and generated $151.6 million in cash in 2008. The Company will continue to actively manage inventory levels throughout 2008 to drive inventory productivity and to maximize cash flows.

Net cash provided by investing activities of continuing operations was $33.8 million in 2008.  This was the result of the cash proceeds received during the second quarter of 2008 from the sale of the Company’s Australia, New Zealand and Singapore businesses of $87.9 million, partially offset by capital expenditures of $54.1 million for new stores, new corporate information technology systems including spending on the Company’s e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. Net cash used for investing activities was $66.6 million in 2007 from continuing operations.

Net cash used for financing activities of continuing operations was $85.8 million in 2008, resulting primarily from the repayment of the credit facility of $126.1 million, the payment of cash dividends during the first quarter on shares of the Company’s common stock declared in the fourth quarter of 2007 of $6.5 million, and the repayment of long-term debt of $0.4 million. Partially offsetting these items were funding generated by the short-term note financing from Pershing Square of $42.5 million, proceeds from the issuance of long-term debt of $1.1 million, the issuance of common stock of $3.4 million and proceeds from the excess tax benefit of stock option exercises of $0.2 million. Net cash provided by financing activities was $175.6 million in 2007 from continuing operations.

The Company expects capital expenditures to be approximately $80.0 million in 2008, compared to the $129.6 million of capital expenditures from continuing operations in 2007. The Company has critically reviewed all capital expenditures to focus on necessary maintenance spending and projects with very high return on capital. Capital expenditures in 2008 will result primarily from investment in management information systems, the Company’s new e-commerce Web site, as well as a reduced number of new superstore openings. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers and management information systems. The Company currently plans to open approximately 14 domestic Borders superstores in 2008. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.8 million, representing capital expenditures of $1.6 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million. The Company plans to lease new store locations predominantly under operating leases.

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

The Company has a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement of $422.3 million, $680.4 million and $547.3 million at August 2, 2008, August 4, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s discontinued operations. The U.K. and Ireland bookstore operations had borrowings outstanding of $42.3 million at August 4, 2007. The Australia, New Zealand and Singapore bookstores did not have any borrowings outstanding at August 4, 2007.

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

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 million to the Company and offered to purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to an initial $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.

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

2. A backstop purchase offer that gave the Company the right but not the obligation, until January 15, 2009, to require Pershing Square to purchase its Paperchase, Australia, New Zealand and Singapore subsidiaries, as well as its interest in Bookshop Acquisitions, Inc. (Borders U.K.) after the Company has pursued a sale process to maximize the value of those assets. Pursuant to this sale process, the Company sold its Australia, New Zealand and Singapore subsidiaries during the second quarter of 2008 to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited.  Pershing Square’s remaining obligation to purchase the Company’s remaining U.K. subsidiaries remains in effect until January 15, 2009. Pershing Square’s purchase obligation for the U.K. subsidiaries is at a price of $65.0 million (less any debt attributable to those assets) and on customary terms to be negotiated. Proceeds of any such purchase by Pershing Square are to be first applied to repay amounts outstanding under the $42.5 million term loan. Although the Company believes that these businesses are worth substantially more than the backstop purchase offer price, the relative certainty of this arrangement provides the Company with valuable flexibility to pursue strategic alternatives. The Company has retained the right, in its sole discretion, to forego the sale of these assets or to require Pershing Square to consummate the transaction. Pershing Square has no right of first refusal or other preemptive right with respect to the sale of these businesses by the Company to other parties.

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

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2 million, which will be amortized to earnings over the term of the loan using the effective interest method.  As of August 2, 2008, the discount on the term loan totaled $4.4 million, and is categorized as “Short-term borrowings and current portion of long-term debt” in the Company’s consolidated balance sheets. The warrants were recorded as liabilities at their fair market value of $40.8 million on the date of issuance.  The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. As of August 2, 2008, the fair value of the warrants was $26.3 million, and is categorized as “Other long-term liabilities” in the Company’s consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the second quarter of $14.6 million (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on the Company’s consolidated statements of operations. Of this amount, $11.0 million was recognized in the second quarter of 2008.  This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  An intangible asset in the amount of $33.7 million related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on the Company’s balance sheets. During the second quarter of 2008, the portion of the intangible asset that related the Company’s Australia, New Zealand and Singapore businesses which were sold during the quarter, totaling $17.5 million, was added to the carrying value of those businesses and expensed upon disposition. The remaining intangible asset of $16.2 million relates to the Company’s remaining businesses in the U.K., which include Paperchase and the Company’s ownership interest in Bookshop Acquisitions Ltd., and will be expensed if it becomes probable that the backstop purchase offer for those businesses will not be executed. If the backstop purchase offer related to the Company’s U.K. businesses is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

The Company plans to execute its strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, the Pershing Square financing previously discussed, proceeds from the sale of international assets as previously discussed, or, if applicable, as it relates to the backstop purchase offer, alternative dispositions of the foreign subsidiaries, and other sources of new financing as deemed necessary and available. Based on current internal sales projections, the Company believes that the financing agreement with Pershing Square as well as other initiatives to maximize cash flow will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year.

Off-Balance Sheet Arrangements

At August 2, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.8 million, long-term debt (including current portion) of $5.1 million and minority interest of $0.3 million at August 2, 2008.

As discussed previously, the Company guarantees the leases of four stores that it previously owned in Australia and New Zealand. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $19.3 million. The Company has recorded a contingent liability of approximately $0.9 million based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, the maximum amount of potential future payments (undiscounted) is approximately $7.2 million. The Company previously reserved for this item.

The Company also guarantees the leases of four stores that it previously owned in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $190.0 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. The Company has recorded a contingent liability of approximately $5.8 million based upon the likelihood that the Company will be required to perform under the guarantees.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. Such estimates have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  There have been no significant changes in these estimates since the Company’s last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. As of the end of Q2 2008, the Company held no derivative instruments.

Related Party Transactions

The Company has not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed on page 11 of this report, which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

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

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 2, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

For a description of certain legal proceedings affecting the Company, please review “Note 2 – Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  There have been no significant changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the second quarter of fiscal 2008.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to the shareholders at the Annual Meeting of the Company held on May 22, 2008, with the votes on such matters being indicated as below:

1.	The following individuals were elected to serve as directors for one year terms expiring in 2009:

Name	For	Withheld
Michael G. Archbold	47,179,696	1,144,671
Donald G. Campbell	47,601,023	723,344
Joel J. Cohen	46,373,656	1,950,711
George L. Jones	46,934,461	1,389,906
Amy B. Lane	47,587,762	736,605
Brian T. Light	47,602,579	721,788
Victor L. Lund	46,111,938	2,212,429
Richard McGuire	47,366,278	958,089
Dr. Edna Greene Medford	44,188,483	4,135,884
Lawrence I. Pollock	47,152,655	1,171,712
Michael Weiss	46,702,139	1,622,228

3. A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal     2008:

For	47,744,044 Shares
Against	543,672 Shares
Abstain	36,651 Shares
Broker Non-Votes	0 Shares

2. A proposal to approve the issuance of shares of the Company’s common stock upon the exercise of warrants granted in connection with a financing transaction completed by the Company in April 2008:

For	38,245,779 Shares
Against	589,607 Shares
Abstain	233,932 Shares
Broker Non-Votes	9,255,048 Shares

4. A shareholder proposal entitled “Separate the roles of CEO and Chairman.”

For	7,149,571 Shares
Against	31,845,349 Shares
Abstain	74,399 Shares
Broker Non-Votes	9,255,048 Shares

Item 6.  Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(3)	Restated bylaws of Borders Group, Inc.
3.4(4)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(2)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(5)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.39(7)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10.40(7)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited.
10.41(7)
Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.

10.42(7)
Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.

10.49	Non-Qualified Deferred Compensation Plan for Directors of Borders Group, Inc.
31.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date: September 5, 2008	By:/s/ Edward W. Wilhelm
    Edward W. Wilhelm
    Executive Vice President and
    Chief Financial Officer
   (Principal Financial and
    Accounting Officer)