Form 10-Q
period 2008-12-11
BORDERS GROUP INC
filed 2008-12-11
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

The number of shares of common stock outstanding at December 5, 2008 was 60,538,934.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	14
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	30
Item 4. Controls and Procedures	30
Item 4T. Controls and Procedures	N/A

Part II - Other information

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Security holders	33
Item 5. Other Information	N/A
Item 6. Exhibits	33
Signatures	34

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	November 1, 2008	November 3, 2007
Sales	$682.1	$757.8
Other revenue	11.3	7.4
Total revenue	693.4	765.2

Cost of merchandise sold, including occupancy costs	546.6	598.5
Gross margin	146.8	166.7

Selling, general and administrative expenses	204.6	217.3
Pre-opening expense	0.3	1.3
Asset impairments and other writedowns	50.1	1.4
Operating loss	(108.2)	(53.3)

Interest expense	1.1	12.2
Loss before income tax	(109.3)	(65.5)

Income taxes (benefit)	62.9	(25.5)
Loss from continuing operations	(172.2)	(40.0)

Loss from operations of discontinued operations (net of income tax benefit of $0.0 and $2.0)	-	(3.6)
Loss from disposal of discontinued operations (net of income tax benefit of $0.0 and $5.5)	(3.2)	(117.5)
Loss from discontinued operations (net of income tax benefit of $0.0 and $7.5)	(3.2)	(121.1)

Net loss	$(175.4)	$(161.1)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(2.85)	$(0.68)
Loss from discontinued operations per common share	$(0.05)	$(2.06)

Net loss per common share	$(2.90)	$(2.74)
Weighted average common shares outstanding (in millions)	60.5	58.8

Basic:
Loss from continuing operations per common share	$(2.85)	$(0.68)
Loss from discontinued operations per common share	$(0.05)	$(2.06)

Net loss per common share	$(2.90)	$(2.74)
Weighted average common shares outstanding (in millions)	60.5	58.8

Dividends declared per common share	$-	$0.11

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	November 1, 2008	November 3, 2007
Sales	$2,160.8	$2,313.8
Other revenue	26.9	20.5
Total revenue	2,187.7	2,334.3

Cost of merchandise sold, including occupancy costs	1,691.2	1,790.3
Gross margin	496.5	544.0

Selling, general and administrative expenses	620.2	651.6
Pre-opening expense	2.4	3.8
Asset impairments and other writedowns	50.1	2.6
Operating loss	(176.2)	(114.0)

Interest expense	7.2	32.7
Loss before income tax	(183.4)	(146.7)

Income taxes (benefit)	30.2	(58.7)
Loss from continuing operations	(213.6)	(88.0)

Loss from operations of discontinued operations (net of income tax benefit of $0.9 and $7.1)	(1.7)	(13.3)
Loss from disposal of discontinued operations (net of income tax benefit of $3.1 and $6.9)	(1.0)	(120.8)
Loss from discontinued operations (net of income tax benefit of $4.0 and $14.0)	(2.7)	(134.1)

Net loss	$(216.3)	$(222.1)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(3.55)	$(1.50)
Loss from discontinued operations per common share	$(0.04)	$(2.28)

Net loss per common share	$(3.59)	$(3.78)
Weighted average common shares outstanding (in millions)	60.2	58.7

Basic:
Loss from continuing operations per common share	$(3.55)	$(1.50)
Loss from discontinued operations per common share	$(0.04)	$(2.28)

Net loss per common share	$(3.59)	$(3.78)
Weighted average common shares outstanding (in millions)	60.2	58.7

Dividends declared per common share	$-	$0.33

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)
(UNAUDITED)

	November 1, 2008	November 3, 2007	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$38.4	$61.1	$58.5
Merchandise inventories	1,256.5	1,560.7	1,242.0
Accounts receivable and other current assets	99.6	100.0	103.5
Taxes, including income taxes	-	9.7	-
Current assets of discontinued operations	-	107.7	102.0
Total current assets	1,394.5	1,839.2	1,506.0
Property and equipment, net of accumulated depreciation of $1,124.4, $944.8 and $1,007.8 at November 1, 2008, November 3, 2007 and February 2, 2008, respectively	521.3	608.6	592.8
Other assets	63.4	66.5	64.9
Deferred income taxes	27.3	55.4	44.9
Goodwill	40.5	40.3	40.5
Noncurrent assets of discontinued operations	-	52.6	53.6
Total assets	$2,047.0	$2,662.6	$2,302.7

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$518.0	$789.5	$548.6
Trade accounts payable	613.2	744.3	511.9
Accrued payroll and other liabilities	243.0	285.1	321.6
Taxes, including income taxes	36.5	-	18.3
Deferred income taxes	32.0	21.2	9.9
Current liabilities of discontinued operations	-	61.7	57.5
Total current liabilities	1,442.7	1,901.8	1,467.8
Long-term debt	7.4	5.3	5.4
Other long-term liabilities	353.9	317.4	325.0
Noncurrent liabilities of discontinued operations	-	22.9	25.4
Total liabilities	1,804.0	2,247.4	1,823.6
Minority interest	2.0	2.2	2.2
Total liabilities and minority interest	1,806.0	2,249.6	1,825.8
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
60,538,934 , 58,751,761 and 58,794,224 shares issued
and outstanding at November 1, 2008, November 3, 2007 and
February 2, 2008, respectively	189.3	182.0	184.0
Accumulated other comprehensive income	17.5	38.6	42.4
Retained earnings	34.2	192.4	250.5
Total stockholders' equity	241.0	413.0	476.9
Total liabilities, minority interest and stockholders' equity	$2,047.0	$2,662.6	$2,302.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED NOVEMBER 1, 2008
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at February 2, 2008	58,794,224	$ 184.0	$42.4	$ 250.5	$ 476.9
Net loss	-	-	-	(216.3)	(216.3)
Discontinued operations currency translation adjustment	-	-	(17.1)	-	(17.1)
Currency translation adjustment	-	-	(7.8)	-	(7.8)
Comprehensive loss					(241.2)
Issuance of common stock	1,744,710	5.1	-	-	5.1
Tax benefit of equity compensation	-	0.2	-	-	0.2
Balance at November 1, 2008	60,538,934	$ 189.3	$ 17.5	$ 34.2	$ 241.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)
	39 weeks Ended
	November 1, 2008	November 3, 2007
Cash provided by (used for):
Net loss	$(216.3)	$(222.1)
Loss from discontinued operations	(2.7)	(134.1)
Loss from continuing operations	(213.6)	(88.0)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	82.4	74.2
Loss on disposal of assets	3.0	2.9
Increase (decrease) in deferred income taxes	39.5	(5.3)
Decrease (increase) in other long-term assets	0.3	(1.0)
Increase (decrease) in other long-term liabilities	(10.0)	10.0
Asset impairments and other writedowns	48.4	-
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(19.4)	(266.2)
Decrease in accounts receivable	22.0	27.5
(Increase) decrease in prepaid expenses	1.1	(1.5)
Increase in trade accounts payable	103.5	172.9
Increase (decrease) in taxes payable	18.6	(21.2)
Decrease in expenses payable and accrued liabilities	(66.4)	(4.9)
Net cash provided by (used for) operating activities of continuing operations	9.4	(100.6)

Investing
Capital expenditures	(72.0)	(104.7)
Proceeds from the sale of discontinued operations	94.5	20.4
Net cash provided by (used for) investing activities of continuing operations	22.5	(84.3)

Financing
Proceeds from the excess tax benefit of stock option exercises	0.2	0.1
Net funding from (repayment of) credit facility	(71.1)	285.0
Funding from short-term note financing	42.5	-
Issuance of long-term debt	1.2	-
Repayment of long-term debt	(0.4)	(0.2)
Issuance of common stock	5.1	6.5
Payment of cash dividends	(6.5)	(19.4)
Net cash provided by (used for) financing activities of continuing operations	(29.0)	272.0

Effect of exchange rates on cash and cash equivalents of continuing operations	-	0.1
Net cash used for operating activities of discontinued operations	(19.3)	(72.6)
Net cash used for investing activities of discontinued operations	(6.5)	(14.4)
Net cash used for financing activities of discontinued operations	-	(38.5)
Effect of exchange rates on cash and cash equivalents of discontinued operations	2.8	1.8
Net cash used for discontinued operations	(23.0)	(123.7)
Net decrease in cash and cash equivalents	(20.1)	(36.5)
Cash and cash equivalents at beginning of year	58.5	97.6
Cash and cash equivalents at end of period	$38.4	$61.1

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

At November 1, 2008, the Company operated 522 superstores under the Borders name, including 519 in the United States and three in Puerto Rico. The Company also operated 467 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of November 1, 2008, Paperchase operated 117 stores, primarily in the United Kingdom, and Paperchase shops exist in 333 domestic Borders Superstores.

In addition, the Company operated a proprietary e-commerce Web site, Borders.com, which was launched in May of 2008.

On June 10, 2008, the Company sold bookstores that it had owned and operated in Australia, New Zealand and Singapore.  On September 21, 2007, the Company sold bookstores that it had owned and operated in the U.K. and Ireland.  See “Note 6 – Discontinued Operations” for further discussion of the Company’s disposal of these bookstore operations.  The amounts disclosed in these Notes exclude the amounts related to discontinued operations unless otherwise noted.

NOTE 2 — CONTINGENCIES

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. The Company, through its subsidiaries, had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Site Agreements”). The Web Site Agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. The Company and Amazon have been named as defendants in actions filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web Site Agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against the Company in Tennessee and Nevada have been dismissed.

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

The Company had borrowings outstanding under the Credit Agreement of $477.3, $787.0 and $547.3 at November 1, 2008, November 3, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s discontinued operations. The Australia, New Zealand and Singapore bookstores had borrowings outstanding of $3.7 as of November 3, 2007.

As of November 1, 2008, the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.

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

Debt of Consolidated VIEs: At November 1, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.8, long-term debt (including current portion) of $5.1 and minority interest of $0.3 at November 1, 2008.

NOTE 4 – INCOME TAXES

During the quarter, the Company recorded a non-cash charge of $107.0 related to establishing a full valuation allowance against its domestic net deferred tax assets.  This charge was calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  FAS 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In applying the “more likely than not” standard, significant weight is given to evidence that can be objectively verified.  Further, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  A cumulative loss in recent years is considered a significant piece of negative evidence with respect to the ability to realize a benefit from deferred tax assets, and when such evidence exists, it is difficult to form a conclusion that a valuation allowance is not needed.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The Company believes that a valuation allowance is now required due to developments that occurred during the third quarter.  In making this determination, the Company utilized a consistent approach that considers its three-year historical cumulative income or loss.  As of the third quarter, the Company was in a three-year cumulative loss position (including a projection for the remainder of fiscal 2008), which, along with certain other factors, provided significant negative evidence to the extent that the Company determined a full valuation allowance was needed.

These other factors include the impact on the Company’s financial results of the difficult economic environment brought about by the sub-prime mortgage crisis and resulting tightening of credit markets and reduced consumer spending.  As a result of this weakening of retail market conditions, the Company has seen a decline in sales and anticipates a highly competitive holiday season.  In addition, there is uncertainty as to when conditions will improve to the extent that the Company will have taxable income of the appropriate character available to utilize its deferred tax assets.  Further, the lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s federal and state net deferred tax assets was necessary during the quarter.  If, in the future, the Company realizes domestic taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would be allowed to reverse some or all of this valuation allowance.

As of November 1, 2008 and February 2, 2008, gross unrecognized tax benefits as calculated under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, as amended” (“FIN 48”) were $24.3 and $21.2, respectively, and the amounts that would favorably affect the effective tax rate, if recognized, were $21.6 and $18.9, respectively.  The increase in current year unrecognized tax benefits primarily relates to tax positions taken during prior quarters of the current year.   During the quarter, we recorded a valuation allowance of $2.7 against the deferred tax asset representing the federal benefit of our state FIN 48 tax liability.  Increases or decreases to these unrecognized tax benefits that are reasonably possible in the next 12 months are not expected to be significant.

A number of the Company’s tax returns remain subject to examination by taxing authorities.  These include federal tax returns from 2005 to 2007, tax returns in certain states from 1996 through 2007, and tax returns in certain foreign jurisdictions from 1999 to 2007.

The Company’s effective tax rate was -57.5% in the third quarter of 2008 compared to 38.9% in the third quarter in 2007.  This unfavorable decrease, which results in tax expense as the Company is in a pre-tax loss position, is primarily due to the impact of recording in the third quarter of 2008 a valuation allowance against domestic net deferred tax assets of $107.0 million, partially offset by the impact of the re-measurement of stock warrants to fair market value.

The effective tax rate differed for the 39 weeks ended November 1, 2008 from the federal statutory rate of 35% primarily due to the unfavorable impact of recording a valuation allowance against net domestic deferred tax assets in the third quarter, partially offset by the favorable impact of the re-measure of stock warrants to fair market value.

The Company’s effective tax rate was –16.5% in 2008 compared to 40.0% in 2007.  This unfavorable decrease, which results in tax expense while the Company is in a pre-tax loss position, is primarily due to the impact of recording in the third quarter of 2008 a valuation allowance against domestic net deferred tax assets of $107.0 million, partially offset by the impact of the re-measurement of stock warrants to fair market value.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 5 - SEGMENT INFORMATION

The Company is organized based upon the following reportable segments: domestic Borders Superstores (including Borders.com, which launched in May of 2008), Waldenbooks Specialty Retail stores, International stores  (including Borders superstores in Puerto Rico, Paperchase stores and the Company’s franchise business), and Corporate (consisting of certain corporate governance and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. The Company evaluates the performance of its segments and allocates resources to them based on operating income and anticipated future contribution.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales
Domestic Borders Superstores	$548.4	$615.8	$1,763.6	$1,889.4
Borders.com	11.9	-	19.3	-
Waldenbooks Specialty Retail	91.5	109.7	284.4	334.5
International	30.3	32.3	93.5	89.9
Total sales	$682.1	$757.8	$2,160.8	$2,313.8

Operating income (loss)
Domestic Borders Superstores	$(80.3)	$(31.9)	$(118.0)	$(56.8)
Waldenbooks Specialty Retail	(17.7)	(20.5)	(39.0)	(46.9)
International	(1.8)	1.8	(1.8)	0.7
Corporate	(8.4)	(2.7)	(17.4)	(11.0)
Total operating income (loss)	$(108.2)	$(53.3)	$(176.2)	$(114.0)

Total assets
Domestic Borders Superstores			$1,607.6	$1,886.5
Waldenbooks Specialty Retail			278.5	365.3
International			81.9	112.3
Corporate			79.0	138.2
Total assets of continuing operations			$2,047.0	$2,502.3
Discontinued operations			-	160.3
Total assets			$2,047.0	$2,662.6

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Domestic Borders Superstores	$2.0	$2.8	$5.7	$8.3
Waldenbooks Specialty Retail	0.5	0.4	1.4	0.4
Total	$2.5	$3.2	$7.1	$8.7

NOTE 6 - DISCONTINUED OPERATIONS

On June 10, 2008, the Company sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The consideration for the sale was (a) a cash payment of $97.3, (b) a deferred payment of $3.4, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and (c) a deferred payment of up to $6.8 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore.  All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers.  With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.7. The Company has recorded a contingent liability of approximately $0.7 based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.1. The Company previously reserved for this item.

The Company did not record any amount related to the contingent deferred consideration of $10.2. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the loss on disposal.

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) the potential for up to an additional $16.5 of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.8 which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $137.5. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. As of the end of the third quarter of 2008, the Company has re-evaluated the likelihood that it will have to perform under the guarantees and as a result, recorded an additional reserve of $5.5, bringing the contingent liability to approximately $10.3 as of November 1, 2008.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9, and the Company has recorded a liability of approximately $3.6 based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $16.5. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The Company has accounted for the sale of the U.K., Ireland, Australia, New Zealand, and Singapore operations as discontinued operations, and all previous years have been restated to reflect the results of the continuing operations of the Company excluding these operations.  The financial results of discontinued operations were as follows:

	13 Weeks Ended		39 weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Total revenue	$-	$98.3	$80.8	$371.7
Loss from operations of discontinued operations before income tax	-	(5.6)	(2.6)	(20.4)
Loss from operations of discontinued operations (net of income tax benefit of $0.0, $2.0, $0.9, and $7.1, respectively)	-	(3.6)	(1.7)	(13.3)
Loss on disposal of discontinued operations (net of income tax benefit $0.0, $5.5, $3.1, and $6.9, respectively)	(3.2)	(117.5)	(1.0)	(120.8)
Loss from discontinued operations (net of income tax benefit of $0.0, $7.5, $4.0, and $14.0, respectively)	(3.2)	(121.1)	(2.7)	(134.1)

					November 3, 2007
Cash and cash equivalents					$4.4
Merchandise inventories					89.3
Accounts receivable and other current assets					8.2
Taxes, including income taxes					5.8
Current assets of discontinued operations					107.7
Property and equipment (net of accumulated depreciation)					42.1
Other assets					10.5
Noncurrent assets of discontinued operations					52.6

Short-term borrowings and current portion of long-term debt					3.7
Accounts payable					38.0
Accrued payroll and other liabilities					20.0
Current liabilities of discontinued operations					61.7
Long-term liabilities					22.9
Noncurrent liabilities of discontinued operations					22.9

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

3. The issuance to Pershing Square of 14.7 million warrants to purchase the Company’s common stock at $7.00 per share. The warrants will be cash-settled in certain circumstances and have a term of 6.5 years.

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

For accounting purposes, the Company allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2, which is being amortized to earnings over the term of the loan using the effective interest method.  As of November 1, 2008, the discount on the term loan totaled $2.1, and is categorized as “Short-term borrowings and current portion of long-term debt” in the Company’s consolidated balance sheets. The warrants were recorded as liabilities at their fair market value of $40.8 on the date of issuance.  The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. As of November 1, 2008, the fair value of the warrants was $13.5, and is categorized as “Other long-term liabilities” in the Company’s consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the third quarter of $27.3 (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on the Company’s consolidated statements of operations.  Of this amount, $12.7 was recognized in the third quarter of 2008. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  An intangible asset in the amount of $33.7 related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on the Company’s balance sheets. During the second quarter of 2008, the portion of the intangible asset that related to the Company’s Australia, New Zealand and Singapore businesses which were sold during the quarter, totaling $17.5, was added to the carrying value of those businesses and expensed upon disposition. The remaining intangible asset of $16.2 relates to the Company’s remaining businesses in the U.K., which include Paperchase and the Company’s ownership interest in Bookshop Acquisitions Ltd., and will be expensed if it becomes probable that the backstop purchase offer for those businesses will not be executed. If the backstop purchase offer related to the Company’s U.K. businesses is executed, the intangible asset will be added to the carrying value of the related businesses, and expensed upon sale.

NOTE 9 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, the Company evaluates the recoverability of the affected assets.

In performing the tests for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating the Company’s borrowing rate. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs.

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

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $48.4, comprised of the following: $45.0 related to domestic Borders Superstores, $3.3 related to Waldenbooks Specialty Retail stores and $0.1 related to one Borders store in Puerto Rico.  There was no impairment of non-store assets as a result of the third quarter 2008 test.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Significant deterioration in the performance of the Company’s operations compared to projections could result in significant additional asset impairments.

Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise).

Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as the operating segments of the Domestic Borders Superstores reporting segment, the Waldenbooks Specialty Retail operating segment, and the components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer.

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

During the third quarter of 2008, based on a combination of factors, including the current economic environment, the Company’s operating results, and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require the performance of an interim goodwill impairment test as of the end of the quarter. As a result of this third quarter test, no impairment of the Company’s $40.5 of goodwill existed as of November 1, 2008.

Significant deterioration in the performance of the Company’s operations compared to projections or in the Company’s market capitalization could result in future impairment of goodwill.

NOTE 10 — SUBSEQUENT EVENT

During the fourth quarter of 2008, the Company agreed to purchase the remaining 3% of shares in Paperchase Products, Ltd. (“Paperchase”) that it had not previously owned.  As a result, the Company increased its ownership of Paperchase to 100%.  The purchase price approximates $3.6.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), Paperchase Products, Ltd., and others (individually and collectively, “the Company”), is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the United States based upon both sales and number of stores. At November 1, 2008, the Company operated 522 superstores under the Borders name, including 519 in the United States and three in Puerto Rico. The Company also operated 467 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, the Company owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of November 1, 2008, Paperchase operated 117 stores, primarily in the United Kingdom, and Paperchase shops exist in 333 domestic Borders Superstores.

In addition, the Company operated a proprietary e-commerce Web site, Borders.com, which was launched in May of 2008.

On June 10, 2008, the Company sold bookstores that it had owned and operated in Australia, New Zealand and Singapore.  On September 21, 2007, the Company sold bookstores that it had owned and operated in the U.K. and Ireland.  The sale of these businesses is discussed below under the caption “Discontinued Operations” within Management’s Discussion and Analysis.

Business Strategy

Strategic alternatives review process. On March 20, 2008, the Company announced that it would undergo a strategic alternative review process, which included the exploration of a wide range of options, among them the sale of the Company and or certain divisions, including Paperchase Products, Ltd.  With respect to the sale of the Company, the Company is no longer contemplating a transaction, but continues to explore financing options to support its long-term goals. Borders Group, however, retains its right to exercise its "put" option to sell its Paperchase business to Pershing Square Capital Management for $65 million and is also in discussions with Pershing Square regarding an alternative financing transaction. No assurance can be given as to whether an alternative financing transaction will be entered into or consummated.

Throughout fiscal 2008, the Company continued to implement its strategic plan, the principal components of which are as follows:

Grow comparable store sales and profitability in the domestic Borders Superstores. The Company continues to focus on improving key retailing practices at its domestic superstores, including increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key component in this strategy is the development of a concept store, 14 of which opened during fiscal 2008, which included 12 new stores and two relocations. The concept store includes the implementation of “destination businesses” within certain of the Company’s most popular categories, which will help to distinguish the Company’s domestic superstores from competitors. The concept store also includes a Seattle’s Best Coffee cafe and a Paperchase shop, which continue to be drivers of both sales and increased profitability for their categories. The Company plans to implement select features of the concept store in its existing superstores based on financial analysis of costs and benefits. To address declining sales in the music category, as well as increasing space available for improved merchandising presentation and expansion of higher margin categories, the Company has reduced inventories and reallocated floor space in its stores and will continue to do so as appropriate. Also, the Company made changes in 2007 to its loyalty program, Borders Rewards, which has grown to over 30 million members. The changes were intended to increase profitability, to drive revenue through partnerships with other organizations, and to drive sales by employing customer data to tailor promotions that meet specific customer needs and interests.

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

Explore strategic alternatives in the International segment. As previously announced, the Company has suspended growth and investment in its International businesses, while focusing on improving the profitability of the investments the Company has already made. Key components in this strategy were the sale of the Company’s Australia, New Zealand and Singapore bookstores during the second quarter of 2008 and the sale of the Company’s U.K. and Ireland bookstores during the third quarter of 2007, as discussed below.  The Company will continue to opportunistically explore strategic alternatives for its Paperchase business, based in the U.K.; however, the financing markets are making this process challenging.  The Company believes the Borders brand has global potential, and believes that future International growth will most profitably utilize a franchise business model, which the Company has applied successfully in Malaysia and the United Arab Emirates.

Leverage innovation, technology and strategic alliances to differentiate our business. In order to achieve the goals of the strategic plan detailed above, the Company plans to enhance its current systems environment. This includes a focus on the systems supporting the domestic Borders superstore business, including merchandise buying, replenishment and supply chain, as well as in-store technology enhancements. In addition, this effort includes development of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. The proprietary e-commerce Web site launched in May of 2008, and the in-store e-commerce kiosks were introduced into Borders stores during the fourth quarter of 2008.  This strategy allows the Company to engage in key partnerships that are expected to build incremental revenues and margins, connect e-commerce sales to the Company’s Borders Rewards loyalty program and integrate Borders.com and its domestic Borders Superstores, creating a cross-channel experience for customers.

The Company plans to continue to execute this strategy throughout the remainder of fiscal 2008, factoring in its belief that the remainder of the year will be challenging for retailers due to continued uncertainty in the economic environment, and will focus on maximizing cash flow and profitability. The Company plans to reduce capital spending by investing in projects with short paybacks and high returns, and expects capital expenditures in fiscal 2008 to be approximately $80 million. In addition, the Company will continue to review all cost structures with the goal of reducing expenses to improve profitability, will continue to reduce working capital needs, and drive inventory productivity, thus improving cash flow and lowering supply chain costs. In addition, the Company is launching an initiative to improve its gross margin rate and total gross margin dollars. Driven by all these factors, the Company expects to reduce expenses, including corporate, stores and distribution expenses, by $70 million in 2008 and by an additional $70 million in fiscal 2009.

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

The Company, through its subsidiaries, had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Sites”). Under these agreements, Amazon was the merchant of record for all sales made through the Web Sites, and determined all prices and other terms and conditions applicable to such sales. Amazon was responsible for the fulfillment of all products sold through the Web Sites and retained all payments from customers. The Company received referral fees for products purchased through the Web Sites. The agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Taxes were not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, the Company launched its proprietary e-commerce site during May of 2008, and the Amazon agreements have been terminated subject to the survival of indemnification and certain other provisions.

Discontinued Operations

On June 10, 2008, the Company sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The following is a summary of the principal terms of the Agreement:

The Purchasers’ consideration to the Company was (a) a cash payment of $97.3 million, (b) a deferred payment of $3.4 million, payable on or about January 1, 2009 if certain actual operating results for fiscal 2008 exceed a specified level, approximating 2007 results; and (c) a deferred payment of up to $6.8 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore.  All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers.  With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.7 million. The Company has recorded a contingent liability of approximately $0.7 million based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.1 million. The Company previously reserved for this item.

The Company did not record any amount related to the contingent deferred consideration of $10.2 million. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the loss on disposal.

On September 21, 2007, the Company sold its U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4 million; (ii) the potential for up to an additional $16.5 million of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.8 million which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $137.5 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. As of the end of the third quarter of 2008, the Company has re-evaluated the likelihood that it will have to perform under the guarantees and as a result, recorded an additional reserve of $5.5 million, bringing the total recorded liability to approximately $10.3 million as of November 1, 2008.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9 million, and the Company has recorded a liability of approximately $3.6 million based upon the likelihood that the Company will be required to perform under the indemnification.

The Company did not record any amount related to the contingent deferred consideration of $16.5 million. The Company will record this amount once the realization of such amount is resolved beyond a reasonable doubt. The Company has attributed only a nominal value to its equity interest in Bookshop Acquisitions Ltd. and to its 7% loan notes.

These disposals resulted in losses of $3.2 million and $117.5 million for the 13 weeks ended November 1, 2008 and November 3, 2007, respectively, while the operation of the disposed businesses resulted in a loss of $3.6 million for the 13 weeks ended November 3, 2007. These disposals resulted in losses of $1.0 million and $120.8 million for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively, while the operation of the disposed businesses resulted in losses of $1.7 million and $13.3 million for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.

Subsequent Event

During the fourth quarter of 2008, the Company agreed to purchase the remaining 3% of shares in Paperchase Products, Ltd. (“Paperchase”) that it had not previously owned.  As a result, the Company increased its ownership of Paperchase to 100%.  The purchase price approximates $3.6 million.

Results of Operations

The following table presents the Company's consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.7	1.0	1.2	0.9
Total revenue	101.7	101.0	101.2	100.9
Cost of merchandise sold (includes occupancy)	80.2	78.9	78.2	77.4
Gross margin	21.5	22.1	23.0	23.5
Selling, general and administrative expenses	30.0	28.7	28.7	28.2
Pre-opening expense	-	0.2	0.2	0.2
Asset impairments and other writedowns	7.3	0.2	2.3	-
Operating loss	(15.8)	(7.0)	(8.2)	(4.9)
Interest expense	0.2	1.6	0.3	1.4
Loss before income tax	(16.0)	(8.6)	(8.5)	(6.3)
Income taxes (benefit)	9.2	(3.4)	1.4	(2.5)
Loss from continuing operations	(25.2)%	(5.2)%	(9.9)%	(3.8)%

Consolidated Results - Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Sales

Consolidated sales decreased $75.7 million, or 10%, to $682.1 million in 2008 from $757.8 million in 2007. This resulted from decreased sales in all operating segments.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses.

Comparable store sales for domestic Borders Superstores decreased 12.8% in the third quarter of 2008. This was primarily a result of a significant decline in customer traffic, mainly during the months of September and October, which contributed to negative comparable store sales in trade books. Also contributing to the decline in comparable store sales were decreased comparable store sales in the music category of 39.7%, primarily due to continuing negative sales trends of the CD format and the Company’s planned reduction in inventory and floor space devoted to the category. Partially offsetting these declines were positive comparable store sales in the children’s and the gifts and stationery categories.  Excluding the music category, comparable same store sales would have declined by 10.6% during the third quarter of 2008. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.7% in the third quarter of 2008, also due to a significant decline in customer traffic during the months of September and October.  The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the domestic Borders Superstores segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchises, marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue increased $3.9 million, or 52.7%, to $11.3 million in 2008 from $7.4 million in 2007, due to an increase in the domestic Borders Superstores segment, primarily due to increased revenue earned through sales of merchandise to other retailers. Other revenue in the Waldenbooks Specialty Retail remained flat during the third quarter of 2008 compared to the third quarter of 2007.

Gross margin

Consolidated gross margin decreased $19.9 million, or 11.9%, to $146.8 million in 2008 from $166.7 million in 2007. As a percentage of sales, consolidated gross margin decreased 0.6%, to 21.5% in 2008 from 22.1% in 2007. This was due to a decrease as a percentage of sales in the domestic Borders Superstores segment, primarily due to increased occupancy costs as a percentage of sales, a result of the de-leveraging of costs driven by negative comparable store sales. This was partially offset by decreased shrink expense, distribution expense, and promotional discounts as a percentage of sales. The decrease as a percentage of sales in the domestic Borders Superstores was partially offset by an increase in the Waldenbooks Specialty Retail segment as a percentage of sales, due to decreased distribution and occupancy costs as a percentage of sales. Partially offsetting these items were increased promotional discounts as a percentage of sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $12.7 million, or 5.8%, to $204.6 million in 2008 from $217.3 million in 2007. As a percentage of sales, SG&A increased 1.3%, to 30.0% in 2008 from 28.7% in 2007, due to an increase in the domestic Borders Superstores segment, partially offset by a decrease in the Waldenbooks Specialty Retail segment as a percentage of sales. SG&A in the domestic Borders Superstores segment increased as a percentage of sales due to increased corporate payroll and operating expenses, as well as an increase in store operating expense and advertising expense as a percentage of sales, all primarily due to the decrease in comparable store sales.  Partially offsetting these increases was a decrease as a percentage of sales in store payroll expenses. SG&A as a percentage of sales in the Waldenbooks Specialty Retail segment decreased due to decreased corporate payroll expenses and advertising costs as a percentage of sales, primarily a result of the Company’s expense reduction initiative. Partially offsetting these costs were increased corporate operating expenses and store payroll expenses as a percentage of sales, primarily due to the decline in comparable store sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $48.4 million, comprised of the following: $45.0 million related to domestic Borders Superstores, $3.3 million related to Waldenbooks Specialty Retail stores and $0.1 million related to one Borders store in Puerto Rico.

Also during the third quarter of 2008, based on a combination of factors, including the current economic environment, the Company’s operating results, and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require the performance of an interim goodwill impairment test as of the end of the quarter. As a result of this third quarter test, no impairment of the Company’s $40.5 million of goodwill existed as of November 1, 2008.

Interest expense

Consolidated interest expense decreased $11.1 million, or 91.0%, to $1.1 million in 2008 from $12.2 million in 2007. This was primarily a result of income recognized on the fair market value adjustment of the warrant liability of $12.7 million. Also impacting interest expense were lower debt levels during the third quarter of 2008 as compared to the third quarter of 2007, partially offset by the amortization of the term loan discount of $3.0 million.

Taxes

During the third quarter of 2008, the Company recorded a non-cash charge of $107.0 million related to establishing a full valuation allowance against its domestic net deferred tax assets.  The Company determined during the quarter that, based on operating results, it was more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

The Company’s effective tax rate was -57.5% in the third quarter of 2008 compared to 38.9% in the third quarter in 2007.  This unfavorable decrease, which results in tax expense as the Company is in a pre-tax loss position, is primarily due to the impact of recording in the third quarter of 2008 a valuation allowance against domestic net deferred tax assets of $107.0 million, partially offset by the impact of the re-measurement of stock warrants to fair market value.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 25.2% in 2008 from 5.2% in 2007, and loss from continuing operations dollars increased to $172.2 million in 2008 from $40.0 million in 2007.

Consolidated Results - Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Sales

Consolidated sales decreased $153.0 million, or 6.6%, to $2,160.8 million in 2008 from $2,313.8 million in 2007. This resulted primarily from decreased sales in the Borders and Waldenbooks Specialty Retail segments, partially offset by increased sales in the International segment.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses.

Comparable store sales for domestic Borders Superstores decreased 8.6% in 2008. This was primarily due to the 2007 release of the final book in the Harry Potter series, as well as a significant decline in customer traffic that occurred during the months of September and October 2008 which contributed to negative comparable store sales in trade books. Also contributing to the decline in comparable store sales were decreased comparable store sales in the music category of 30.5%, primarily due to continuing negative sales trends of the CD format and the Company’s planned reduction in inventory and floor space devoted to the category. Partially offsetting these declines were positive comparable store sales in the bargain books and gifts and stationery categories.  Excluding the music category, comparable same store sales would have declined by 7.3% in 2008. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 5.2% in 2008, also primarily due to the 2007 release of the final book in the Harry Potter series, as well as a significant decline in customer traffic that occurred during the months of September and October 2008.  The impact of price changes on comparable store sales was not significant.

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

Other revenue increased $6.4 million, or 31.2%, to $26.9 million in 2008 from $20.5 million in 2007, due to an increase in the Domestic Borders Superstores segment, primarily due to increased revenue earned through sales of merchandise to other retailers. Other revenue in the Waldenbooks Specialty Retail Segment remained flat during 2008 compared to 2007.

Gross margin

Consolidated gross margin decreased $47.5 million, or 8.7%, to $496.5 million in 2008 from $544.0 million in 2007. As a percentage of sales, consolidated gross margin decreased 0.5%, to 23.0% in 2008 from 23.5% in 2007. This was due to a decrease as a percentage of sales in the domestic Borders Superstore segment, primarily due to increased occupancy and distribution costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. These items were partially offset by a decrease in shrink expense and other costs as a percentage of sales. The decrease as a percentage of sales in the domestic Borders Superstores segment was partially offset by an increase in the Waldenbooks Specialty Retail segment as a percentage of sales, primarily due to decreased promotional discounts, as well as decreased distribution and occupancy costs as a percentage of sales. Partially offsetting these decreases was an increase as a percentage of sales in shrink expense.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $31.4 million, or 4.8%, to $620.2 million in 2008 from $651.6 million in 2007. As a percentage of sales, SG&A increased 0.5%, to 28.7% in 2008 from 28.2% in 2007, primarily due to an increase as a percentage of sales in the domestic Borders Superstores segment, due to increased corporate payroll expense and increased store operating expenses as a percentage of sales, primarily due to the decrease in comparable store sales. Partially offsetting these increases were decreased advertising costs, decreased corporate operating expenses, and decreased store payroll costs as a percentage of sales primarily as a result of the Company’s expense reduction initiative. Partially offsetting the increase as a percentage of sales in the domestic Borders Superstores segment was a decrease in the Waldenbooks Specialty Retail segment SG&A, due to decreases in store and corporate payroll expenses and advertising costs as a percentage of sales due to the Company’s expense reduction initiative. Partially offsetting these decreases were increases as a percentage of sales in corporate and store operating expenses, primarily due to the decline in comparable store sales.

The Company classifies the following items as “Selling, general and administrative expenses” on its consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $48.4 million, comprised of the following: $45.0 million related to domestic Borders Superstores, $3.3 million related to Waldenbooks Specialty Retail stores and $0.1 million related to one Borders store in Puerto Rico.

Also during the third quarter of 2008, based on a combination of factors, including the current economic environment, the Company’s operating results, and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require the performance of an interim goodwill impairment test as of the end of the quarter. As a result of this third quarter test, no impairment of the Company’s $40.5 million of goodwill existed as of November 1, 2008.

Interest expense

Consolidated interest expense decreased $25.5 million, or 78.0%, to $7.2 million in 2008 from $32.7 million in 2007. This was primarily a result of income recognized on the fair market value adjustment of the warrant liability of $27.3 million. Also impacting interest expense were lower debt levels during the first nine months of 2008 as compared to the first nine months of 2007, partially offset by the amortization of the term loan discount of $5.1 million.

Taxes

During the third quarter of 2008, the Company recorded a non-cash charge of $107.0 million related to establishing a full valuation allowance against its domestic net deferred tax assets.  The Company determined during the quarter that, based on operating results, it was more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

The effective tax rate differed for the 39 weeks ended November 1, 2008 from the federal statutory rate of 35% primarily due to the unfavorable impact of recording a valuation allowance against net domestic deferred tax assets in the third quarter, partially offset by the favorable impact of the re-measure of stock warrants to fair market value.

The Company’s effective tax rate was –16.5% in 2008 compared to 40.0% in 2007.  This unfavorable decrease, which results in tax expense while the Company is in a pre-tax loss position, is primarily due to the impact of recording in the third quarter of 2008 a valuation allowance against domestic net deferred tax assets of $107.0 million, partially offset by the impact of the re-measurement of stock warrants to fair market value.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 9.9% in 2008 from 3.8% in 2007, and loss from continuing operations dollars increased to $213.6 million in 2008 from $88.0 million in 2007.

Segment Results

The Company is organized based upon the following reportable segments: domestic Borders Superstores (including Borders.com, which launched in May 2008), Waldenbooks Specialty Retail stores, International stores (including Borders superstores in Puerto Rico, Paperchase stores and the Company’s franchise business), and Corporate (consisting of certain corporate governance and incentive costs). See “Note 5- Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Domestic Borders Superstores

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales	$560.3	$615.8	$1,782.9	$1,889.4
Other revenue	$9.3	$6.4	$22.0	$18.6
Operating loss	$(80.3)	$(31.9)	$(118.0)	$(56.8)
Operating income (loss) as % of sales	(14.3)%	(5.2)%	(6.6)%	(3.0)%
Store openings	2	4	11	12
Store closings	1	-	1	1
Store count	519	510	519	510

Domestic Borders Superstores - Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Sales

Domestic Borders Superstore sales decreased $55.5 million, or 9.0%, to $560.3 million in 2008 from $615.8 million in 2007. This decrease was driven by decreased comparable store sales of $77.8 million, partially offset by non-comparable sales of $10.4 million associated with 2008 and 2007 store openings, and Borders.com sales of $11.9 million in 2008.

Other revenue

Other revenue increased $2.9 million, or 45.3%, to $9.3 million in 2008 from $6.4 million in 2007. This was primarily due to increased revenue earned through sales of merchandise to other retailers.

Gross margin

Gross margin as a percentage of sales decreased 0.7%, to 21.7% in 2008 from 22.4% in 2007. This was primarily due to increased occupancy costs of 0.3% as a percentage of sales, a result of the de-leveraging of costs driven by negative comparable store sales. This was partially offset by a decrease in shrink expense of 0.6% as a percentage of sales, a decrease in distribution expense of 0.2% as a percentage of sales, and lower promotional discounts of 0.2% as a percentage of sales.

Gross margin dollars decreased $16.5 million, or 11.9%, to $121.7 million in 2008 from $138.2 million in 2007, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.  These items were partially offset by a landlord lease termination payment of $7.5 million received during the third quarter of 2008.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.5%, to 27.7% in 2008 from 27.2% in 2007. The increase was due to increased store operating expenses as a percentage of sales of 0.3%, increased corporate payroll expenses of 0.2% as a percentage of sales and increased advertising costs of 0.2% as a percentage of sales.  These increases were due to de-leveraging of costs driven by negative comparable store sales.  Partially offsetting these increases were decreased store payroll expense of 0.2% as a percentage of sales due to tighter payroll management in the stores.

SG&A dollars decreased $12.5 million, or 7.5%, to $155.0 million in 2008 from $167.5 million in 2007, primarily due to the Company’s expense reduction initiative.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $45.0 million related to domestic Borders Superstores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 14.3% in 2008 compared to 5.2% in 2007, and operating loss dollars increased to $80.3 million in 2008 compared to $31.9 million in 2007.

Domestic Borders Superstores - Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Sales

Domestic Borders Superstore sales decreased $106.5 million, or 5.6%, to $1,782.9 million in 2008 from $1,889.4 million in 2007. This decrease was driven by decreased comparable store sales of $159.7 million, partially offset by non-comparable sales of $33.9 million associated with 2008 and 2007 store openings, and Borders.com sales of $19.3 million in 2008.

Other revenue

Other revenue increased $3.4 million, or 18.3%, to $22.0 million in 2008 from $18.6 million in 2007.  This was primarily due to increased revenue earned through sales of merchandise to other retailers.

Gross margin

Gross margin as a percentage of sales decreased 0.9%, to 23.1% in 2008 from 24.0% in 2007. This was primarily due to increased distribution costs of 0.3% as a percentage of sales and increased occupancy costs of 0.7% as a percentage of sales, as a result of the de-leveraging of costs driven by negative comparable store sales. These items were partially offset by the decrease in shrink expense and other costs of 0.1% as a percentage of sales.

Gross margin dollars decreased $41.2 million, or 9.1%, to $412.4 million in 2008 from $453.6 million in 2007, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales, partially offset by a landlord lease termination payment of $7.5 million received during the third quarter of 2008.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.3%, to 27.0% in 2008 from 26.7% in 2007. The increase was due to increased corporate payroll expense of 0.3% as a percentage of sales and increased store operating expenses of 0.3% as a percentage of sales, primarily due to the decrease in comparable store sales. Partially offsetting these increases were decreased advertising costs of 0.1% as a percentage of sales, decreased corporate operating expenses of 0.1% as a percentage of sales, and decreased store payroll costs of 0.1% as a percentage of sales primarily as a result of expense reductions.

SG&A dollars decreased $23.0 million, or 4.6%, to $481.4 million in 2008 from $504.4 million in 2007, primarily due to the company’s expense reduction initiative.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $45.0 million related to domestic Borders Superstores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 6.6% in 2008 compared to 3.0% in 2007, and operating loss dollars increased to $118.0 million in 2008 compared to $56.8 million in 2007.

Waldenbooks Specialty Retail

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales	$91.5	$109.7	$284.4	$334.5
Other revenue	$0.4	$0.4	$1.4	$1.4
Operating loss	$(17.7)	$(20.5)	$(39.0)	$(46.9)
Operating loss as % of sales	(19.3)%	(18.7)%	(13.7)%	(14.0)%
Store openings	5	1	5	1
Store closings	6	12	28	44
Store count	467	521	467	521

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Sales

Waldenbooks Specialty Retail sales decreased $18.2 million, or 16.6%, to $91.5 million in 2008 from $109.7 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $10.6 million and decreased comparable store sales of $7.6 million.

Other revenue

Other revenue remained flat at $0.4 million in 2008 and 2007.

Gross margin

Gross margin as a percentage of sales increased 1.5%, to 17.0% in 2008 from 15.5% in 2007. This was primarily due to decreased distribution costs of 1.8% as a percentage of sales and decreased occupancy cost of 0.1% as a percentage of sales. Partially offsetting these items were increased promotional discounts of 0.4% as a percentage of sales.

Gross margin dollars decreased $1.5 million, or 8.8%, to $15.5 million in 2008 from $17.0 million in 2007, primarily due to store closings and the decline in comparable store sales, partially offset by the improved gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 1.6%, to 32.5% in 2008 from 34.1% in 2007. This was primarily due to a decrease in corporate payroll expenses of 1.6% as a percentage of sales and a decreased in advertising costs of 0.4% as a percentage of sales due to the Company’s expense reduction initiative. Partially offsetting these decreases were increases as a percentage of sales in corporate operating expenses and store payroll expense of 0.4%, primarily due to the decline in comparable store sales.

SG&A dollars decreased $7.7 million, or 20.6%, to $29.7 million in 2008 from $37.4 million in 2007, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $3.3 million related to Waldenbooks Specialty Retail stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 19.3% in 2008 from 18.7% in 2007, while operating loss dollars decreased to $17.7 million in 2008 from $20.5 million in 2007.

Waldenbooks Specialty Retail - Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Sales

Waldenbooks Specialty Retail sales decreased $50.1 million, or 15.0%, to $284.4 million in 2008 from $334.5 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $33.7 million and decreased comparable store sales of $16.4 million.

Other revenue

Other revenue remained flat at $1.4 million in 2008 and 2007.

Gross margin

Gross margin as a percentage of sales increased 0.9%, to 18.6% in 2008 from 17.7% in 2007. This was primarily due to decreased promotional discounts of 0.5% as a percentage of sales, decreased distribution costs of 0.5% as a percentage of sales, and decreased occupancy costs of 0.1% as a percentage of sales. Partially offsetting these decreases was an increase as a percentage of sales in shrink expense and other costs of 0.2%.

Gross margin dollars decreased $6.3 million, or 10.6%, to $53.0 million in 2008 from $59.3 million in 2007, primarily due to store closings and the decline in comparable store sales, partially offset by the improved gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.5%, to 31.1% in 2008 from 31.6% in 2007. This was primarily due to a decrease in corporate payroll expenses of 1.3% as a percentage of sales, a decrease in advertising costs of 0.1% as a percentage of sales primarily as a result of the Company’s expense reduction initiatives, as well as a decrease in store payroll expense of 0.1% due to tighter payroll management in the stores. Partially offsetting these decreases was an increase in corporate operating expenses of 0.7% and an increase in store operating expenses of 0.3% as a percentage of sales as a result of decreased comparable store sales.

SG&A dollars decreased $17.3 million, or 16.4%, to $88.5 million in 2008 from $105.8 million in 2007, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and the Company’s operating results, the Company concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, the Company recorded a pre-tax charge of $3.3 million related to Waldenbooks Specialty Retail stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 13.7% in 2008 from 14.0% in 2007, while operating loss dollars decreased to $39.0 million in 2008 from $46.9 million in 2007.

International

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales	$30.3	$32.3	$93.5	$89.9
Other revenue	$1.6	$0.6	$3.5	$0.5
Operating income (loss)	$(1.8)	$1.8	$(1.8)	$0.7
Operating income (loss) as % of sales	(5.9)%	5.6%	(1.9)%	0.8%

International - Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Operating loss

Operating loss dollars decreased $3.6 million to an operating loss of $1.8 million in 2008 from operating income of $1.8 million in 2007. This was primarily a result of increased store payroll and operating expenses to support new store growth in the Paperchase business.

International - Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Operating loss

Operating loss dollars decreased $2.5 million to an operating loss of $1.8 million in 2008 from operating income of $0.7 million in 2007. This was primarily a result of increased store payroll and operating expenses to support new store growth in the Paperchase business.

Corporate

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Operating loss	$(8.4)	$(2.7)	$(17.4)	$(11.0)

The Corporate segment includes various corporate governance and incentive costs.

Corporate - Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Operating loss dollars increased $5.7 million, or 211.1%, to $8.4 million in 2008 from $2.7 million in 2007. This was primarily due to the increase in the U.K. lease guarantee liability of $5.5 million and costs incurred to explore strategic alternatives in 2008.

Corporate - Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Operating loss dollars increased $6.4 million, or 58.2%, to $17.4 million in 2008 from $11.0 million in 2007. This was primarily due to the increase in the U.K. lease guarantee liability of $5.5 million and costs incurred to explore strategic alternatives in 2008.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund the investment in its strategic plan, including continued investment in new information technology systems such as its e-commerce Web site and enhancements to its merchandising systems, and maintenance spending on stores, distribution centers and corporate information technology. The Company also invested in opening 14 new concept Borders superstores in the U.S. during 2008, all of which have opened and which include 12 new stores and two relocations. Going forward, the Company will continue to be disciplined with its capital spending, limiting capital expenditures to necessary maintenance and high payback investments.

Net cash provided by operating activities of continuing operations was $9.4 million for the 39 weeks ended November 1, 2008 and net cash used for operating activities of continuing operations was $100.6 million for the 39 weeks ended November 3, 2007. Operating cash inflows for the period primarily represent increases in accounts payable and taxes payable, as well as a decrease in accounts receivable. Cash inflows for the period also reflect non-cash adjustments for depreciation and asset impairments and other writedowns, including deferred tax asset impairments. The current period operating cash outflows primarily reflect operating results, as well as increases in inventories and decreases in expenses payable and accrued liabilities and other long-term liabilities.

During fiscal 2008 the Company implemented an initiative to actively reduce inventory in its stores. As a result, the Company significantly reduced inventories in the music category, as well as space allocated to that category.  In addition, the Company reduced inventories in book and DVD categories as well, in order to make its inventories more productive. These two factors significantly contributed to the reduction in inventories compared to the same period last year. The Company will continue to actively manage inventory levels throughout 2008 to drive inventory productivity and to maximize cash flows.  A key component of the Company’s strategy to maximize inventory productivity is the Company’s ability to maintain current payment terms and credit limits with its vendors.  The Company is involved in ongoing discussions with vendors on appropriate inventory levels, credit limits and other measures.

Net cash provided by investing activities of continuing operations was $22.5 million in 2008.  This was the result of the cash proceeds of $94.5 million received during 2008 from the sale of the Company’s Australia, New Zealand and Singapore businesses. Subsequent to the end of the third quarter, the Company received its final payment of $2.8 million related to the sale of these businesses.  This income was partially offset by capital expenditures of $72.0 million for new stores, new information technology systems including spending on the Company’s e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. Net cash used for investing activities was $84.3 million in 2007 from continuing operations.

Net cash used for financing activities of continuing operations was $29.0 million in 2008, resulting primarily from the repayment of the credit facility of $71.1 million, the payment of cash dividends during the first quarter on shares of the Company’s common stock of $6.5 million, and the repayment of long-term debt of $0.4 million. Partially offsetting these items were funding generated by the short-term note financing from Pershing Square of $42.5 million, proceeds from the issuance of long-term debt of $1.2 million, the issuance of common stock of $5.1 million and proceeds from the excess tax benefit of stock option exercises of $0.2 million. Net cash provided by financing activities was $272.0 million in 2007 from continuing operations.

The Company expects capital expenditures to be approximately $80.0 million in 2008, compared to the $129.6 million of capital expenditures from continuing operations in 2007. The Company has critically reviewed all capital expenditures to focus on necessary maintenance spending and projects with very high return on capital. Capital expenditures in 2008 will result primarily from investment in management information systems, the Company’s new e-commerce Web site, as well as a reduced number of new superstore openings. In addition, capital expenditures will result from maintenance spending for existing stores, distribution centers and management information systems. The Company opened 14 domestic Borders Superstores in 2008, including 12 new stores and two relocations. Average cash requirements for the opening of a prototype Borders Books and Music superstore are $2.8 million, representing capital expenditures of $1.6 million, inventory requirements (net of related accounts payable) of $1.0 million, and $0.2 million of pre-opening costs. Average cash requirements to open a new airport or outlet mall store range from $0.3 million to $0.8 million, depending on the size and format of the store. Average cash requirements for a major remodel of a Borders superstore are between $0.1 million and $0.5 million. The Company plans to lease new store locations predominantly under operating leases. The Company plans to open a minimal number of new Borders stores during the next two fiscal years.

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

The Company has a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at the Company’s option. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million. The Company had borrowings outstanding under the Credit Agreement of $477.3 million, $787.0 million and $547.3 million at November 1, 2008, November 3, 2007 and February 2, 2008, respectively, excluding any borrowings outstanding related to the Company’s discontinued operations. The Australia, New Zealand and Singapore bookstores had borrowings outstanding of $3.7 million as of November 3, 2007.

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

As of November 1, 2008, the Company was in compliance with its debt covenants. The Company currently does not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.

On April 9, 2008, the Company completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 million to the Company, due January 15, 2009, and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a backstop purchase commitment. During the second quarter of 2008, the Company sold its Australia, New Zealand and Singapore subsidiaries to A&R Whitcoulls Group Holdings Pty Limited, reducing Pershing Square’s remaining purchase obligation to only the U.K. subsidiaries at a price of $65.0 million.

The financing agreement with Pershing Square also included the issuance of 14.7 million warrants to purchase the Company’s common stock at $7.00 per share. The warrants can be cash-settled in certain circumstances and have a term of 6.5 years. The warrants feature full anti-dilution protection, including preservation of the right to convert into the same percentage of the fully-diluted shares of the Company’s common stock that would be outstanding on a pro forma basis giving effect to the issuance of the shares underlying the warrants at all times, and “full-ratchet” adjustment to the exercise price for future issuances (in each case, subject to certain exceptions), and adjustments to compensate for all dividends and distributions.

The Company plans to operate its business and execute its strategic initiatives principally with funds generated from operations, financing through the Credit Agreement and the Pershing Square financing agreement, potential monetization of its investment in the Paperchase U.K. business, and other sources of new financing as deemed necessary and available. As of the third quarter of 2008 and through its investigation of strategic alternatives, the Company has determined that the debt and equity capital markets are currently unavailable to the Company based on current market conditions. In addition, the Company’s liquidity is impacted by vendor credit levels, which the Company relies on to finance approximately 48% of its inventory (calculated as Trade accounts payable divided by Merchandise inventories). The Company is working closely with vendors to reduce inventory levels to improve the Company’s performance and to operate within credit levels acceptable to the vendors. Based on current internal sales projections and current vendor credit levels, the Company believes that its current financing agreements, as well as other initiatives to maximize cash flow, will allow the Company to be fully funded during fiscal 2008, where absent these measures, liquidity issues may otherwise have arisen during the year. Going forward, the Company will continue to focus on strengthening its balance sheet, and will review cost structures with the goal of further reducing expenses to improve profitability, reduce working capital needs, drive inventory productivity and, if available, pursue additional financing.

Off-Balance Sheet Arrangements

At November 1, 2008, the Company is the primary beneficiary of two variable interest entities (“VIEs”), due to the Company’s guarantee of the debt of these entities. As a result, the Company consolidates these VIEs and has recorded property and equipment, net of accumulated depreciation, of $4.8 million, long-term debt (including current portion) of $5.1 million and minority interest of $0.3 million at November 1, 2008.

As discussed previously, the Company guarantees the leases of four stores that it previously owned in Australia and New Zealand. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $13.7 million. The Company has recorded a contingent liability of approximately $0.7 million based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.1 million. The Company previously reserved for this item.

The Company also guarantees the leases of four stores that it previously owned in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $137.5 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require the Company to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce the Company’s potential liability. As of the end of the third quarter of 2008, the Company has re-evaluated the likelihood that it will have to perform under the guarantees and as a result, recorded an additional reserve of $5.5 million, bringing the contingent liability to approximately $10.3 million as of November 1, 2008.

The Company also has indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9 million, and the Company has recorded a liability of approximately $3.6 million based upon the likelihood that the Company will be required to perform under the indemnification.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. As of the end of the third quarter of 2008, the Company held no derivative instruments.

Related Party Transactions

The Company has not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed on page 12 of this report, which would have had a material effect on the Company’s financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “look toward,” “going forward,” “continuing,” “planning,” “returning,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial performance (including earnings per share, gross margins and inventory turns, liquidity, same-store sales, cost reduction initiatives, and anticipated capital expenditures and depreciation and amortization amounts), its exploration of strategic alternatives, its financing agreement with Pershing Square and the benefits thereof, strategic plans and expected financing and benefits relating to such plans (including steps to be taken to improve the performance of domestic superstores, the downsizing of the Waldenbooks Specialty Retail segment and the performance of the Company’s proprietary Web site).

These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the Company’s forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital to fund the Company’s operations and to carry out its strategic plans; and the performance of the Company’s information technology systems and the development of improvements to the systems necessary to implement the Company’s strategic plan, and, with respect to the exploration of strategic alternatives including the sale of certain parts of the Company, the ability to attract interested third parties.

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

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 1, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  There have been no significant changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended February 2, 2008, other than discussed below.

Availability of Capital Resources

The Company’s success is dependent on the availability of adequate capital to fund the Company’s operations and to carry out its strategic plans.  Through its investigation of strategic alternatives, the Company determined that the debt and equity capital markets are currently unavailable to the Company based on current market conditions.  A continuing inability to access these markets could have a material adverse effect on the Company’s ability to implement its business strategy and on its financial condition and results of operations. Additional key drivers of the Company’s cash flows are sales, expense management, vendor credit terms and limits, capital spending and the Company’s inventory turn improvement initiative.

On April 9, 2008, the Company completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square has loaned $42.5 million to the Company and will purchase, at the Company’s discretion, certain of the Company’s international businesses pursuant to a backstop purchase commitment. During the second quarter of 2008, the Company sold its Australia, New Zealand and Singapore subsidiaries to A&R Whitcoulls Group Holdings Pty Limited, reducing Pershing Square’s remaining purchase obligation to only the U.K. subsidiaries at a price of $65.0 million. The terms of the Pershing Square financing agreement have been approved by the lenders under the Company’s current revolving credit facility, and the revolving credit facility has been amended accordingly.  The Company is in discussions with Pershing Square regarding an alternative financing transaction, but no assurance can be given as to whether such a transaction will be entered into or consummated.

Based on current internal projections and current vendor credit levels, the Company believes that its existing financing agreements, as well as other initiatives to maximize cash flow, will allow the Company to be fully funded. Such internal projections include, among other things, assumptions regarding sales and the continuation of vendor credit terms and limits substantially consistent with current terms and limits.  There can be no assurance that these assumptions will prove accurate, or that the Company’s current financing agreements and such other initiatives will be sufficient to sustain the Company’s liquidity needs during fiscal 2008 or thereafter.

Strategic Alternatives Review Process

On March 20, 2008, the Company announced that it would undergo a strategic alternative review process. J.P. Morgan Securities Inc. and Merrill Lynch & Co. were retained as the Company’s financial advisors to assist in this process. The review included the investigation of a wide range of alternatives including the sale of the Company and/or certain divisions for the purpose of maximizing shareholder value. With respect to the sale of the Company, the Company is no longer contemplating a transaction.  Regarding Paperchase Products Limited (“Paperchase”), the Company retains its right to exercise its “put” option to sell its Paperchase business to Pershing Square for $65 million.  The Company, however, can give no assurances that a transaction of any kind will occur. The Company also cannot ensure that any transactions that are completed will provide for terms favorable to the Company or will have a material beneficial effect on the Company’s business or financial condition or results of operations.

Planned Strategy for International Business

The Company has sold its bookstore operations in Australia, New Zealand, Singapore, the U.K., and Ireland, and is currently exploring strategic alternatives, including possible sale, for Paperchase. There can be no assurance that the Company will be able to attract interested third parties, or in lieu of that, operate its remaining international businesses profitably.

Planned Strategy for E-commerce Business

The Company’s business strategy includes the development and operation of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. The Company launched its e-commerce Web site during May 2008. Prior to April 2001 and its agreement with Amazon, the Company operated a proprietary e-commerce business and experienced significant losses. There can be no assurance that the Company will be able to operate its current proprietary e-commerce platform reliably or profitably.

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. The Company believes that the remainder of 2008 will be challenging due to continued uncertainty in the economic environment, and it anticipates the environment will remain challenging into 2009. The Company also believes that the increase in consumer spending via Internet retailers may significantly affect its ability to generate sales in its stores. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its growth strategy.

Guarantees of Disposed Foreign Businesses

The Company guarantees four store leases relating to its former subsidiaries in the United Kingdom and Ireland. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $137.5 million. The leases provide for periodic rent reviews, which could increase the Company’s potential liability. As of the end of the third quarter of 2008, the Company has re-evaluated the likelihood that it will have to perform under the guarantees and as a result, recorded an additional reserve of $5.5 million, bringing the total recorded liability to approximately $10.3 million as of November 1, 2008.

Also under the terms of the sale agreement, the Company indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9 million, and the Company has recorded a liability of approximately $3.6 million based upon the likelihood that the Company will be required to perform under the indemnification.

The Company also guarantees four store leases relating to its former subsidiaries in Australia and New Zealand. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.7 million. The Company has recorded a contingent liability of approximately $0.7 million based upon the likelihood that the Company will be required to perform under the guarantees. Also under the terms of the sale agreement, the Company provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.1 million.

New York Stock Exchange Listing

Shares of the Company’s stock are listed on the New York Stock Exchange (“NYSE”).  The NYSE applies certain criteria to all listed companies, and there can be no assurance that the Company will continue to meet those criteria. If the Company fails to meet one or more of these criteria, the NYSE could delist the Company’s common stock from trading on the exchange. If the Company’s common stock is delisted, it would be likely to significantly reduce the liquidity of the trading market for the Company’s shares and to have a material adverse effect on the trading price of the Company’s common stock.

Goodwill and Long-Lived Asset Impairments

The Company utilizes estimates of future operating performance and market assumptions in its evaluation of the recoverability of goodwill and long-lived assets.  To the extent that actual performance or other factors differ from such estimates, the carrying value of the Company’s goodwill and long-lived assets could be substantially reduced, resulting in a material adverse impact to the Company’s statement of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased during the third quarter of fiscal 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

Exhibits:

3.1	(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2	(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3	(3)	Restated bylaws of Borders Group, Inc.
3.4	(4)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5	(2)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6	(5)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7	(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.50	(7)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10.51		Third Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated December 9, 2008

31.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of George L. Jones, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Edward W. Wilhelm, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)		Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)		Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(3)		Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(4)		Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(5)		Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(6)		Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(7)		Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date:    December 11, 2008                                                                                                                     By: /s/EDWARD W. WILHELM

Edward W. Wilhelm
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)