Form 10-K
period 2009-01-31
BORDERS GROUP INC
filed 2009-04-01
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $301,483,891 based upon the closing market price of $4.98 per share of Common Stock on the New York Stock Exchange as of August 2, 2008.

Number of shares of Common Stock outstanding as of March 24, 2009: 59,471,933

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I

Item 1.	Business

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “look toward,” “going forward,” “continuing,” “planning,” “returning,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as our future financial condition or performance (including earnings per share, gross margins and inventory turns, liquidity, same-store sales, cost reduction initiatives and anticipated capital expenditures and depreciation and amortization amounts), our financing agreements and other capital resources, strategic plans and benefits relating to such plans (including steps to be taken to improve the performance of Borders Superstores, the downsizing of the Waldenbooks Specialty Retail segment and our proprietary Web site).

These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in our forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for our products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital to fund our operations and to carry out our strategic plans; and the performance of our information technology systems and the development of improvements to the systems necessary to implement our strategic plan.

Although it is not possible to predict or identify all such factors, they may include the risks discussed in “Item 1A. — Risk Factors.” We do not undertake any obligation to update forward-looking statements.

General

Borders Group, Inc., through our subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “our” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 31, 2009, we operated 518 superstores under the Borders name, including 515 in the United States and three in Puerto Rico. We also operated 386 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 31, 2009, Paperchase operated 117 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 Borders superstores.

In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. On September 21, 2007, we sold bookstores that we had owned and operated in the U.K. and Ireland. See “Note 15 — Discontinued Operations” for further discussion of our disposal of these bookstore operations.

Business Strategy

Our business strategy is designed to address the most significant opportunities and challenges facing the company. In particular, our challenges include maturity in our primary product categories, an extremely competitive marketplace (including both store-based and online competitors) and product formats that are evolving from physical formats to digital formats. These factors, among others, have contributed to declines in our comparable store sales measures and in our sales-per-square-foot measures over the last several years. These declines have, in turn, negatively impacted profitability.

The U.S. book retailing industry is a mature industry, and growth has slowed in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores and in enhancing Internet-based sales channels. In particular, we see potential in combining the greater selection offered by Internet retailing with the inviting atmosphere of our physical stores. In 2008, we reviewed all cost structures with the goal of reducing expenses and working capital needs by driving inventory productivity, thus improving cash flow and lowering supply chain costs. Driven by these factors, we reduced expenses, including corporate, stores and distribution expenses, by $90.0 million in 2008, and expect to reduce expenses, including corporate, stores and distribution expenses, by $120.0 million in 2009 compared to 2008.

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music. This trend, which we expect to continue, is also beginning to manifest itself in the book and movie categories. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities.

Our physical stores, however, remain integral to our future success. The environment in which our stores operate is intensely competitive and includes not only Internet-based retailers and book superstore operators, but also mass merchants and other non-bookseller retailers. Because of this, the industry has experienced significant price competition over the last several years, which has decreased gross margin percentages for us and some competitors. We anticipate that these trends will continue, rewarding those who can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rich shopping experience in a relaxing, enjoyable atmosphere.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our business strategy.

Segment Information

Our business is organized based upon the following reportable segments: Borders Superstores (including Borders.com, which launched in May 2008), Waldenbooks Specialty Retail stores and International stores (including Borders and Paperchase stores). Corporate consists of the unallocated portion of certain corporate governance and corporate incentive costs. See “Note 14 — Segment Information” in the notes to consolidated financial statements for further information relating to these segments.

Borders Superstores

Borders is a premier operator of book, music and movie superstores in the United States. In 2008, we opened 12 new Borders superstores, and achieved average sales per square foot of $203 and average sales per superstore of $5.0 million across the chain. Borders superstores offer customers a vast assortment of books, music and movies, gifts and stationery, superior customer service and an inviting and comfortable environment designed to encourage browsing. The largest superstores carry up to 192,000 book, bargain book, music, movie and periodical titles. On average, Borders Superstores carry 80,000 book titles, with individual store selections ranging from 39,000 titles to 120,000 titles, across numerous categories, including many hard-to-find titles.

As of January 31, 2009, the majority of Borders superstores were in a book, music and movie format. During 2008, we reallocated floor space in our stores in order to reduce the floor space allocated to the music category. This primarily resulted in additional square footage devoted to gifts and stationery and books. We plan to continue to reduce the space allocated to music during 2009, as well as movie inventory, and continue to increase the space devoted to an expanded assortment of children’s books and other growth categories within books, gifts and stationery and non-book products such as teaching materials. We have placed stores into four tiers, with stores in the highest-performing tier maintaining their current music and movie title count (up to 20,000 titles of music and up to 12,000 titles of movies), and stores in the lowest-performing tier reducing their title count to the top 50 titles in each category.

Borders superstores average 24,700 square feet in size, including approximately 13,100 square feet devoted to books, 2,600 square feet devoted to music, 800 square feet devoted to newsstand and 900 square feet devoted to movies. The typical Borders superstore also dedicates approximately 1,000 square feet to gifts and stationery. In 2005, we began to install Paperchase shops in all new and most remodeled superstores as part of a long-term plan to enhance the variety and distinctiveness of our gifts and stationery offering. In addition, we devote approximately 1,400 square feet to a cafe within virtually all Borders superstores. We have a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which we operate Seattle’s Best Coffee-branded cafes within substantially all of our existing Borders superstores in the continental U.S. and Alaska and new stores as they are opened.

We are focused on improving key retailing practices at our superstores in order to become the bookstore for the serious reader. This includes increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. Additionally, we have made significant reductions in corporate and other selling, general and administrative costs over the last twelve months. A key element of this strategy is the enhancement of certain key categories, which will help to distinguish our domestic superstores from competitors. These categories include children’s, wellness, cooking, educational materials, Seattle’s Best Coffee cafes and Paperchase gifts & stationery shops, which continue to be drivers of both sales and increased profitability for their categories.

The number of Borders superstores located in each state and the District of Columbia as of January 31, 2009 is listed below:

Number of
State	Stores
Alaska	1
Arizona	11
Arkansas	1
California	82
Colorado	14
Connecticut	11
Delaware	2
District of Columbia	3
Florida	26
Georgia	15
Hawaii	8
Idaho	2
Illinois	36
Indiana	13
Iowa	4
Kansas	6
Kentucky	5
Louisiana	3
Maine	3
Maryland	11
Massachusetts	16
Michigan	19
Minnesota	7
Mississippi	1
Missouri	11
Montana	3
Nebraska	3
Nevada	7
New Hampshire	4
New Jersey	15
New Mexico	5
New York	28
North Carolina	10
Ohio	19
Oklahoma	4
Oregon	7
Pennsylvania	25
Rhode Island	2
South Dakota	1
Tennessee	7
Texas	24
Utah	3
Vermont	1
Virginia	15
Washington	13
West Virginia	2
Wisconsin	6

Total	515

Waldenbooks Specialty Retail Stores

Waldenbooks Specialty Retail operates small format stores in malls, airports and outlet malls, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks Specialty Retail operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores and our mall-based seasonal businesses. Average sales per square foot were $266 and average sales per store were $1.1 million for 2008. Waldenbooks Specialty Retail stores average approximately 3,700 square feet in size, and carry an average of 13,500 titles, ranging from 5,500 in airport stores to 18,000 in large format stores.

The number of Waldenbooks Specialty Retail stores located in each state and the District of Columbia as of January 31, 2009 is listed below:

Number of
State	Stores

Alabama	1
Alaska	2
Arizona	4
Arkansas	2
California	21
Colorado	2
Connecticut	5
Delaware	2
District of Columbia	2
Florida	23
Georgia	8
Hawaii	4
Idaho	1
Illinois	16
Indiana	9
Iowa	3
Kansas	4
Kentucky	7
Louisiana	2
Maine	1
Maryland	13
Massachusetts	12
Michigan	21
Minnesota	2
Mississippi	2
Missouri	5
Montana	2
Nebraska	4
Nevada	3
New Hampshire	5
New Jersey	14
New Mexico	2
New York	18
North Carolina	14
North Dakota	1
Ohio	25
Oklahoma	8
Oregon	6
Pennsylvania	41
Rhode Island	2
South Carolina	6
South Dakota	2
Tennessee	3
Texas	21
Utah	1
Vermont	3
Virginia	12
Washington	5
West Virginia	6
Wisconsin	7
Wyoming	1

Total	386

International Stores

Our International stores include three Borders superstores in Puerto Rico and our Paperchase U.K. business. Paperchase is a brand leader in design-led and innovative stationery retailing in the United Kingdom. As of January 31, 2009, we operated 117 Paperchase locations, including 41 stand-alone stores, 69 concessions in the stores of other retailers, and seven stores located in railway stations. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.

In July 2004, we increased our 15% equity stake in Paperchase to 96.5%, and purchased an additional 0.5% interest in November 2007. During the fourth quarter 2008, we purchased the remaining 3% of shares in Paperchase that we had not previously owned, bringing our ownership interest in Paperchase to 100% as of January 31, 2009.

We sold all of our bookstores in Australia, New Zealand, and Singapore on June 10, 2008. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. See “Note 15 — Discontinued Operations” in the notes to consolidated financial statements for further information relating to the sale of these bookstores.

Internet

Our business strategy includes the operation of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. We launched our e-commerce Web site during May 2008.

Distribution

Our centralized distribution system, consisting of seven distribution facilities worldwide, enhances our ability to manage inventory on a store-by-store basis. Inventory is shipped from vendors primarily to our distribution centers. Approximately 90% of the books carried by our stores are processed through our distribution facilities. Borders purchases substantially all of its music and movie merchandise directly from manufacturers and utilizes our distribution centers to ship approximately 95% of its music and movie inventory to stores.

In general, unsold books and magazines can be returned to vendors at cost. Borders superstores and Waldenbooks Specialty Retail stores return books to our centralized returns center near Nashville, Tennessee to be processed for return to the publishers. In general, Borders can return music and movie merchandise to its vendors at cost plus an additional fee to cover handling and processing costs.

As of January 31, 2009, our distribution centers were located in:

		Approx Square
Locality, Country	Number	Footage

Bedfordshire, United Kingdom (services Paperchase)	1	67,000
California, United States	1	414,000
Pennsylvania, United States	1	600,000
Puerto Rico	1	10,500
Tennessee, United States	3	926,000

Total	7	2,017,500

During 2008, we completed a multi-year initiative to enhance the efficiency of our distribution and logistics network through the closure of our Ohio multimedia facility and de-consolidation of our multimedia fulfillment operations to the Tennessee, Pennsylvania, and California campuses.

Employees

As of January 31, 2009, we had a total of approximately 10,500 full-time employees and approximately 15,100 part-time employees worldwide. When hiring new employees, we consider a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point-of-sale terminals and store policies and procedures. We believe that our relations with employees are generally excellent. Our employees are not represented by unions.

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

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Ron Marshall	54	President and Chief Executive Officer
Anne M. Kubek	42	Executive Vice President, Merchandising and Marketing
Mark R. Bierley	42	Executive Vice President, Chief Financial Officer
Thomas D. Carney	62	Executive Vice President, General Counsel and Secretary
Daniel T. Smith	44	Executive Vice President, Chief Administrative Officer

Ron Marshall was appointed President, Chief Executive Officer and a Director of the Company effective January 5, 2009. Mr. Marshall was most recently Principal of Wildridge Capital Management, a private equity firm he founded approximately three years ago. Prior to founding Wildridge Capital, he was Chief Executive Officer for eight years with Nash Finch Company, a $5 billion food distribution and retail organization. Mr. Marshall earlier served as Executive Vice President and Chief Financial Officer from 1994 to 1998. Preceding that, Mr. Marshall served in senior management positions in a variety of retail companies including Dart Group Corporation’s Crown Books division and Barnes & Noble college bookstores.

Anne M. Kubek was appointed Executive Vice President, Merchandising and Marketing effective January 5, 2009. Ms. Kubek has been with the company since 1990, beginning her career as an assistant manager of the Borders store in Rockville, Maryland, and progressing through a series of management positions within the store organization. She came to the corporate office in 1996 and over the years has served as Vice President, Field Human Resources; Vice President, Book Merchandising; Vice President, Borders Store Operations and most recently as Senior Vice President, Borders Stores, a post she held since 2005.

Mark R. Bierley was appointed Chief Financial Officer and Executive Vice President, Finance effective January 5, 2009. Mr. Bierley has more than 20 years of financial and accounting experience and has been with Borders Group since 1996. He has progressed through a variety of management positions within the Company, including inventory and financial posts, and most recently served as Senior Vice President, Finance.

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

Daniel T. Smith was appointed to the new position of Executive Vice President, Chief Administrative Officer effective January 5, 2009. Mr. Smith, who has been with Borders Group since 1995 in a variety of leadership roles, including his most recent position as Executive Vice President, Human Resources, since April 2008. From January 2003 through April 2008, Mr. Smith served as Senior Vice President of Human Resources for the Company. From March 2000 through January 2003, Mr. Smith served as Vice President of

Human Resources for the Company. From April 1998 to March 2000, Mr. Smith served as Vice President of Human Resources of Waldenbooks. Mr. Smith served as Director of Human Resources for Waldenbooks from April 1996 to April 1998. He also served as Director of Compensation and Benefits of the Company from July 1995 to April 1996.

Additional Information

Our corporate Web site is located at http://www.borders.com/about us. The information found on our Web site is not part of this or any other report filed or furnished to the U.S. Securities and Exchange Commission. We have made available on our Web site under “Investors” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the U.S. Securities and Exchange Commission. Also available on this Web site are our corporate governance documents, including our committee charters and our Business Conduct Policy, Policy and Procedures Regarding Related Party Transactions, and a Code of Ethics Relating to Financial Reporting. We will disclose on our Web site any amendments to the Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver that would otherwise be required to be filed on a Form 8-K.

Printed copies of any of the documents available on our Web site will be provided to any shareholder without charge upon written request to Anne Roman, Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

We have filed with the Securities and Exchange Commission, as an exhibit to our Form 10-K annual report for fiscal 2008, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosure. During calendar 2008 George Jones, in the capacity as Chief Executive Officer of the Company, certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

Item 1A.	Risk Factors

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. We believe that 2009 will be a challenging year due to continued uncertainty in the economic environment. We also believe that the increase in consumer spending via Internet retailers may significantly affect our ability to generate sales in our stores. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in bestseller book, music and movie buying could have a material adverse effect on our financial condition and results of operations and our ability to fund our growth strategy.

Economic Conditions

Our financial condition and results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions and the current global financial crisis. Worldwide economic conditions and consumer spending have recently deteriorated significantly and may remain depressed for some time. Some of the factors that are having an impact on discretionary consumer spending include increased unemployment, reductions in disposable income as a result of recent severe market declines and declines in residential real estate values, credit availability and consumer confidence.

Competitive Environment

We have experienced declines in operating income over the last three years and such declines may continue. We believe that the decline is attributable to a number of factors, including increased competition from Internet retailers and a greater concentration on the sale of books and music by mass merchants and other non-bookstore retailers. In addition, with respect to music and movies, the downloading of titles has significantly impacted our sale of CDs and DVDs. Also, the overall consumer demand for products that we sell, particularly music and movies, has either declined or not experienced significant growth in recent years.

The retail book business is highly competitive. Competition within the retail book industry is fragmented, with Borders facing competition from the Internet and other superstore operators. In addition, Borders and Waldenbooks compete with other specialty retail stores that offer books in a particular area of specialty, independent single store operators, discount stores, drug stores, warehouse clubs, mail order clubs, mass merchandisers and other non-bookstore retailers. In the future, Borders and Waldenbooks may face additional competition from other categories of Internet and brick and mortar retailers entering the retail book market.

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

The Internet is a significant channel for retailing in all media categories that we carry. In particular, the retailing of books, music and movies over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content.

Availability of Capital Resources

Our success is dependent on the availability of adequate capital to fund our operations and to carry out our strategic plans. Key drivers of our cash flows are sales, expense management, capital spending and our inventory turn improvement initiative. There can be no assurance that we will have adequate access to capital markets, which could have a material adverse effect on our ability to implement our business strategy and our financial condition and results of operations.

We have a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million limited to and secured by eligible inventory and accounts receivable and related assets. On April 9, 2008, we completed a financing agreement with investment funds managed by Pershing Square Capital Management, L.P. (“Pershing Square”), which was most recently amended on March 30, 2009. Under the terms of the most recent amendment, Pershing Square has extended the maturity date of the term loan of $42.5 million at a fixed interest rate of 9.8% to April 1, 2010.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. As of the fourth quarter of 2008, however, we have determined that the debt and equity capital markets are currently unavailable to us based on current market conditions. In addition, our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely upon vendor credit to finance approximately 43% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement. Based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during fiscal 2009. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in us having insufficient funds for our operations.

Planned Strategy for Borders Superstores

We are focused on improving key retailing practices at our superstores in order to become the bookstore for the serious reader. This includes increasing effectiveness of merchandise presentation, improving assortment planning, expense reduction initiatives, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key element of this strategy is the enhancement of certain key categories, which will help to distinguish our domestic superstores from competitors. These categories include children’s, wellness, cooking, educational materials, a Seattle’s Best Coffee cafes, and Paperchase gifts and stationery shops, which continue to be drivers of both sales and increased profitability for their categories.

To address declining sales in the music category, as well as increasing space available for improved merchandise presentation and expansion of higher margin categories, we have reduced music inventories and reallocated floor space in our stores. In general, this has resulted in greater space being allocated to books and gifts and stationery. We plan to continue to reduce the space allocated to music during 2009, as well as movie inventory, and continue to increase the space devoted to an expanded assortment of children’s books and other growth categories within books, gifts and stationery and non-book products such as teaching materials. There can be no assurance that these changes will be successful in improving sales and profitability.

As a result of our focus on existing stores and the need to preserve liquidity, we have effectively curtailed our new store program for fiscal 2009. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. Closures of underperforming Borders Superstores may result in asset impairment charges and store closure costs.

Planned Strategy for the Waldenbooks Specialty Retail Business

The Waldenbooks Specialty Retail segment has generally experienced negative comparable store sales percentages for the past several years, primarily due to an overall decrease in mall traffic, sluggish bestseller sales and increased competition from all channels. Although we expect that comparable store sales percentages will continue to decrease over the next few years, we believe that the Company has the potential to operate mall-based stores profitably. An important element of this strategy is the signing of short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs. We have recently increased the store profitability targets required for store lease renewals, which could also lead to increased numbers of asset impairments and store closures. There can be no assurance that we will be able to right-size the Waldenbooks Specialty Retail chain at the correct rate, or that such efforts will be successful in improving profitability of the Waldenbooks Specialty Retail business.

These measures are expected to improve profitability and free cash flow in the long term. We will retain stable mall-based locations that meet acceptable profit and return on investment objectives and in those stores, change product assortment and formats to drive sales and profitability. There can be no assurance that mall traffic will not decline further or that competition, or other factors, will not further adversely affect Waldenbooks’ sales.

Planned Strategy for International Business

We have suspended growth and investment in our International businesses. We sold our bookstore operations in Australia, New Zealand, Singapore, the U.K., and Ireland, in order to focus on our domestic business.

We believe that the Borders brand has global potential, and that future International growth, if pursued, will most profitably utilize a franchise business model, which we have applied successfully in Malaysia and the United Arab Emirates. There can be no assurance that we will be successful or profitable in applying the franchise business model.

Planned Strategy for E-commerce Business

Our business strategy includes the operation of a proprietary e-commerce platform, which includes both in-store and online e-commerce components. We launched our e-commerce Web site during May 2008. Prior to April 2001 and our agreement with Amazon, we operated a proprietary e-commerce business and experienced significant losses. There can be no assurance that we will be able to operate our current proprietary e-commerce platform reliably or profitably.

Business Strategy

Our future results will depend, among other things, on our success in implementing our business strategy. There can be no assurance that we will be successful in implementing our business strategy, or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

Seasonality

Our business is highly seasonal, with sales generally highest in the fourth quarter. In 2008, 33.4% of our sales and 37.1% of our gross profit were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter and less than satisfactory net sales for such period could have a material adverse effect on our financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to our mall business, overall mall traffic. Because of the seasonal nature of our business, our operations typically use cash during the first three quarters of the year and generate cash from operations in the fourth quarter.

Foreign Exchange Risk

The results of operations of the International segment are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, we are subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement.

Guarantees of Disposed Foreign Businesses

We guarantee four store leases relating to our former subsidiaries in the United Kingdom and Ireland. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $134.0 million. The leases provide for periodic rent reviews, which could increase our potential liability. At January 31, 2009, we have reserved $9.0 million based upon the likelihood that we will be required to perform under these guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $7.7 million, and we have recorded a tax liability of approximately $3.1 million based upon the likelihood that we will be required to perform under the indemnification.

We also guarantee four store leases relating to our former subsidiaries in Australia and New Zealand. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $11.2 million. We have recorded a contingent liability of approximately $0.6 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $4.9 million. We have recorded a tax liability of $1.4 million for this contingency.

New York Stock Exchange Listing

On December 31, 2008, we received a notice from the NYSE that we did not satisfy one of the NYSE’s standards for continued listing applicable to our common stock. The NYSE noted specifically that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period. The NYSE’s price criteria standard requires that any listed security trade at a minimum average closing share price of $1.00 during any consecutive 30-trading-day period. Under the NYSE’s rules, in order to cure the deficiency for this continued listing standard, we must bring our share price and average share price back above $1.00 by six months following receipt of the non-compliance notice. The NYSE also has advised us that our current absolute market capitalization was approaching the minimum standard of total market capitalization of $25 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any cure period (this standard was subsequently temporarily lowered to $15 million).

In February 2009, the NYSE suspended the minimum share price and market capitalization requirements until June 30, 2009. Based on this suspension, the cure period for our failure to comply with the minimum price requirement has been extended until approximately October of 2009. Subject to shareholder approval, we may implement a reverse split of our common stock, if required to enable us to meet the NYSE minimum share price standards. There can be no assurance that our shares will remain listed on the NYSE or any reverse split that may be completed will increase our share price sufficiently to permit us to continue to satisfy the NYSE’s listing standards.

In connection with our financing agreement with Pershing Square, we have issued warrants to Pershing Square exercisable for a total of 14.7 million shares of our common stock at an exercise price of $0.65 per share. Under the terms of the warrants, if our common stock ceases to be listed on the NYSE or one of the trading markets of the Nasdaq Stock Market LLC, holders of the warrants have the right to require us to redeem the warrants for an amount in cash equal to the fair value of the redeemed warrants, as determined by an independent financial expert. To the extent we are unable to pay the redemption price in cash when due, we will be obligated to pay interest on the unpaid redemption amount at a rate of 10% per annum. Accordingly, our inability to maintain the continued listing of our common stock could have a material adverse effect on our liquidity and financial condition.

Potential for Uninsured Losses

We are subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, hurricanes or floods, for which no, or limited, insurance coverage is maintained.

Litigation and Other Claims

We are subject to risk of losses which may arise from adverse litigation results or other claims, including the matters described under “Legal Proceedings” in Item 3.

Information Technology Systems Risks

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs is essential to our ability to execute our business strategy. In addition, our strategy is dependent on enhancing our existing merchandising systems, a process currently under way. There can be no assurances that we will be able to effectively maintain, upgrade or enhance systems, or add new systems, in a timely and cost effective manner and may not be able to integrate any newly developed or purchased technologies with existing systems. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a material adverse effect on our ability to implement our business strategy and on our financial condition and results of operations.

The failure of our information systems to perform as designed or our failure to implement and operate our information systems effectively could disrupt our operations or subject us to liability, which could have a material adverse effect on our financial condition and results of operations.

In addition, the confidentiality of our data, as well as that of our employees, customers and other third parties, must be protected. We have systems and processes in place that are designed to protect information and prevent fraudulent payment transactions and other security breaches. There can be no assurance that these systems and processes will be effective in preventing or mitigating such fraud, and such breaches could have a material adverse effect on our financial condition and results of operations.

Reliance on Key Personnel

We believe that our continued success will depend to a significant extent upon the efforts and abilities of Ron Marshall, President and Chief Executive Officer, as well as certain of our other key officers of the Company and of our subsidiaries. The loss of the services of Mr. Marshall or of other such key officers could have a material adverse effect on our results of operations. We do not maintain “key man” life insurance on any of our key officers.

Other Risks

We are also subject to numerous other risks and uncertainties which could adversely affect our business, financial condition, operating results and cash flows. These risks include, but are not limited to, higher than anticipated interest, occupancy, labor, merchandise, distribution and inventory shrinkage costs, unanticipated work stoppages, energy disruptions or shortages or higher than anticipated energy costs, asset impairments relating to underperforming stores or other unusual items, including any charges that may result from the implementation of our strategic plan, higher than anticipated costs associated with the closing of underperforming stores, the continued availability of adequate capital to fund our operations, the stability and capacity of our information systems, unanticipated costs or problems relating to the information technology systems required for our operations, and changes in accounting rules.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Borders leases all of its stores. Borders store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 31, 2009, the average unexpired term under Borders existing store leases in the United States was 9.0 years prior to the exercise of any options. The expirations of Borders leases for stores open at January 31, 2009 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2010	11
2011	26
2012	8
2013	17
2014	20
2015 and later	433

Total	515

Waldenbooks Specialty Retail leases all of its stores. Waldenbooks Specialty Retail store leases generally have an initial term of five to 10 years, and in certain cases possess renewal terms of one to three years. At present, the average unexpired term under Waldenbooks Specialty Retail existing store leases is approximately 1.4 years. The expirations of Waldenbooks Specialty Retail leases for stores open at January 31, 2009 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 31	Stores

2010	240
2011	79
2012	32
2013	14
2014	9
2015 and later	12

Total	386

We lease all three of our International superstores in Puerto Rico, with initial lease terms ranging from 15 to 25 years and which all expire in 2015 or later. The average unexpired term under these leases is approximately 9.8 years as of January 31, 2009. Our Paperchase operations in the U.K. generally lease stores under operating leases with terms ranging from six to 20 years. The average remaining lease term for Paperchase stores in the U.K. is 8.2 years.

We lease a portion of our corporate headquarters in Ann Arbor, Michigan and own the remaining building and improvements. We also lease all distribution centers.

Item 3.	Legal Proceedings

In February 2009, three former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as General Managers in Borders stores in the State of California at any time from February 19, 2005, through February 19, 2009, have filed an action against the Company in the Superior Court of California for the County of Orange. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that we violated the California Labor Code by failing to (i) pay required overtime and (ii) provide meal periods and rest periods, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our consolidated financial statements in connection with this matter. Discovery has not commenced and the Company cannot reasonably estimate the potential exposure, if any, at this time. The Company intends to vigorously defend this action.

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, the Company had agreements with Amazon to operate websites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against us in Tennessee and Nevada have been dismissed. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of potential loss at this time. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. The Company intends to vigorously defend this action.

In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders Gift Cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that the Company sells gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint seeks disgorgement of profits, restitution, attorney’s fees and costs and an injunction. The Company intends to vigorously defend this action. Discovery has not commenced and the Company cannot reasonably estimate the potential exposure, if any, at this time.

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses. Some of such matters may involve claims for large sums (including, from time to time, actions which are asserted to be maintainable as class action suits). Any such other litigation or claims, if ultimately determined in a manner adverse to us, could have a material adverse effect on our liquidity, financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for our Common Stock and the quarterly dividends declared.

			Dividends
	High	Low	Declared

Fiscal Quarter 2008
First Quarter	$11.23	$5.07	$—
Second Quarter	$7.30	$4.12	$—
Third Quarter	$7.80	$2.44	$—
Fourth Quarter	$3.39	$0.35	$—
Fiscal Quarter 2007
First Quarter	$22.34	$19.52	$0.11
Second Quarter	$23.41	$15.02	$0.11
Third Quarter	$16.32	$12.28	$0.11
Fourth Quarter	$13.88	$9.21	$0.11

Our Common Stock is traded on the New York Stock Exchange under the symbol BGP.

On December 31, 2008, we received a notice from the NYSE that we did not satisfy one of the NYSE’s standards for continued listing applicable to its common stock. The NYSE noted specifically that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period. The NYSE’s price criteria standard requires that any listed security trade at a minimum average closing share price of $1.00 during any consecutive 30-trading-day period. Under the NYSE’s rules, in order to cure the deficiency for this continued listing standard, we must bring our share price and average share price back above $1.00 by six months following receipt of the non-compliance notice. The NYSE also has advised us that our current absolute market capitalization was approaching the minimum standard of total market capitalization of $25 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any cure period (this standard was subsequently temporarily lowered to $15 million).

In February of 2009, the NYSE submitted a request to the Securities and Exchange Commission (the “SEC”) to approve the suspension of the NYSE’s minimum share price and market capitalization requirements until June 30, 2009. Based on this suspension, the cure period for our failure to comply with the minimum price requirement would be extended until approximately October of 2009. Subject to shareholder approval, we may implement a reverse split of our common stock, if required to enable us to meet the NYSE minimum share price standards.

As of March 24, 2009, there were 2,709 holders of record of our Common Stock.

The Board of Directors has suspended the quarterly dividend program in order to preserve capital for operations and strategic initiatives.

In connection with our financing agreement with Pershing Square, we have issued warrants to Pershing Square exercisable for a total of 14.7 million shares of our common stock. The current exercise price of the warrants is $0.65 per share. The warrants may be cash-settled at the option of the holder under certain circumstances, including the occurrence of a change in control of the Company. The warrants feature full anti-dilution protection, including preservation of the right to convert into the same percentage of the fully-diluted shares of our common stock that would be outstanding on a pro forma basis giving effect to the issuance of the shares underlying the warrants at all times, and “full-ratchet” adjustment to the exercise price for future issuances (in each case, subject to certain exceptions), and adjustments to compensate for all dividends and distributions. The warrants are exercisable until October 9, 2014.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from January 24, 2004 through January 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Midcap 400 Specialty Retail Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 24, 2004.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Equity Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the equity compensation plan under which equity securities were authorized for issuance on January 31, 2009 (number of shares in thousands):

Number of
	Number of	Weighted-	Shares
	Awards	Average	Available
Plan Category	Outstanding(2)	Exercise Price(3)	for Issuance

Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	2,567	$12.53	4,851

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At January 31, 2009 there were approximately 0.5 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $16.92, which, if forfeited or cancelled, become available for issuance under the 2004 Plan. At January 31, 2009, there were 1.8 million stock options outstanding related to the employment inducement award granted to Mr. Marshall with an exercise price of $0.57 per share, representing the fair market value on the date of grant, which, if forfeited or cancelled, also become available for issuance under the 2004 Plan.

(2)	Number of awards outstanding as of January 31, 2009 includes approximately 317,131 restricted share units and approximately 2,249,769 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of January 31, 2009.

Purchases of Equity Securities

There were no shares repurchased during the fourth quarter of fiscal 2008.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 23,
(dollars in millions except per share data)	2009	2008	2007(1)	2006(1)	2005

Statement of Operations Data
Borders Superstores sales	$2,625.4	$2,847.2	$2,750.0	$2,709.5	$2,588.9
Waldenbooks Specialty Retail sales	480.0	562.8	663.9	744.8	779.9
International sales(2)	136.7	145.1	118.4	99.9	63.9

Total sales(2)	$3,242.1	$3,555.1	$3,532.3	$3,554.2	$3,432.7

Operating income (loss)(2)	$(149.2)	$4.1	$5.2	$172.0	$195.5
Income (loss) from continuing operations(2)	$(184.7)	$(19.9)	$(21.9)	$96.7	$112.9
Income (loss) from operations of discontinued operations	(1.7)	(8.7)	(129.4)	4.3	19.0
Loss from disposal of discontinued operations	(0.3)	(128.8)	—	—	—

Income (loss) from discontinued operations	(2.0)	(137.5)	(129.4)	4.3	19.0

Net income (loss)	$(186.7)	$(157.4)	$(151.3)	$101.0	$131.9

Per Share Data
Diluted (basic) earnings (loss) from continuing operations per common share(2)	(3.07)	(0.34)	(0.35)	1.36	1.45
Diluted (basic) earnings (loss) from discontinued operations per common share	(0.03)	(2.34)	(2.09)	0.06	0.24

Diluted (basic) earnings (loss) per common share	$(3.10)	$(2.68)	$(2.44)	$1.42	$1.69

Cash dividends declared per common share	$—	$0.44	$0.41	$0.37	$0.33
Balance Sheet Data
Working capital — continuing operations(2)	$77.5	$(6.3)	$69.0	$254.9	$486.2
Working capital	$77.5	$38.2	$127.7	$326.7	$569.4
Total assets — continuing operations(2)	$1,609.0	$2,147.1	$2,234.9	$2,146.8	2,220.6
Total assets	$1,609.0	$2,302.7	$2,613.4	$2,572.2	$2,628.8
Short-term borrowings — continuing operations(2)	$329.0	$548.4	$501.4	$183.0	$138.7
Short-term borrowings	$329.0	$548.4	$542.0	$206.4	$141.0
Long-term debt, including current portion	$6.6	$5.6	$5.4	$5.6	$55.9
Long-term capital lease obligations, including current portion	$2.0	$—	$0.4	$0.5	$0.1
Stockholders’ equity	$262.6	$476.9	$642.0	$927.8	$1,088.9

(1)	Our 2006 and 2005 fiscal years consisted of 53 weeks.

(2)	Excludes the results of discontinued operations (Borders Ireland Limited, Books etc., U.K. Superstores, Australia, New Zealand, and Singapore).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 31, 2009, we operated 518 superstores under the Borders name, including 515 in the United States and three in Puerto Rico. We also operated 386 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we own and operate United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 31, 2009, Paperchase operated 117 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 domestic Borders superstores.

In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. On September 21, 2007, we sold bookstores that we had owned and operated in the U.K. and Ireland. The sale of these businesses is discussed below under the caption “Discontinued Operations.”

Business Strategy

Our business strategy is designed to address the most significant opportunities and challenges facing the company. In particular, our challenges include maturity in our primary product categories, an extremely competitive marketplace (including both store-based and online competitors) and product formats that are evolving from physical formats to digital formats. These factors, among others, have contributed to declines in our comparable store sales measures and in our sales per square foot measures over the last several years. These declines have, in turn, negatively impacted profitability.

The U.S. book retailing industry is a mature industry, and growth has slowed in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores and in enhancing Internet-based sales channels. In particular, we see potential in combining the greater selection offered by Internet retailing with the inviting atmosphere of a physical store.

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music. This trend, which we expect to continue, is also beginning to manifest itself in the book and movie categories. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities.

Our physical stores, however, remain integral to our future success. The environment in which our stores operate is intensely competitive and includes not only Internet-based retailers and book superstore operators, but also mass merchants and other non-bookseller retailers. Because of this, the industry has experienced significant price competition over the last several years, which has decreased gross margin percentages for us and some competitors. We anticipate that these trends will continue, rewarding those who can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rich shopping experience in a relaxing, enjoyable atmosphere.

The principal components of our strategic plan are as follows:

Grow comparable store sales and profitability in Borders Superstores. We are focused on improving key retailing practices at our superstores in order to become the book store for the serious reader. This includes increasing effectiveness of merchandise presentation, improving assortment planning, expense reduction initiatives replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key element of this strategy is the enhancement of certain key categories, which will help to distinguish our domestic superstores from competitors. These categories include children’s, wellness, cooking, educational materials, Seattle’s Best Coffee cafes, and Paperchase gifts & stationery shops, which continue to be drivers of both sales and increased profitability for their categories.

To address declining sales in the music category, as well as increasing space available for improved merchandise presentation and expansion of higher margin categories, we have reduced music inventories and reallocated floor space in our stores. In general, this has resulted in greater space being allocated to an expanded assortment of children’s books and other growth categories within books, gifts and stationery and non-book products such as teaching materials. We plan to continue to reduce the space allocated to music during 2009, as well as movie inventory, and continue to increase the space devoted to gifts and stationery and books.

Also, we continue to develop our loyalty program, Borders Rewards, which has grown to approximately 32 million members and continues to grow. We will continue to focus on increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests.

As a result of our focus on existing stores and the need to preserve liquidity, we have effectively curtailed our new store program. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met.

Right-size the Waldenbooks Specialty Retail business. The Waldenbooks Specialty Retail segment has generally experienced negative comparable store sales percentages for the past several years, primarily due to an overall decrease in mall traffic, sluggish bestseller sales and increased competition from all channels. Although we expect that comparable store sales percentages will continue to decrease over the next few years, we believe that the Company has the potential to operate mall-based stores profitably. An important element of this strategy is the signing of short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs. We have recently increased the store profitability targets required for store lease renewals, which could also lead to increased numbers of asset impairments and store closures.

These measures are expected to improve profitability and free cash flow in the long term. We will retain stable mall-based locations that meet acceptable profit and return on investment objectives and in those stores, change product assortment and formats to drive sales and profitability.

Leverage innovation, technology and strategic alliances to differentiate our business. We will continue to drive sales to our recently-launched Web site, Borders.com, and continue our efforts to integrate the site with our physical stores. Borders.com launched in May 2008, and in-store e-commerce kiosks were introduced into Borders stores during the fourth quarter of 2008. This strategy creates a distinctive, cross-channel experience for customers, allows us to engage in key partnerships that are expected to build incremental revenues and margins, and enables the connection of e-commerce sales to the Borders Rewards loyalty program.

Borders.com also provides us a platform for delivering digital content to customers, and we currently offer a limited selection of digital downloads.

In order to focus on our domestic business, we have suspended growth and investment in our International businesses. We believe that the Borders brand has global potential, and that future international growth, if pursued, will most profitably utilize a franchise business model, which we have applied successfully in Malaysia and the United Arab Emirates.

We believe that fiscal 2009 will be challenging for retailers due to continued uncertainty in the economic environment, and as a consequence we will sharpen our focus on maximizing cash flow and profitability. In addition, we will continue to review all cost structures with the goal of reducing expenses, and will continue to reduce working capital needs by further driving inventory productivity, thus improving cash flow and lowering supply chain costs. Driven by these factors, we expect to reduce expenses, including corporate, stores and distribution expenses, by $120.0 million in 2009 compared to 2008.

We anticipate that such cost- and cash-savings measures will improve both profitability and liquidity in 2009 as compared to 2008, assuming that 2009 comparable store sales trends are consistent with those seen in 2008. However, we expect certain potential liquidity constraints in 2009, which are discussed further in “Liquidity and Capital Resources.”

Other Information

We operate a loyalty program, Borders Rewards. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. In addition, we offer Bonus Rewards Events, whereby members get special deals periodically throughout the year.

We have an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya operates Borders stores in Malaysia. We also have an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates operates Borders stores in the United Arab Emirates and other Gulf Cooperation Council (“GCC”) countries.

Through our subsidiaries, we had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Sites”). Under these agreements, Amazon was the merchant of record for all sales made through the Web Sites, and determined all prices and other terms and conditions applicable to such sales. Amazon was responsible for the fulfillment of all products sold through the Web Sites and retained all payments from customers. We received referral fees for products purchased through the Web Sites. The agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Taxes were not collected with respect to products sold on the Web Sites except in certain states. As previously discussed, we launched our proprietary e-commerce site during May 2008, and the Amazon agreements have been terminated subject to the survival of indemnification and certain other provisions.

During the fourth quarter of 2008, we purchased the remaining 3% ownership interest in Paperchase that we had not previously owned. As a result, our ownership of Paperchase increased to 100%. The cash consideration was $3.6 million.

Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2008 consisted of 52 weeks, and ended on January 31, 2009. Fiscal 2007 consisted of 52 weeks, and ended on February 2, 2008. Fiscal 2006 consisted of 53 weeks, and ended on February 3, 2007. References herein to years are to our fiscal years.

Discontinued Operations

On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand. The following is a summary of the principal terms of the Agreement:

The consideration for the sale was (a) a cash payment of $97.3 million, (b) a deferred payment of $3.3 million, payable on or about January 1, 2009 if certain operating results are achieved, and (c) a deferred payment of up to $6.5 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. We do not expect payment of the consideration described in (b) or (c).

The sale agreement included all 30 Borders Superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $11.2 million. We have recorded a contingent liability of approximately $0.6 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $4.9 million. We have recorded a tax liability of $1.4 million for this contingency.

We have not recorded any amount related to the contingent deferred consideration of $9.8 million as of January 31, 2009. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from our financing agreement with Pershing Square and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the loss on disposal.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4 million; (ii) the potential for up to an additional $14.3 million of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.4 million which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders Superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $134.0 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At January 31, 2009, we have reserved $9.0 million based upon the likelihood that we will be required to perform under these guarantees.

Also under the terms of the sale agreement, we indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $7.7 million, and we have recorded a tax liability of approximately $3.1 million based upon the likelihood that we will be required to perform under the indemnification.

We have not recorded any amount related to the contingent deferred consideration of $14.3 million as of January 31, 2009. We will record this amount once the realization of such amount is resolved beyond a reasonable doubt. We have attributed only a nominal value to our equity interest in Bookshop Acquisitions Ltd. and to our 7% loan notes.

These disposals resulted in losses of $0.3 million and $128.8 million for the years ended January 31, 2009 and February 2, 2008, respectively, while the operation of the disposed businesses resulted in losses of $1.7 million, $8.7 million, and $129.4 million for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

Results of Operations

The following table presents our consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years. All amounts reflect the results of our continuing operations unless otherwise noted.

	Jan. 31,	Feb. 2,	Feb. 3,
	2009	2008	2007

Sales	100.0%	100.0%	100.0%
Other revenue	1.0	1.2	1.1

Total revenue	101.0	101.2	101.1
Cost of merchandise sold (includes occupancy)	76.7	75.1	74.1

Gross margin	24.3	26.1	27.0
Selling, general and administrative expenses	25.9	25.5	25.0
Pre-opening expense	—	0.1	0.2
Goodwill impairment	1.2	—	—
Asset impairments and other writedowns	1.8	0.4	1.7

Operating income (loss)	(4.6)	0.1	0.1
Interest expense	0.1	1.2	0.8

Loss before income tax	(4.7)	(1.1)	(0.7)
Income tax expense (benefit)	0.9	(0.5)	(0.1)

Loss from continuing operations	(5.6)%	(0.6)%	(0.6)%

Consolidated Results — Comparison of 2008 to 2007

Sales

Consolidated sales decreased $313.0 million, or 8.8%, to $3,242.1 million in 2008 from $3,555.1 million in 2007. This resulted from decreased sales in all segments.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include our mall-based seasonal businesses.

Comparable store sales for Borders Superstores decreased 10.8% in 2008. This was primarily due to a significant decline in customer traffic that began in September 2008 and continued through the fourth quarter, as well as the 2007 release of the final book in the Harry Potter series. These items both contributed to negative comparable store sales in trade books of 8.2%. Also contributing to the decline in comparable store sales were decreased comparable store sales in the multimedia categories, primarily due to continuing negative sales trends of the CD and DVD formats and the planned reduction in inventory and floor space devoted to the category. Partially offsetting these declines were positive comparable store sales in gifts and stationery. These items contributed to a comparable store sales decline in non-book categories of 16.1% in 2008. Also, on a comparable store basis, transactions decreased by 7.0% and transaction dollars decreased by 4.1%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 5.1% in 2008, also primarily due to a significant decline in customer traffic that began in September 2008 and continued through the fourth quarter, as well as the 2007 release of the final book in the Harry Potter series. Also, on a comparable store sales basis, transactions decreased by 4.2% and transaction dollars decreased by 0.8%. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers and franchisees, and referral fees received from Amazon as part of the Web site agreement in 2007. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue decreased $9.0 million, or 21.3%, to $33.3 million in 2008 from $42.3 million in 2007, due to a decrease in the Borders Superstores segment. This resulted from decreased income recognized from unredeemed gift cards in 2008, which was due to a revised estimate of our gift card breakage rate. This was partially offset by increased marketing revenue earned through partnerships with third parties. Also contributing to the decrease was a decrease in the Waldenbooks Specialty Retail segment, which was also affected by our revision of the gift card breakage rate.

Gross margin

Consolidated gross margin decreased $138.5 million, or 14.9%, to $790.6 million in 2008 from $929.1 million in 2007. As a percentage of sales, consolidated gross margin decreased 1.8%, to 24.3% in 2008 from 26.1% in 2007. This was due to a decrease in the Borders Superstore segment, primarily due to increased occupancy costs as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Gross margin rate was also negatively impacted by increased store markdowns, increased freight costs, and increased cost of sales related to merchandise sales to the new owners of Borders Asia Pacific, all as a percentage of sales. Also contributing to the decline in the gross margin rate was decreased other revenue. These items were partially offset by decreased promotional discounts and decreased shrinkage expense as a percentage of sales. Also contributing to the consolidated decrease in the gross margin rate was a decrease in the Waldenbooks Specialty Retail segment. This was primarily due to increased promotional discounts as a percentage of sales. This increase in promotional discounts was due to lower store count in 2008 as compared to 2007, while we operated essentially the same number of calendar kiosks, which discount merchandise to a higher degree than our stores. In addition, we closed 112 stores in 2008 compared to 75 stores closed in 2007, which negatively impacted the gross margin rate, due to the liquidation of inventory prior to the stores’ closing. Also contributing to the decline in the gross margin rate were increased occupancy costs as a percentage of sales, due to the de-leveraging of expense caused by the decrease in comparable store sales, and decreased other revenue. Partially offsetting these items were decreased distribution and other costs as a percentage of sales.

We classify the following items as “Cost of merchandise sold (includes occupancy)” on our consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). Our gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network from cost of sales and include those costs in other financial statement lines.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $67.4 million, or 7.4%, to $839.6 million in 2008 from $907.0 million in 2007. As a percentage of sales, SG&A increased 0.4%, to 25.9% in 2008 from 25.5% in 2007, primarily due to an increase as a percentage of sales in the Borders Superstores segment. This resulted from severance costs related to management and staff reductions in the corporate office and in the stores during 2008. This was partially offset by decreased corporate payroll and operating expenses and decreased advertising costs as a percentage of sales, all a result of expense reduction initiatives. Store payroll and operating expenses in Borders Superstores were flat as a percentage of sales in 2008 compared to 2007 while comparable store sales declined over the same period, reflecting the results of our expense reduction initiatives. Partially offsetting the increase as a percentage of sales in the Borders Superstores segment was a decrease in the Waldenbooks Specialty Retail segment. This was primarily due to a decrease in corporate and store payroll and operating expenses as a percentage of sales, primarily as a result of expense reduction initiatives. This was partially offset by severance costs related to management and staff reductions in the corporate office and in the stores during 2008, and increased advertising and other costs as a percentage of sales.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Goodwill Impairment

We perform our annual test for goodwill impairment at the end of each fiscal year. As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment, the current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5 million, comprised of the following: $48.1 million related to Borders Superstores, $4.7 million related to Waldenbooks Specialty Retail stores and $0.7 million related to one Borders store in Puerto Rico.

Also during 2008, we recorded a $3.6 million charge for the closing costs of our stores, consisting of the following: $3.5 million related to the closure of six Borders Superstores and $0.1 million related to the closure of 112 Waldenbooks Specialty Retail stores. The charge for both segments consisted primarily of asset impairments.

In 2007, assets of underperforming Borders Superstores were tested for impairment and as a result, we recorded a charge of $5.5 million. In addition, we recorded a fourth quarter 2007 charge of $0.7 million related to underperforming Waldenbooks Specialty Retail stores. In the International segment, we recorded an asset impairment charge of $0.5 million related to one Borders store in Puerto Rico.

Also during 2007, we recorded a $6.3 million charge for the closing costs of our stores, consisting of the following: $5.6 million related to the closure of 8 Borders Superstores and $0.7 million related to the closure of 75 Waldenbooks Specialty Retail stores. The charge for both segments consisted primarily of asset impairments.

Interest expense

Consolidated interest expense decreased $37.8 million, or 87.7%, to $5.3 million in 2008 from $43.1 million in 2007. This was primarily a result of non-cash income recognized on the fair market value adjustment of the warrant liability of $40.1 million in 2008. Also impacting interest expense were lower debt levels during 2008 as compared to 2007, partially offset by the amortization of the term loan discount of $7.0 million. We paid cash interest of $36.3 million in 2008 compared to $43.8 million in 2007.

Taxes

During 2008, we recorded a non-cash charge of $86.1 million related to establishing a full valuation allowance against our domestic net deferred tax assets. In making this determination, we utilized a consistent approach that considers our three-year cumulative loss position. During the year, we determined a full valuation allowance against our net domestic deferred tax assets was needed, based primarily on our assumption that we would be in a three-year cumulative loss position as of year-end 2008, along with certain other factors.

Our effective tax rate was -19.5% in 2008 compared to 49.0% in 2007. The effective tax rate of -19.5% in 2008 differed from the federal statutory rate primarily due to the unfavorable impact of recording the valuation allowance described above. Also impacting the effective rate was the non-deductible goodwill impairment charge, offset by the favorable impact of non-taxable book income associated with the re-measure of stock warrants to fair market value. The effective tax rate of 49.0% in 2007 differed from the federal statutory rate primarily due to the favorable impact of the realization of the benefit of prior year foreign net operating loss carry-forwards.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 5.6% in 2008 from 0.6% in 2007, and loss from continuing operations dollars increased to $184.7 million in 2008 from $19.9 million in 2007.

Consolidated Results — Comparison of 2007 to 2006

Sales

Consolidated sales increased $22.8 million, or 0.6%, to $3,555.1 million in 2007 from $3,532.3 million in 2006. This resulted primarily from increased sales in the Borders segment, due to increased comparable store sales and the opening of new superstores. Partially offsetting this increase was a decrease in sales of the Waldenbooks Specialty Retail segment, due primarily to store closures, partially offset by increased comparable store sales. Excluding the extra week in fiscal 2006, sales would have increased 2.5%.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include our mall-based seasonal businesses. The calculation of 2007 comparable store sales increases assume that 2007 and 2006 consisted of 52 weeks.

Comparable store sales for Borders Superstores increased 1.5% in 2007. The comparable store sales increase for 2007 was due primarily to positive comparable store sales in the book category of 3.2%, including strong sales of the final Harry Potter title, as well as increased comparable store sales in Seattle’s Best Coffee cafes and Paperchase gifts and stationery shops of 13.3% and 10.0%, respectively. Also, on a comparable store basis, transactions increased by 1.0% for the year. Comparable store sales in the music category continued to decline with negative comparable store sales of 14.2% for the year. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales increased 2.2% in 2007. The comparable store sales increase was driven by increased transaction size of 2.4% while transaction count declined by 0.2%. The impact of price changes on comparable store sales was not significant.

Other Revenue

Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees. It also includes wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue increased $5.2 million, or 14.0%, to $42.3 million in 2007 from $37.1 million in 2006. The increase is primarily due to an increase in the Borders Superstores, partially offset by a decrease in the Waldenbooks Specialty Retail segment. The increase in Borders Superstores was primarily due to increased income recognized from unredeemed gift cards in 2007.

Gross Margin

Consolidated gross margin decreased $24.6 million, or 2.6%, to $929.1 million in 2007 from $953.7 million in 2006. As a percentage of sales, it decreased by 0.9%, to 26.1% in 2007 from 27.0% in 2006. This was due to a decrease in the Borders Superstores segment, partially offset by an increase in the Waldenbooks Specialty Retail segment’s gross margin as a percentage of sales. The decrease in the Borders Superstores segment was primarily due to increased promotional discounts as a percentage of sales related to Borders Rewards and the Harry Potter book. In addition, shrinkage in the DVD category and cafe waste increased as a percentage of sales, and occupancy costs increased as a percentage of sales. Partially offsetting these increases were decreased distribution costs as a percentage of sales, driven by the increase in comparable store sales, and 2006 accruals for Borders Rewards member benefits as a percentage of sales. These benefits were substantially modified in 2007 and reduced the required accrual in the current year. The increase in the Waldenbooks Specialty Retail segment was primarily due to decreased occupancy costs as a percentage of sales, resulting from the increase in comparable store sales. Partially offsetting the decrease in occupancy were increased promotional discounts and other costs as a percentage of sales, mainly related to sales of the Harry Potter title and Borders Rewards, and increased distribution costs, primarily due to increased product returns and the associated handling costs.

We classify the following items as “Cost of merchandise sold (includes occupancy)” on our consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). Our gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network and store occupancy from cost of sales and include those costs in other financial statement lines.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $27.2 million, or 3.1%, to $907.0 million in 2007 from $879.8 million in 2006. As a percentage of sales, it increased by 0.5%, to 25.5% in 2007 from 25.0% in 2006. This increase primarily resulted from increased SG&A expenses as a percentage of sales for the Borders Superstores segment, partially offset by decreased SG&A expense in the Waldenbooks Specialty Retail segment. The Borders Superstores segment increase was primarily driven by increased corporate payroll and corporate operating expenses as a percentage of sales, mainly the result of the settlement of the California overtime litigation in 2007, a gain on the sale of investments in 2006, income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement, and 2007 investment in strategic initiatives. In addition, store payroll and operating expenses increased as a percentage of sales. These increases were partially offset by decreased advertising costs as a percentage of sales. The Waldenbooks Specialty Retail decrease was primarily due to decreased store payroll and operating expenses as a percentage of sales, driven by the increase in comparable store sales. Partially offsetting these decreases were increased corporate payroll and corporate operating expenses as a percentage of sales and increased advertising expense as a percentage of sales. Also impacting the comparison of 2007 to 2006 was income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

In 2007, we recorded a $6.7 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $5.5 million related to Borders Superstores, $0.7 million related to Waldenbooks Specialty Retail stores and $0.5 million related to one Borders store in Puerto Rico. In addition, we recorded a charge of $6.3 million in 2007 related to the closure costs of certain stores. Of this, $5.6 million related to Borders Superstores and $0.7 million related to Waldenbooks Specialty Retail stores.

In 2006, we recorded a $19.1 million writedown related to the impairment of assets (primarily leasehold improvements, furniture, and fixtures) of certain underperforming stores. Of this, $9.0 million related to Borders Superstores and $10.1 million related to Waldenbooks Specialty Retail stores. In addition, we recorded a charge of $7.2 million in 2006 related to the closure costs of certain stores. Of this, $4.1 million related to Borders Superstores and $3.1 million related to Waldenbooks Specialty Retail stores. The Company also recorded a charge of $34.3 million related to Waldenbooks Specialty Retail’s merchandising system.

Interest Expense

Consolidated interest expense increased $13.2 million, or 44.1%, to $43.1 million in 2007 from $29.9 million in 2006. This was primarily a result of increased borrowings to fund capital expenditures, seasonal inventory growth and dividend payments. We paid cash interest of $43.8 million in 2007 compared to $32.8 million in 2006.

Taxes

The effective tax rate differed for the years presented from the federal statutory rate primarily due to the favorable impact of the realization of the benefits of prior year foreign net operating loss carry-forwards in 2007, partially offset by the unfavorable impact of non-deductible losses. The effective tax rate was 49.0% in 2007 and 11.3% in 2006.

Loss from Continuing Operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales remained flat at 0.6% in 2007 compared to 2006, and loss from continuing operations dollars decreased to $19.9 million in 2007 from $21.9 million in 2006.

Borders Superstores

(dollar amounts in millions)	2008	2007	2006

Sales	$2,625.4	$2,847.2	$2,750.0
Other revenue	$26.5	$35.3	$31.6
Operating income (loss)	$(100.9)	$30.6	$92.4
Operating income (loss) as % of sales	(3.8)%	1.1%	3.4%
Store openings	12	18	31
Store closings	6	8	5
Store count	515	509	499

Borders Superstores — Comparison of 2008 to 2007

Sales

Borders Superstore sales decreased $221.8 million, or 7.8%, to $2,625.4 million in 2008 from $2,847.2 million in 2007. This decrease was driven by declining comparable store sales of $303.4 million, partially offset by non-comparable sales of $35.9 million associated with 2008 and 2007 store openings, and Borders.com sales of $45.7 million in 2008.

Other revenue

Other revenue decreased $8.8 million, or 24.9%, to $26.5 million in 2008 from $35.3 million in 2007. This was primarily due to decreased income recognized from unredeemed gift cards in 2008 of $11.5 million, due to a revised estimate of our gift card breakage rate. This was partially offset by marketing revenue earned through partnerships with third parties of $2.3 million.

Gross margin

Gross margin as a percentage of sales decreased 1.7%, to 24.3% in 2008 from 26.0% in 2007. This was primarily due to increased occupancy costs of 1.3% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Gross margin rate was also negatively impacted by increased store markdowns and other costs of 0.6%, increased freight costs of 0.3% and increased cost of sales related to merchandise sales to the new owners of Borders Asia Pacific of 0.2%, all as a percentage of sales. Also contributing to the decline in the gross margin rate was decreased other revenue of 0.2% as a percentage of sales. These items were partially offset by decreased promotional discounts of 0.6% and decreased shrinkage expense of 0.3% as a percentage of sales.

Gross margin dollars decreased $103.4 million, or 14.0%, to $636.8 million in 2008 from $740.2 million in 2007, due primarily to the decrease in gross margin percentage noted above, and the decrease in comparable store sales, partially offset by a landlord lease termination payment of $7.5 million received during the third quarter of 2008.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 24.5% in 2008 from 24.4% in 2007, primarily due to severance costs of 0.4% as a percentage of sales, related to management and staff reductions in the corporate office and in the stores during 2008. This was partially offset by decreased corporate payroll and operating expenses of 0.2% and decreased advertising costs of 0.1% as a percentage of sales, all a result of expense reduction initiatives. Store payroll and operating expenses were flat as a percentage of sales in 2008 compared to 2007 while comparable store sales declined over the same period, reflecting the results of our expense reduction initiatives.

SG&A dollars decreased $10.2 million, or 1.5%, to $683.4 million in 2008 from $693.6 million in 2007, primarily due to the company’s expense reduction initiative.

Goodwill Impairment

We perform our annual test for goodwill impairment at the end of each fiscal year. As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment, the current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $48.1 related to Borders Superstores. In addition, we recorded a charge of $3.5 million related to the closure costs of certain Borders stores.

In 2007, we recorded a $5.5 million writedown related to the impairment of assets at underperforming Borders stores. In addition, we recorded a charge of $5.6 million related to the closure costs of certain Borders stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to a loss of 3.8% in 2008 compared to income of 1.1% in 2007, and operating loss dollars increased to a loss of $100.9 million in 2008 compared to income of $30.6 million in 2007.

Borders Superstores — Comparison of 2007 to 2006

Sales

Borders Superstore sales increased $97.2 million, or 3.5%, to $2,847.2 million in 2007 from $2,750.0 million in 2006. This increase was comprised of non-comparable sales of $56.2 million, associated with 2007 and 2006 store openings, and comparable store sales increases of $41.0 million. Excluding the impact of the extra week in fiscal 2006, sales would have increased by 5.3%.

Other Revenue

Other revenue for Borders Superstores increased $3.7 million, or 11.7%, to $35.3 million in 2007 from $31.6 million in 2006. This increase was primarily due to increased income recognized from unredeemed gift cards in 2007.

Gross Margin

Gross margin as a percentage of sales decreased approximately 1.6%, to 26.0% in 2007 from 27.6% in 2006. This was primarily due to increased promotional discounts of 1.0% as a percentage of sales related to Borders Rewards and the Harry Potter book. In addition, shrinkage in the DVD category and cafe waste increased 0.7% as a percentage of sales, and occupancy costs increased 0.2% as a percentage of sales, due to increased depreciation and property tax expense. Partially offsetting these increases were decreased distribution costs of 0.1% as a percentage of sales, driven by the increase in comparable store sales, and 2006 accruals for Borders Rewards member benefits of 0.2% as a percentage of sales. These benefits were substantially modified in 2007 and reduced the required accrual in 2007.

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

Asset Impairments and Other Writedowns

We have processes in place to monitor store performance and other factors for indicators of asset impairment. When an indicator of impairment is present, we evaluate the recoverability of the affected assets. As a result of this evaluation in 2007, we recorded a $5.5 million writedown related to the impairment of assets at underperforming Borders stores. In addition, we recorded a charge of $5.6 million related to the closure costs of certain Borders stores.

In 2006, we recorded a $9.0 million writedown related to the impairment of assets at certain underperforming Borders stores. In addition, we recorded a charge of $4.1 million related to the closure costs of certain Borders stores.

Operating Income

Due to the factors mentioned above, operating income as a percentage of sales decreased to 1.1% in 2007 compared to 3.4% in 2006, and operating income dollars decreased $61.8 million, or 66.9%, to $30.6 million in 2007 from $92.4 million in 2006.

Waldenbooks Specialty Retail

(dollar amounts in millions)	2008	2007	2006

Sales	$480.0	$562.8	$663.9
Other revenue	$1.7	$3.8	$4.3
Operating loss	$(27.5)	$(21.4)	$(78.0)
Operating loss as % of sales	(5.7)%	(3.8)%	(11.7)%
Store openings	8	1	10
Store closings	112	75	124
Store count	386	490	564

Waldenbooks Specialty Retail — Comparison of 2008 to 2007

Sales

Waldenbooks Specialty Retail sales decreased $82.8 million, or 14.7%, to $480.0 million in 2008 from $562.8 million in 2007. This was comprised of decreased non-comparable store sales associated with 2008 and 2007 store closings of $57.7 million and decreased comparable store sales of $25.1 million.

Other revenue

Other revenue decreased $2.1 million, or 55.3%, to $1.7 million in 2008 from $3.8 million in 2007. This was due to decreased income recognized from unredeemed gift cards in 2008 of $2.1 million, due to a revised estimate of our gift card breakage rate.

Gross margin

Gross margin as a percentage of sales decreased 1.7%, to 21.7% in 2008 from 23.4% in 2007. This was primarily due to increased promotional discounts of 1.3% as a percentage of sales. This increase in promotional discounts was primarily due to lower store count in 2008 as compared to 2007, while we operated essentially the same number of calendar kiosks, which discount merchandise to a higher degree than our stores. In addition, we closed 112 stores in 2008 compared to 75 stores closed in 2007, which negatively impacted the gross margin rate by 0.8% as a percentage of sales, due to the liquidation of inventory prior to the stores’ closing. Also contributing to the decline in the gross margin rate were increased occupancy costs of 0.3% as a percentage of sales, due to the de-leveraging of expense caused by the decrease in comparable store sales, and decreased other revenue of 0.3% as a percentage of sales. Partially offsetting these items were decreased distribution and other costs of 1.0% as a percentage of sales.

Gross margin dollars decreased $27.6 million, or 20.9%, to $104.3 million in 2008 from $131.9 million in 2007, primarily due to the decline in the gross margin rate noted above, store closings and the decline in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.6%, to 26.4% in 2008 from 27.0% in 2007. This was primarily due to a decrease in corporate payroll and operating expenses of 0.9% and decreased store payroll and operating expenses of 0.2% as a percentage of sales, primarily as a result of expense reduction initiatives. This was partially offset by severance costs of 0.3% as a percentage of sales, related to management and staff reductions in the corporate office and in the stores during 2008, and increased advertising and other costs of 0.2% as a percentage of sales.

SG&A dollars decreased $24.9 million, or 16.4%, to $126.9 million in 2008 from $151.8 million in 2007, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During 2008, due to the current economic environment and Waldenbooks Specialty Retail’s operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $4.7 million related to Waldenbooks Specialty Retail stores. In addition, we recorded a charge of $0.1 million related to the closure of 112 Waldenbooks Specialty Retail stores.

In 2007, Waldenbooks Specialty Retail incurred asset impairment charges of $0.7 million related to underperforming stores. In addition, we recorded a charge of $0.7 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2007.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 5.7% in 2008 from 3.8% in 2007, while operating loss dollars increased to $27.5 million in 2008 from $21.4 million in 2007.

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

SG&A dollars decreased $28.9 million, or 16.0%, to $152.1 million in 2007 from $181.0 million in 2006, primarily due to store closures and income received in 2006 from the Visa Check/MasterMoney Antitrust Litigation settlement of $0.9 million.

Asset Impairments and Other Writedowns

In 2007, due to the segment’s operating results, Waldenbooks Specialty Retail incurred asset impairment charges of $0.7 million related to underperforming stores. In addition, we recorded a charge of $0.7 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2007.

In 2006, for the first time, the segment generated an operating loss, and we tested all assets of the segment for impairment. As a result, Waldenbooks Specialty Retail incurred asset impairment charges of $10.1 million related to underperforming stores, and recorded an impairment charge of $34.3 million related to its merchandising system. In addition, the we recorded a charge of $3.1 million related to the closure costs of certain Waldenbooks Specialty Retail stores in 2006.

Operating Loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 3.8% in 2007 compared to 11.7% in 2006, and operating loss dollars decreased $56.6 million, or 72.6%, to $21.4 million in 2007 from $78.0 million in 2006.

International

(dollar amounts in millions)	2008	2007	2006

Operating income	$3.7	$8.0	$6.1

International — Comparison of 2008 to 2007

Operating Income

Operating income decreased $4.3 million to $3.7 million in 2008 from $8.0 million in 2007. This was primarily a result of decreased operating income generated by our Paperchase U.K. business, primarily due to a decline in sales in 2008.

International — Comparison of 2007 to 2006

Operating Income

Operating income increased $1.9 million to $8.0 million in 2007 from $6.1 million in 2006. This was primarily a result of increased operating income generated by our Paperchase U.K. business.

Corporate

(dollar amounts in millions)	2008	2007	2006

Operating loss	$(24.5)	$(13.1)	$(15.3)

The Corporate segment includes various corporate governance and corporate incentive costs.

Corporate — Comparison of 2008 to 2007

Operating loss dollars increased $11.4 million, or 87.0%, to $24.5 million in 2008 from $13.1 million in 2007. This was primarily due to costs incurred to explore strategic alternatives and expense reduction initiatives in 2008 of $11.2 million, and an increase in the U.K. lease guarantee liability of $2.9 million. These increases were partially offset by expense reductions.

Corporate — Comparison of 2007 to 2006

Operating loss decreased $2.2 million, or 14.4%, to $13.1 million in 2007 from $15.3 million in 2006. This was primarily due to decreased compensation expense in 2007 as compared to 2006 related to the 2006 departure of executive officers, including the retirement of the Company’s former Chief Executive Officer.

Costs Associated with Turnaround Effort

During 2008 we launched a turnaround effort designed to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in our investment in music inventory.

A summary of the costs associated with our turnaround effort follows:

(dollar amounts in millions)	2008

Consulting and legal fees	$11.2
Severance costs	16.4
Retention costs	2.3
Music inventory markdowns	6.5
Paperchase strategic alternative costs	0.1

Total	$36.5

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash flow from operating activities of continuing operations increased $128.6 million, or 122.5%, to $233.6 million in 2008 from $105.0 million in 2007. This was primarily due to an increase in cash generated through a reduction in inventories (net of accounts payable) in 2008 as compared to 2007, primarily due to improved inventory management and store closures in 2008. Partially offsetting the cash generated by lower inventory levels was a larger net loss in 2008 as compared to 2007 (see discussion of our operating results under the caption “Results of Operations”), offset by larger non-cash charges for depreciation, goodwill impairments, asset impairments and other writedowns and deferred tax asset impairments. Also contributing to the increase in cash generated from operating activities was a decrease in accrued payroll and other liabilities, primarily due to the timing of payments to employees and a lower gift card liability.

Cash flow from operating activities of continuing operations increased $65.9 million, or 168.5% to $105.0 million in 2007 from $39.1 million in 2006. This was primarily due to cash provided by a decrease in inventories (net of accounts payable) in 2007 compared to cash used for an increase in inventories (net of accounts payable) in 2006. This change was driven by a reduction in the investment in music inventory in our superstores and the closure of underperforming mall stores in 2007. Also contributing to the increase in operating cash flow was decreased cash used for taxes payable in 2007 as compared to 2006, primarily due to variations in the adjustments to each year’s pre-tax loss for temporary and permanent differences, and a decreased operating loss in 2007 (see discussion of our operating results under the caption “Results of Operations”). Partially offsetting these items was a lower increase in accrued payroll and other liabilities, primarily due to the timing of payments to employees, and lower non-cash charges for depreciation and asset impairments and other writedowns in 2007 as compared to 2006.

During fiscal 2008 we implemented an initiative to actively reduce inventory in our stores. As a result, we significantly reduced inventories in the music category, as well as space allocated to that category. In addition, we reduced inventories in the book and movie categories, in order to make our inventories more productive. These two factors significantly contributed to the reduction in inventories compared to the same period last year. We will continue to actively manage inventory levels throughout 2009 to drive inventory productivity and to maximize cash flows. A key component of this strategy is our ability to maintain current payment terms and credit limits with our vendors. We are involved in ongoing discussions with vendors on appropriate inventory levels, credit limits and other measures.

Investing Activities

Net cash provided by investing activities of continuing operations was $13.8 million in 2008. This was primarily the result of the cash proceeds of $97.3 million received during 2008 from the sale of our Australia, New Zealand and Singapore businesses. These proceeds were partially offset by capital expenditures of $79.9 million for new stores, new information technology systems including spending on our e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. Net cash used for investing activities of continuing operations was $111.7 million in 2007. This was primarily the result of capital expenditures of $131.3 million, partially offset by the cash proceeds of $20.4 million received during 2007 from the sale of our U.K. bookstore operations. Net cash used for investing activities was $144.0 million in 2006, due to capital expenditures of $165.6 million, partially offset by the cash proceeds from the sale of investments of $21.6 million.

Financing Activities

Net cash used for financing activities of continuing operations was $226.4 million in 2008, resulting primarily from the repayment of borrowings under the Credit Agreement of $261.7 million and the payment of cash dividends during the first quarter on shares of our common stock of $6.5 million. Partially offsetting these items were funding generated by the short-term note financing from Pershing Square of $42.5 million. Net cash provided by financing activities of continuing operations was $27.4 million in 2007, resulting primarily from funding from the credit facility of $43.4 million, partially offset by the payment of cash dividends of $19.4 million. Net cash provided by financing activities of continuing operations was $155.6 million in 2006, resulting primarily from funding from the credit facility of $303.4 million and the issuance of common stock of $21.9 million, partially offset by share repurchases of $148.7 million and the payment of cash dividends of $25.2 million.

Capital Expenditures

We will reduce capital expenditures significantly in 2009 to approximately $15 million, compared to $79.9 million in 2008. Capital spending in 2009 will be limited to a minimal number of new store openings, as well as maintenance spending on existing stores, distribution centers, and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.

Dividends

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

Sources of Liquidity

Our most significant sources of liquidity are funds generated by operating activities and borrowings under the Credit Agreement. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December.

The Credit Agreement expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million limited to and secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory is based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of maximum permitted borrowings thereunder, (ii) contains covenants that limit, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm. We had borrowings outstanding under the Credit Agreement of $286.7 million, $547.3 million and $499.0 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. There was an additional $40.6 million of borrowings outstanding related to our discontinued operations at February 3, 2007.

At January 31, 2009, the additional funding available under the Credit Agreement was $194.0 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

On April 9, 2008, we completed a financing agreement with Pershing Square, which was most recently amended on March 30, 2009. Under the terms of the most recent amendment, Pershing Square has extended the maturity date of the term loan of $42.5 million at a fixed interest rate of 9.8% to April 1, 2010. This agreement contains covenants, restrictions and default provisions similar to those contained in the Credit agreement described above.

As of January 31, 2009, we were in compliance with our financial and other covenants under the Credit Agreement. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. As of the fourth quarter of 2008, however, through our investigation of strategic alternatives, we have determined that the debt and equity capital markets are currently unavailable to us based on current market conditions. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 43% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement. Based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during fiscal 2009. Also in 2009, we will continue to explore other financing alternatives with Pershing Square, and, if available, access other capital sources.

Warrants

Our financing agreement with Pershing Square included the issuance of 14.7 million warrants to purchase our common stock at $7.00 per share, all of which are outstanding as of January 31, 2009. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $0.7 million as of January 31, 2009, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. During 2008, we recognized $40.1 million of non-cash income related to the re-measurement of this liability.

As a result of the March 30, 2009 amendment of our financing agreement with Pershing Square, the exercise price of the 14.7 million warrants outstanding was reduced to $0.65 per share, through the operation of the antidilution provisions of the warrants. As a result of the reduction in the exercise price of the warrants, we expect the liability, and potential cash exposure, to increase to approximately $6.0 million.

Off-Balance Sheet Arrangements

At January 31, 2009, we were the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.7 million, long-term debt (including current portion) of $5.0 million and minority interest of $0.3 million at January 31, 2009. The existence of these VIEs does not significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us.

As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $11.2 million. We have recorded a contingent liability of approximately $0.6 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $4.9 million. We previously reserved for this item.

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $134.0 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At January 31, 2009, we have reserved $9.0 million based upon the likelihood that we will be required to perform under these guarantees.

We also have agreed to indemnify the purchasers of the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $7.7 million, and we have recorded a liability of approximately $3.1 million based upon the likelihood that we will be required to perform under the indemnification.

The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

Significant Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at January 31, 2009, excluding interest expense:

	Fiscal Year
				2014 and
(dollars in millions)	2009	2010-2011	2012-2013	Thereafter	Total

Credit Agreement borrowings	$286.7	$—	$—	$—	$286.7
Term Loan borrowings(1)	42.5	—	—	—	42.5
Operating lease obligations	310.9	562.0	518.6	1,248.7	2,640.2
Capital lease obligations	0.7	1.3	—	—	2.0
Debt of consolidated VIEs	0.2	0.4	0.6	3.8	5.0
Letters of credit	32.9	—	—	—	32.9
Other borrowings	0.3	—	—	—	0.3

Total	$674.2	$563.7	$519.2	$1,252.5	$3,009.6

(1)	Subsequent to year-end, the maturity date of the term loan was extended to April 1, 2010.

The table above excludes any amounts related to the payment of uncertain tax positions as we cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. Excluding interest and penalties, these uncertain tax positions total $23.5 million at January 31, 2009.

The table above excludes any amounts related to required interest payments on the Credit Agreement, which are expected to range from $15.2 million to $16.8 million in fiscal 2009. This range was developed using the interest rate in effect at January 31, 2009 and utilized estimates of the amount and timing of borrowings and payments. Currently, we are required to pay interest on Credit Agreement borrowings when various short-term tranches mature. At any given time we have multiple outstanding tranches with various principal amounts, interest rates and maturity dates. Due to these factors, as well as the uncertainty of future borrowing amounts and rates, we cannot make a reasonably reliable estimate of the cash required to pay interest on Credit Agreement borrowings in years beyond fiscal 2009. We paid $25.4 million and $35.6 million of interest on Credit Agreement borrowings in fiscal 2008 and 2007, respectively.

The table above also excludes any amounts related to taxes, insurance and other charges payable under operating lease agreements, which are expected to range from $87.0 million to $96.2 million in fiscal 2009. This range was based on the historical trend of these expenses, as adjusted for store activity. Because of the future variability of these amounts, which are dependent on future store count and ongoing negotiations with our landlords, among other things, we cannot make a reasonably reliable estimate in years beyond fiscal 2009. We paid $93.5 million and $104.9 million related to these expenses in fiscal 2008 and 2007, respectively.

Seasonality

The Company’s business is highly seasonal, with sales significantly higher during the fourth quarter, which includes the holiday selling season.

	Fiscal 2008
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$729.5	$749.2	$682.1	$1,081.3
Operating income (loss)	(44.9)	(23.1)	(108.2)	27.0
% of full year:
Sales	22.5%	23.1%	21.0%	33.4%

	Fiscal 2007
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$751.4	$804.6	$757.8	$1,241.3
Operating income (loss)	(39.4)	(20.7)	(53.2)	117.4
% of full year:
Sales	21.1%	22.6%	21.3%	35.0%

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies and estimates.

Long-Lived Assets

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, we compare the assets’ undiscounted expected future cash flows to their carrying values. If the expected future cash flows are less than the carrying amount of the assets, we recognize an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows.

We have not made any material changes in the accounting methodology used to calculate long-lived asset impairment losses during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, material additional asset impairment losses could occur.

Inventory Reserves

The carrying value of our inventory is affected by reserves for shrinkage (i.e., physical loss due to theft, etc.) and markdowns. We have not made any material changes in the accounting methodologies used to establish these reserves during the past three years.

Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Physical inventory counts are taken on a regular basis to ensure the inventory reported in our financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated losses on a location-by-location basis. Shrinkage estimates are typically based upon our most recent experience of losses for each particular location. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our shrinkage reserve. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual shrinkage reserved for at January 31, 2009 would have affected net income by approximately $3 million in 2008.

Our reserve for the markdown of inventories below cost is based on our estimates of inventory aging, customer demand, and the promotional environment. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our markdown reserve. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at January 31, 2009 would have affected net income by approximately $2 million in 2008.

Costs Associated With Exit Activities

We occasionally vacate stores and other locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income. This liability contains estimates of the amount and duration of potential sublease rental income, which are based upon historical experience and knowledge of the relevant real estate markets. We have not made any material changes in our accounting methodology used to establish this reserve during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 31, 2009 would have affected net income by approximately $3 million in 2008.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers’ compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims. Our self-insured liabilities contains estimates, based in part upon historical experience, of the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. We have not made any material changes in our accounting methodologies used to establish these reserves during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 31, 2009 would have affected net income by approximately $2 million in 2008.

Liabilities For Lease Guarantees of Disposed Foreign Businesses

We guarantee eight store leases relating to former subsidiaries in the United Kingdom, Ireland, Australia and New Zealand. Our liabilities for these guarantees contain estimates of the likelihood that we would be required to perform under the guarantees, changes in anticipated rental amounts, and the amount and duration of potential sublease rental income. We have not made any material changes in our accounting methodology used to establish these reserves during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

Gift Cards

We sell gift cards to our customers and record a liability for the face value of all cards issued and unredeemed within the last 12 months. For cards older than 12 months, we record a liability for a portion of the cards’ face value based upon historical redemption trends. This methodology has been materially consistent during the past three years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our gift card liability. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our unredeemed gift card breakage rate at January 31, 2009 would have affected net income by approximately $13.8 million in 2008.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due. These liabilities are calculated in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).

We recognize the tax effects of a position only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audit controversies or changes in the deferred tax valuation allowance. We record a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the assets will not be realized. During 2008, we recorded a non-cash charge related to establishing a full valuation allowance against our domestic net deferred tax assets. The year-end valuation allowance charge was $86.1 million, and was calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

If, in the future, we realize domestic taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, we would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

New Accounting Guidance

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. FAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. FAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of FAS 157 are applied prospectively. We decided to defer adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of the adoption of FAS 157 on February 3, 2008 was not material and no adjustment to retained earnings was required.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 during fiscal 2008, and the adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FAS 141(R) to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of FAS 160 to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. As of the end of fiscal 2008, we held no derivative instruments.

In May 2008, the FASB issued of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt FAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. AU Section 411 has not yet been approved by the SEC. We do not expect FAS 162 to materially impact our consolidated financial statements.

Related Party Transactions

We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed though a combination of normal operating and financing activities, which may include the use of derivative financial instruments in the form of interest rate swaps and forward foreign currency exchange contracts.

Interest Rate Risk

We are subject to risk resulting from interest rate fluctuations, as interest on certain of our borrowings is based on variable rates. Our objective in managing our exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Historically, we had utilized interest rate swaps to achieve this objective, effectively converting a portion of our variable rate exposure to fixed interest rates. Currently, we have no such agreements in effect.

LIBOR is the rate upon which our variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2008 as compared to 2007, our after-tax losses would increase approximately $2.9 million based on our outstanding debt as of January 31, 2009.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At January 31, 2009, we had no foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Jan. 31,	Feb. 2,	Feb. 3,
	2009	2008	2007

Sales	$3,242.1	$3,555.1	$3,532.3
Other revenue	33.3	42.3	37.1

Total revenue	$3,275.4	$3,597.4	$3,569.4
Cost of merchandise sold (includes occupancy)	2,484.8	2,668.3	2,615.7

Gross margin	790.6	929.1	953.7
Selling, general and administrative expenses	839.6	907.0	879.8
Pre-opening expense	2.8	5.0	8.1
Goodwill impairment	40.3	—	—
Asset impairments and other writedowns	57.1	13.0	60.6

Operating income (loss)	(149.2)	4.1	5.2
Interest expense, net	5.3	43.1	29.9

Loss before income tax	(154.5)	(39.0)	(24.7)
Income tax provision (benefit)	30.2	(19.1)	(2.8)

Loss from continuing operations	$(184.7)	$(19.9)	$(21.9)

Loss from operations of discontinued operations (net of income tax benefit of $0.9, $2.9 and $15.2)	(1.7)	(8.7)	(129.4)
Loss from disposal of discontinued operations (net of income tax benefit of $3.1, $7.6 and $0.0)	(0.3)	(128.8)	—

Loss from discontinued operations (net of tax)	(2.0)	(137.5)	(129.4)

Net loss	$(186.7)	$(157.4)	$(151.3)

Loss per common share data (Note 2)
Basic:
Loss from continuing operations per common share	$(3.07)	$(0.34)	$(0.35)
Loss from discontinued operations per common share	$(0.03)	$(2.34)	$(2.09)

Net loss per common share	$(3.10)	$(2.68)	$(2.44)

Weighted-average common shares outstanding	60.2	58.7	61.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 31,	Feb. 2,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$53.6	$58.5
Merchandise inventories	915.2	1,242.0
Accounts receivable and other current assets	102.4	103.5
Current assets of discontinued operations	—	102.0

Total current assets	1,071.2	1,506.0
Property and equipment, net	494.2	592.8
Other assets	39.4	64.9
Deferred income taxes	4.0	44.9
Goodwill	0.2	40.5
Noncurrent assets of discontinued operations	—	53.6

Total assets	$1,609.0	$2,302.7

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$329.8	$548.6
Trade accounts payable	350.0	511.9
Accrued payroll and other liabilities	279.8	321.6
Taxes, including income taxes	30.1	18.3
Deferred income taxes	4.0	9.9
Current liabilities of discontinued operations	—	57.5

Total current liabilities	993.7	1,467.8
Long-term debt	6.4	5.4
Other long-term liabilities	345.8	325.0
Noncurrent liabilities of discontinued operations	—	25.4
Contingencies (Note 8)	—	—

Total liabilities	1,345.9	1,823.6
Minority interest	0.5	2.2

Total liabilities and minority interest	1,346.4	1,825.8

Stockholders’ equity:
Common stock, 300,000,000 shares authorized; 59,903,232 and 58,794,224 shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	186.9	184.0
Accumulated other comprehensive income	11.9	42.4
Retained earnings	63.8	250.5

Total stockholders’ equity	262.6	476.9

Total liabilities, minority interest and stockholders’ equity	$1,609.0	$2,302.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 31,	Feb. 2,	Feb. 3,
	2009	2008	2007

Cash provided by (used for):
Net loss	$(186.7)	$(157.4)	$(151.3)
Net loss from discontinued operations	(2.0)	(137.5)	(129.4)
Net loss from continuing operations	(184.7)	(19.9)	(21.9)
Operations
Adjustments to reconcile net loss from continuing operations to operating cash flows:
Depreciation	107.1	103.7	111.2
Gain on sale of investments	—	—	(5.0)
Loss on disposal of assets	1.9	0.5	2.0
Stock-based compensation cost	3.0	5.1	4.1
Decrease in minority interest	—	0.4	0.6
Decrease (increase) in deferred income taxes	34.5	(3.7)	(24.7)
Decrease (increase) in other long-term assets	23.6	0.3	(1.3)
(Decrease) increase in other long-term liabilities	(14.9)	4.5	8.8
Goodwill impairment	40.3	—	—
Asset impairments and other writedowns	57.1	13.0	60.6
Cash provided by (used for) current assets and current liabilities:
Decrease (increase) in inventories	321.4	52.2	(23.3)
Decrease (increase) in accounts receivable	10.2	13.3	(7.5)
Decrease (increase) in prepaid expenses	9.8	(1.0)	10.4
Decrease in accounts payable	(160.2)	(59.2)	(55.7)
Increase (decrease) in taxes payable	13.7	(36.4)	(70.0)
(Decrease) increase in accrued payroll and other liabilities	(29.2)	32.2	50.8

Net cash provided by operating activities of continuing operations	233.6	105.0	39.1

Investing
Capital expenditures	(79.9)	(131.3)	(165.6)
Investment in Paperchase	(3.6)	(0.8)	—
Proceeds from the sale of discontinued operations	97.3	20.4	—
Proceeds from sale of investments	—	—	21.6

Net cash provided by (used for) investing activities of continuing operations	13.8	(111.7)	(144.0)

Financing
Proceeds from the excess tax benefit of options exercised	0.5	0.9	4.3
Net (repayment of) funding from credit facility	(261.7)	43.4	303.4
Funding from short-term note financing	42.5	—	—
Issuance of long-term debt	1.2	0.4	—
Repayment of long-term debt	(1.4)	—	—
Repayment of long-term capital lease obligations	(0.4)	(0.4)	(0.1)
Issuance of common stock	(0.4)	3.1	21.9
Repurchase of common stock	(0.2)	(0.6)	(148.7)
Payment of cash dividends	(6.5)	(19.4)	(25.2)

Net cash (used for) provided by financing activities of continuing operations	(226.4)	27.4	155.6

Effect of exchange rates on cash and cash equivalents of continuing operations	(0.9)	0.8	(0.6)

Net cash (used for) provided by operating activities of discontinued operations	(21.3)	(0.7)	16.2
Net cash used for investing activities of discontinued operations	(6.5)	(17.8)	(41.9)
Net cash (used for) provided by financing activities of discontinued operations	—	(41.9)	13.9
Effect of exchange rates on cash and cash equivalents of discontinued operations	2.8	(0.2)	0.5

Net cash used for discontinued operations	(25.0)	(60.6)	(11.3)

Net increase (decrease) in cash and cash equivalents	(4.9)	(39.1)	38.8

Cash and cash equivalents at beginning of year	58.5	97.6	58.8

Cash and cash equivalents at end of year	$53.6	$58.5	$97.6

Supplemental cash flow disclosures:
Interest paid	$36.3	$43.8	$32.8
Income taxes (received) paid	$(34.6)	$12.4	$63.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

Balance at January 28, 2006	64,149,397	$293.9	$19.4	$614.5	$927.8

Net loss	—	—	—	(151.3)	(151.3)
Foreign currency translation adjustments	—	—	9.1	—	9.1

Comprehensive income					(142.2)
Cash dividends declared ($0.41 per common share)	—	—	—	(25.2)	(25.2)
Issuance of common stock	1,544,904	26.0	—	—	26.0
Repurchase and retirement of common stock	(7,217,995)	(148.7)	—	—	(148.7)
Tax benefit of equity compensation	—	4.3	—	—	4.3

Balance at February 3, 2007	58,476,306	$175.5	$28.5	$438.0	$642.0

Net loss	—	—	—	(157.4)	(157.4)
Discontinued operations currency translation adjustment	—	—	8.7	—	8.7
Foreign currency translation adjustments	—	—	5.2	—	5.2

Comprehensive income					(143.5)
Adoption of FIN 48	—	—	—	(4.2)	(4.2)
Cash dividends declared ($0.41 per common share)	—	—	—	(25.9)	(25.9)
Issuance of common stock	450,855	8.2	—	—	8.2
Repurchase and retirement of common stock	(132,937)	(0.6)	—	—	(0.6)
Tax benefit of equity compensation	—	0.9	—	—	0.9

Balance at February 2, 2008	58,794,224	$184.0	$42.4	$250.5	$476.9

Net loss	—	—	—	(186.7)	(186.7)
Discontinued operations currency translation adjustment	—	—	(17.1)	—	(17.1)
Foreign currency translation adjustments	—	—	(13.4)	—	(13.4)

Comprehensive income					(217.2)
Issuance of common stock	1,787,776	2.6	—	—	2.6
Repurchase and retirement of common stock	(678,768)	(0.2)	—	—	(0.2)
Tax benefit of equity compensation	—	0.5	—	—	0.5

Balance at January 31, 2009	59,903,232	$186.9	$11.9	$63.8	$262.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through its subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “our” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 31, 2009, we operated 518 superstores under the Borders name, including 515 in the United States and three in Puerto Rico. We also operated 386 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 31, 2009, Paperchase operated 117 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 Borders superstores.

In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. On September 21, 2007, we sold bookstores that we had owned and operated in the U.K. and Ireland. See “Note 15 — Discontinued Operations” for further discussion of our disposal of these bookstore operations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The results of Borders Ireland Limited, Books etc., U.K. Superstores, Borders Australia, New Zealand, and Singapore are presented as discontinued operations for all periods presented.

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

Fiscal Year: Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2008 consisted of 52 weeks and ended on January 31, 2009. Fiscal 2007 consisted of 52 weeks and ended February 2, 2008. Fiscal 2006 consisted of 53 weeks and ended February 3, 2007. References herein to years are to our fiscal years.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the our foreign operations are the respective local currencies. All assets and liabilities of our foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Excluding discontinued operations, foreign currency transaction gains/(losses) were $1.5, $(1.9), and $(0.8) in 2008, 2007, and 2006, respectively.

Cash and Equivalents: Cash and equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $80.9 and $98.1 as of January 31, 2009, and February 2, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The carrying value of our inventory is affected by reserves for shrinkage (i.e., physical loss due to theft, etc.) and markdowns. Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Our reserve for the markdown of inventories below cost is based on our estimates of inventory aging, customer demand, and the promotional environment.

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

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, we compare the assets’ undiscounted expected future cash flows to their carrying values. If the expected future cash flows are less than the carrying amount of the assets, we recognize an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. Fair value is estimated using expected discounted future cash flows.

Goodwill: Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), our goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. Our reporting units were identified as the operating segments of Borders Superstores and Waldenbooks Specialty Retail, and the regional components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

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

As a result of our annual test on January 31, 2009, all of the goodwill allocated to the domestic Borders Superstores segment was impaired. We recorded a charge of $40.3 in the fourth quarter of 2008 related to this impairment. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), as amended. We use our incremental borrowing rate in the assessment of lease classification, and define initial lease term to include the construction build-out period, but to exclude lease extension period(s). We conduct operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on our consolidated balance sheets, totaling $125.3 and $126.6 as of January 31, 2009 and February 2, 2008, respectively.

Landlord Allowances: We classify landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on our consolidated balance sheets, totaling $106.7 and $114.4 as of January 31, 2009 and February 2, 2008, respectively, in accordance with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), and as an operating activity on our consolidated statements of cash flows. Also in accordance with the provisions of FTB 88-1, we amortize landlord allowances over the life of the initial lease term, and classify this amortization as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

Financial Instruments: The recorded values of our financial instruments, which include accounts receivable, accounts payable and indebtedness, approximate their fair values.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, we recognize the fair value of derivatives on the consolidated balance sheets when applicable.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) includes exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) includes $11.9 and $42.4 for exchange rate fluctuations as of January 31, 2009 and February 2, 2008, respectively.

Revenue: Revenue is recognized, net of estimated returns, at the point of sale for all of our segments. Revenue excludes sales taxes and any value-added taxes.

Through our subsidiaries, we had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs (the “Web Sites”). Under these agreements, which expired in early 2008, Amazon was the merchant of record for all sales made through the Web Sites, and determined all prices and other terms and conditions applicable to such sales. Amazon was responsible for the fulfillment of all products sold through the Web Sites and retained all payments from customers. We received referral fees for products purchased through the Web Sites. The agreements contained mutual indemnification provisions, including provisions that defined between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web Sites. Taxes were not collected with respect to products sold on the Web Sites except in certain states.

Pre-Opening Costs: We expense pre-opening costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”

Closing Costs: Pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure. For vacated locations that are under long-term leases, we record a liability for the difference between our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income.

Borders Rewards: We launched the Borders Rewards loyalty program during the first quarter of 2006. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Five percent of all qualifying purchases made by members throughout 2006 were credited to personal Holiday Savings accounts, which were eligible for use on holiday purchases made from November 15, 2006 through January 31, 2007. Beginning April 12, 2007, we replaced the program’s previous member benefits with Borders Bucks. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. We accrue the full cost of all rewards as they are earned by members. This cost is categorized as “Cost of merchandise sold” on the consolidated statements of operations for the applicable periods.

Gift Cards: We sell gift cards to our customers and record a liability for the face value of all certificates issued and unredeemed within the last 12 months. For certificates older than 12 months, we record a liability for a portion of the certificates’ face value based upon historical redemption trends, and record the related income as a component of “Other revenue” in our consolidated statements of operations. We have included the liability for gift cards as a component of “Accrued payroll and other liabilities” on our consolidated balance sheets, totaling $122.9 and $138.6 as of January 31, 2009 and February 2, 2008, respectively.

Advertising Costs: We expense advertising costs as incurred, and recorded approximately $24.8, $32.5 and $33.4 of gross advertising expenses in 2008, 2007 and 2006, respectively.

We receive payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, we contract with vendors to promote merchandise for specified time periods. Pursuant to the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), vendor consideration, which represents a reimbursement of specific, incremental, identifiable costs, is included in the “Selling, general and administrative” line on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. As a percentage of gross advertising expenses, such consideration totaled approximately (78.4%), (65.2%) and (61.5%) in 2008, 2007, and 2006, respectively. Consideration that exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, we recorded $2.5 and $2.6 of vendor consideration as a reduction to our inventory balance at January 31, 2009 and February 2, 2008, respectively.

We also receive credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified in the “Cost of merchandise sold” line on the consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

Advertising costs not part of the programs listed above are included in the “Selling, general and administrative” line of the consolidated statements of operations.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due. These liabilities are calculated in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).

We recognize the tax effects of a position only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance. We record a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the assets will not be realized.

Equity-Based Compensation: We account for equity-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). We use the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of FAS 123(R) and for all awards granted to employees prior to the adoption date of FAS 123(R) that remain unvested on the adoption date. We record compensation cost for equity-based compensation in the “Selling, general and administrative” line of the consolidated statements of operations.

See “Note 12 — Stock-Based Compensation Plans” for further discussion of our equity-based compensation plans.

New Accounting Guidance: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. FAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. FAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of FAS 157 are applied prospectively. We decided to defer adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of the adoption of FAS 157 on February 3, 2008 was not material and no adjustment to retained earnings was required.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

November 15, 2007. We adopted FAS 159 during fiscal 2008, and the adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FAS 141(R) to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of FAS 160 to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. As of the end of fiscal 2008, we held no derivative instruments.

In May 2008, the FASB issued of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt FAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. AU Section 411 has not yet been approved by the SEC. We do not expect FAS 162 to materially impact our consolidated financial statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 2 —	WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2008	2007	2006

Weighted-average common shares outstanding — basic	60,212	58,742	61,940
Dilutive effect of employee stock options	—	—	—

Weighted-average common shares outstanding — diluted	60,212	58,742	61,940

Unexercised employee stock options and unvested restricted share units to purchase 3.8 million, 3.6 million, and 2.8 million common shares as of January 31, 2009, February 2, 2008, and February 3, 2007, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the exercise price of these shares exceeding our share price at the end of the respective fiscal years. Similarly, unexercised warrants which were issued to Pershing Square to purchase 14.7 million common shares as of January 31, 2009, were not included in the weighted-average shares outstanding calculation, due to the exercise price of these shares exceeding our share price at the end of 2008 and because to do so would be antidilutive.

NOTE 3 — GOODWILL IMPAIRMENT

Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we test for goodwill impairment annually (or more frequently if impairment indicators arise).

Pursuant to FAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. Our reporting units were identified as the operating segments of the Borders Superstores reporting segment, the Waldenbooks Specialty Retail operating segment, and the components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer.

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

We perform our annual test for goodwill impairment at the end of each fiscal year. As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Subsequent to this impairment, we have $0.2 of goodwill remaining on our consolidated balance sheet, relating to our Paperchase U.K. business. As of January 31, 2009, no impairment of this goodwill was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The charge taken for this impairment is categorized as “Goodwill impairment” on our consolidated statements of operations.

NOTE 4 —	ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, we evaluate the recoverability of the affected assets.

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment, the current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5, comprised of the following: $48.1 related to Borders Superstores, $4.7 related to Waldenbooks Specialty Retail stores and $0.7 related to one Borders store in Puerto Rico. There was no impairment of non-store assets in 2008.

In 2007, assets of underperforming Borders Superstores were tested for impairment and as a result, we recorded a charge of $5.5. Due to the Waldenbooks Specialty Retail segment’s operating results, we tested all assets of the segment for impairment. This resulted in a fourth quarter 2007 charge of $0.7 related to underperforming Waldenbooks Specialty Retail stores. In the International segment, we recorded an asset impairment charge of $0.5 related to one Borders store in Puerto Rico.

In 2006, assets of underperforming Borders Superstores were tested for impairment and as a result, we recorded a charge of $9.0. The Waldenbooks Specialty Retail segment generated an operating loss for the first time in 2006, and we tested all assets of the segment for impairment. This resulted in a fourth quarter 2006 charge of $10.1 related to underperforming Waldenbooks Specialty Retail stores and a $34.3 charge related to Waldenbooks Specialty Retail’s merchandising system.

Significant deterioration in our operating performance compared to projections could result in significant additional asset impairments.

The charges taken for these impairments are categorized as “Asset impairments and other writedowns” on our consolidated statements of operations.

Store Closings: In accordance with the provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we expense when incurred all amounts related to the discontinuance of operations of stores identified for closure. These expenses typically pertain to inventory markdowns, asset impairments, occupancy costs, and store payroll and other costs. When we close any of our stores, the inventory of the closed stores is either returned to vendors or marked down and sold. Stores’ leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

Borders Superstores closed during 2008 averaged approximately 30 employees per store and Waldenbooks Specialty Retail stores closed during 2008 averaged between five to seven employees per store, who have been or will be displaced by the closures, with a portion being transferred to other Borders superstore or Waldenbooks Specialty Retail locations. Those employees not transferred are eligible for involuntary termination benefits, but the total amount of these benefits for the stores affected by the store closures is not significant.

During 2008, we recorded a $4.9 charge for the closing costs of our stores, consisting of the following: $3.9 related to the closure of six Borders Superstores (of which $0.4 were occupancy costs) and $1.0 related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

the closure of 112 Waldenbooks Specialty Retail stores (of which $0.9 were occupancy costs). The non-occupancy charge for both segments consisted primarily of asset impairments.

During 2007, we recorded a $12.3 charge for the closing costs of our stores, consisting of the following: $11.0 related to the closure of eight Borders Superstores (of which $5.4 were occupancy costs) and $1.3 related to the closure of 75 Waldenbooks Specialty Retail stores (of which $0.6 were occupancy costs). The non-occupancy charge for both segments consisted primarily of asset impairments.

During 2006, we recorded a $10.4 charge for the closing costs of our stores, consisting of the following: $5.9 relating to the closure of five Borders Superstores (of which $1.8 were occupancy costs), and $4.5 relating to the closure of 124 Waldenbooks Specialty Retail stores (of which $1.4 were occupancy costs). The non-occupancy charge for Borders consisted primarily of asset impairments, and the non-occupancy charge for Waldenbooks Specialty Retail included $0.8 of asset impairments and $2.3 of store payroll and other costs.

Asset impairment and store payroll costs related to store closings are categorized as “Asset impairments and other writedowns,” and occupancy costs are categorized as “Cost of merchandise sold (includes occupancy),” on our consolidated statements of operations.

The following table summarizes the sales and operating loss for Borders superstores closed in each of the following fiscal years:

	2008	2007	2006

Sales	$21.9	$28.0	$6.9
Operating loss	(2.6)	(3.8)	(2.0)

The following table summarizes the sales and operating loss for the Waldenbooks Specialty Retail stores closed in each of the following fiscal years:

	2008	2007	2006

Sales	$64.4	$37.1	$76.0
Operating loss	(5.7)	(3.2)	(4.9)

NOTE 5 — COSTS ASSOCIATED WITH TURNAROUND EFFORT

During 2008 we launched a turnaround effort designed to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in our investment in music inventory.

A summary of the costs associated with our turnaround effort follows:

2008

Consulting and legal fees	$11.2
Severance costs	16.4
Retention costs	2.3
Music inventory markdowns	6.5
Paperchase strategic alternative costs	0.1

Total	$36.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

NOTE 6 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2008	2007

Property and equipment
Buildings	$6.3	$6.3
Leasehold improvements	585.0	586.8
Furniture and fixtures	1,008.0	997.8
Construction in progress	3.2	9.7

	1,602.5	1,600.6
Less — accumulated depreciation and amortization	(1,108.3)	(1,007.8)

Property and equipment, net	$494.2	$592.8

NOTE 7 —	INCOME TAXES

The income tax provision (benefit) from continuing operations consists of the following:

	2008	2007	2006

Current
Federal	$(12.4)	$(24.5)	$3.8
State and local	0.3	(3.5)	2.3
Foreign	2.3	5.8	10.2
Deferred
Federal	31.4	4.5	(11.8)
State and local	8.7	0.9	(7.6)
Foreign	(0.1)	(2.3)	0.3

Total income tax provision (benefit)	$30.2	$(19.1)	$(2.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A reconciliation of the tax provision (benefit) at the federal statutory rate to the tax provision (benefit) at our effective tax rate follows:

	2008	2007	2006

Federal statutory rate	$(54.1)	$(13.7)	$(8.6)
State and local taxes, net of federal tax benefit	0.2	(2.6)	(0.6)
Foreign income taxes	(1.1)	(0.1)	5.3
Increase (decrease) in valuation allowance	85.4	(2.7)	1.0
Non-deductible goodwill impairment	14.1	—	—
Income from stock warrant remeasure	(14.0)	—	—
Other	(0.3)	—	0.1

Total income tax provision (benefit)	$30.2	$(19.1)	$(2.8)

Deferred tax assets and liabilities resulted from the following:

	2008	2007

Deferred tax assets
Accruals and other current liabilities	$17.5	$8.9
Deferred revenue	10.6	13.2
Other long-term liabilities	12.5	3.4
Deferred compensation	4.1	4.2
Deferred rent	54.7	57.8
State deferred tax assets	8.6	8.2
Foreign deferred tax assets	2.5	6.7
Asset impairments and other writedowns	30.7	19.1
Capital loss carryforward	22.1	25.8
Net operating loss carryforward	30.7	—
Tax credit carryforwards	0.7	—

Total deferred tax assets	194.7	147.3
Less: valuation allowance	(112.1)	(32.3)

Net deferred tax assets	82.6	115.0
Deferred tax liabilities
Inventory	15.8	18.4
Property and equipment	65.0	56.2
Foreign deferred tax liabilities	1.8	5.4

Total deferred tax liabilities	82.6	80.0

Net deferred tax assets	$—	$35.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

We have a domestic net operating loss (NOL) carryforward of $96.5, which can be carried forward through 2028, and a capital loss carryforward of $66.0, which can be carried forward through 2012. We have recorded a full valuation allowance against both the NOL carryforward and the capital loss carryforward, as it is not more-likely-than-not that a future benefit will be realized from the deferred tax assets recognized for these carryforwards . We also have tax net operating loss carryforwards from continuing operations in foreign jurisdictions totaling $1.0 as of January 31, 2009, $10.1 as of February 2, 2008, and $18.1 as of February 3, 2007. These losses have an indefinite carryforward period. We established a valuation allowance to reflect the uncertainty of realizing a portion of the benefits of these net operating losses and deferred assets in foreign jurisdictions.

We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. During the third quarter of 2008, we recorded a non-cash charge related to establishing a valuation allowance against substantially all of our domestic net deferred tax assets. This reserve was adjusted based on our fourth quarter results of operations, resulting in a full year valuation allowance charge of $86.1, which was calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

We believe that a valuation allowance is now required due to developments that occurred during the year. In making this determination, we utilized a consistent approach that considers our three-year cumulative income or loss. During the year, we determined a full valuation allowance against our net domestic deferred tax assets was needed, based primarily on our assumption that we would be in a three-year cumulative loss position as of year-end 2008, along with certain other factors.

These other factors include the impact on our financial results of the difficult retail environment brought about by the decline in general economic conditions and the current global financial crisis, and uncertainty as to when conditions will improve to the extent that we will have sufficient taxable income of the appropriate character available to utilize our deferred tax assets. Further, the lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against our federal and state net deferred tax assets was necessary.

If, in the future, we realize domestic taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, we would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

Consolidated domestic income (loss) from continuing operations before taxes was $(167.0) in 2008, $(46.1) in 2007, and $(23.2) in 2006. The corresponding amounts for foreign operations were $12.5 in 2008, $7.1 in 2007, and $(1.5) in 2006.

Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested outside the United States. As such, U.S. income taxes are not provided on these undistributed earnings. Cumulative foreign earnings considered permanently reinvested totaled $37.9 as of January 31, 2009 and $52.5 as of February 2, 2008.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), as amended, on February 4, 2007. Upon adoption, we recognized an additional $4.2 liability for uncertain tax positions, which was accounted for as a reduction to beginning retained earnings. The adoption of FIN 48 also resulted in the reclassification of $7.2 from current taxes payable to non-current accrued liabilities, based upon management’s estimate of when these liabilities will ultimately be settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

As of February 2, 2008, gross unrecognized tax benefits totaled $21.2. As of January 31, 2009 this balance increased to $23.5. The increase in the liability for income taxes associated with uncertain tax positions of $2.3 primarily relates to uncertainty with respect to ultimately realizing the full benefit of certain domestic tax positions. This increase was partially offset by the favorable impact of audit settlements and statute of limitation expirations. These balances represent the total amount of uncertain tax positions that, if recognized, would favorably affect the effective tax rate.

The following table summarizes the total amount of unrecognized tax benefits for the current and prior year:

	2008	2007

Beginning balance	$21.2	$11.2
Additions to tax positions related to current year	5.0	15.3
Additions to tax positions related to prior years	2.0	0.3
Reductions to tax positions related to prior years	(3.7)	(3.2)
Reductions to tax positions related to settlements with tax authorities	(0.2)	(0.2)
Reductions to tax positions related to lapse of statutory limitations	(0.8)	(2.2)

Ending balance	$23.5	$21.2

Increases or decreases to these unrecognized tax benefits that are reasonably possible in the next 12 months are not expected to be significant.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We recognized net tax expense for tax related interest and penalties of $0.3 for year ended January 31, 2009 and $0.8 for year ended February 2, 2008 in the consolidated statement of operations. We recognized a gross liability for the payment of tax related interest and penalties of $8.0 for year-ended January 31, 2009 and $7.5 million for year-ended February 2, 2008 in our consolidated balance sheets.

A number of our tax returns remain subject to examination by taxing authorities. These include federal tax returns for 2005 through 2007, tax returns in certain states for 1996 through 2007, and tax returns in certain foreign jurisdictions for 2004 through 2007.

NOTE 8 —	CONTINGENCIES

Litigation: In February 2009, three former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as General Managers in Borders stores in the State of California at any time from February 19, 2005, through February 19, 2009, have filed an action against us in the Superior Court of California for the County of Orange. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that we violated the California Labor Code by failing to (i) pay required overtime and (ii) provide meal periods and rest periods, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our consolidated financial statements in connection with this matter. Discovery has not commenced and the Company cannot reasonably estimate the potential exposure, if any, at this time. The Company intends to vigorously defend this action.

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, the Company had agreements with Amazon to operate websites utilizing the Borders.com and Waldenbooks.com URLs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

These agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. Similar actions previously filed against us in Tennessee and Nevada have been dismissed. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of potential loss at this time. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. The Company intends to vigorously defend this action.

In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders Gift Cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that the Company sells gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint seeks disgorgement of profits, restitution, attorney’s fees and costs and an injunction. The Company intends to vigorously defend this action. Discovery has not commenced and the Company cannot reasonably estimate the potential exposure, if any, at this time.

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.

NOTE 9 —	DEBT

Credit Facility: We have a Multicurrency Revolving Credit Agreement, as amended (the “Credit Agreement”), which expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory is based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contains covenants that limit, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm.

We had borrowings outstanding under the Credit Agreement of $286.7, $547.3 and $499.0 at January 31, 2009, February 2, 2008, and February 3, 2007, respectively, excluding any borrowings outstanding related to our discontinued operations. There were an additional $40.6 of borrowings outstanding related to our discontinued operations at February 3, 2007. The weighted average interest rate on Credit Agreement borrowings in 2008, 2007 and 2006 was approximately 5.4%, 7.1% and 6.5%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

At January 31, 2009, the funding available under the Credit Agreement was $194.0 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

In April of 2008, we amended our Credit Agreement. Pursuant to this amendment lenders (i) approved a loan to us by Pershing Square Capital Management, L.P., as described below, (ii) permitted increased borrowing availability until December 15, 2008, from 90% of permitted borrowings to 92.5%, (iii) until December 15, 2008, made the fixed charge coverage ratio and the cash dominion event apply only if outstanding borrowings under the facility exceed 92.5% of permitted borrowings, rather than 90%, and (iv) increased the interest rate, commitment fees and letter of credit fees thereunder.

Term Loan: On April 9, 2008, we completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square loaned $42.5 to us with an original maturity of January 15, 2009. This agreement contains covenants, restrictions, and default provisions similar to those contained in the Credit Agreement described above. The agreements were subsequently amended twice, in December 2008 and February 2009, which extended the maturity date of the term loan to April 15, 2009. The agreement was most recently amended on March 30, 2009, extending the expiration date of the term loan to April 1, 2010. Please see “Note 18 — Subsequent Event” for further discussion of this amendment.

As of January 31, 2009, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.

Debt of Consolidated VIEs: We include the debt of two variable interest entities (“VIEs”), consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), in our consolidated balance sheets. Scheduled principal payments of this debt as of January 31, 2009 total $0.2 in 2009, $0.2 in 2010, $0.2 in 2011, $0.3 in 2012, $0.3 in 2013, $3.8 in all later years, and in the aggregate, total $5.0. See “Note 10 — Leases” for further discussion of the Company’s consolidation of these VIEs.

The borrowings outstanding under the Credit Facility and the Pershing Square term loan are categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets. The recorded value of these borrowings approximates their fair value.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in our having insufficient funds for our operations. We have taken a number of steps to enhance our liquidity in 2008 and 2009 including reduction of inventory, reduction in headcount and reduction of actual and planned capital expenditures.

NOTE 10 —	LEASES

Operating Leases: We conduct operations primarily in leased facilities. Store leases are generally for initial terms of three to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks Specialty Retail’s leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

Lease Commitments: Future minimum lease payments under operating leases at January 31, 2009 total $310.9 in 2009, $289.5 in 2010, $272.5 in 2011, $264.8 in 2012, $253.8 in 2013, and $1,248.7 in all later years, and in the aggregate, total $2,640.2. Future minimum lease payments to be received under subleasing arrangements at January 31, 2009 total $5.4 in 2009, $4.8 in 2010, $4.5 in 2011, $4.3 in 2012, $3.8 in 2013, and $11.7 in all later years, and in the aggregate, total $34.5.

Rental Expenses: A summary of operating lease minimum and percentage rental expense, excluding discontinued operations, follows:

	2008	2007	2006

Minimum rentals	$353.4	$340.2	$341.0
Percentage rentals	1.7	30.3	23.2

Total	$355.1	$370.5	$364.2

Capitalized Leases: We, at times, account for certain items under capital leases. Scheduled principal payments of capitalized leases as of January 31, 2009 total $0.7 in 2009, $0.8 in 2010, $0.5 in 2011, and in the aggregate, total $2.0.

Consolidated VIEs: At January 31, 2009, we are the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.7, long-term debt (including current portion) of $5.0 and minority interest of $0.3 at January 31, 2009, and have recorded property and equipment, net of accumulated depreciation, of $4.9, long-term debt (including current portion) of $5.2 and minority interest of $0.3 at February 2, 2008.

NOTE 11 —	EMPLOYEE BENEFIT PLANS

Employee Savings Plan: Employees who meet certain requirements as to age and service are eligible to participate in our 401(K) Savings Plan. Our expense related to this plan was $1.6, $4.0, and $4.2 for 2008, 2007 and 2006, respectively, and consisted primarily of a match of certain employee contributions. We suspended this match payment as of July 1, 2008.

NOTE 12 —	STOCK-BASED COMPENSATION PLANS

2004 Long-Term Incentive Plan: We maintain the 2004 Long-Term Incentive Plan (the “2004 Plan”), under which we may grant stock-based awards to our employees and non-employee directors, including restricted shares and share units of our common stock and options to purchase our common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. Three million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At January 31, 2009, 4.9 million shares remained available for grant.

Under the 2004 Plan, the exercise price of options granted will not be less than the fair value of our common stock at the date of grant. The plan provides for vesting periods as determined by our Compensation Committee of the Board of Directors. We recognize compensation expense for options granted on a straight-line basis over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

We grant time-vested restricted stock and restricted share units to our senior management personnel. We recognize compensation expense for RSUs in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). In accordance with FAS 123(R), we record compensation cost based on the fair market value of the RSUs on the date of grant.

In addition, we had previously granted performance-based share units of our common stock (“RSUs”) to our senior management personnel. RSUs vest in amounts based on the achievement of performance goals. The Compensation Committee of our Board of Directors established the RSUs performance criteria and vesting period.

A summary of the information relative to our stock option plans are as follows (number of shares in thousands):

		Weighted-	Aggregate	Weighted-
	Number	Average	Intrinsic	Average
All Plans	of Shares	Exercise Price	Value	Contract Life

Outstanding at January 28, 2006	6,365	22.98
Granted	531	18.59
Exercised	1,338	16.03	$9.7
Forfeited	717	24.34
Outstanding at February 3, 2007	4,841	24.22
Granted	1,781	18.24
Exercised	173	16.43	$0.9
Forfeited	2,813	26.79
Outstanding at February 2, 2008	3,636	19.69	$71.6	4.3
Granted	2,700	0.96
Exercised	—	—	—	—
Forfeited	1,827	20.36
Outstanding at January 31, 2009	4,509	8.20	—	5.5
Balance exercisable at
February 3, 2007	4,238	24.93
February 2, 2008	1,666	21.71	$36.2	2.1
January 31, 2009	1,187	18.44	—	2.2

The weighted-average fair values of options at their grant date were $0.52, $3.66 and $3.84 in 2008, 2007 and 2006, respectively.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date. The following assumptions were used in the calculation:

	2008	2007	2006

Risk-free interest rate	1.9-3.2%	3.9-5.1%	4.7-5.1%
Expected life	3-5 years	3-5 years	3-5 years
Expected volatility	45.0-90.8%	25.3-29.7%	25.1-25.5%
Expected dividends	—	1.8-4.1%	1.6-2.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

We recognized stock-based compensation expense of $2.7, or $0.04 per share, net of a $0.3 tax benefit, for the year ended January 31, 2009, expense of $3.2, or $0.05 per share, net of a $1.9 tax benefit, for the year ended February 2, 2008, and expense of $2.6, or $0.04 per share, net of a $1.5 tax benefit, for the year ended February 3, 2007.

The following table summarizes the information regarding stock options outstanding at January 31, 2009 (number of shares in thousands):

	Outstanding			Exercisable
Range of	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$0.00-$3.40	2,500	6.94	0.57	—	—
$3.41-$6.81	—	—	—	—	—
$6.82-$10.22	—	—	—	—	—
$10.23-$13.63	65	3.6	12.19	40	12.62
$13.64-$17.03	800	4.6	15.20	219	14.62
$17.04-$20.44	935	2.7	19.10	744	18.77
$20.45-$23.84	141	3.8	21.84	116	21.86
$23.85-$27.25	68	4.1	24.60	68	24.60

A summary of the information relative to our granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock purchased:
2004 Plan (or prior plan)
2006	75	14.17	17.75
2007	30	16.82	21.37
2008	30	4.54	6.15
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2006	114	—	24.16
2007	250	—	18.06
2008	1,726	—	5.86
Performance-based stock units issued:
2004 Plan
2006	405	—	23.59
2007	46	—	20.42
2008	4	—	5.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A summary of the non-vested stock and stock units follows (number of shares in thousands):

	Number of	Weighted-Average
All Plans	Shares	at Grant Date FMV

Outstanding at February 2, 2008	307	21.33
Granted	1,730	5.86
Vested	22	23.94
Forfeited	703	7.01
Outstanding at January 31, 2009	1,312	8.57

NOTE 13 —	ACQUISITION OF REMAINING INTEREST IN PAPERCHASE PRODUCTS, LTD.

In 2007, we purchased an additional 0.5% interest in Paperchase from the minority owners for cash consideration of $0.8.

During the fourth quarter of 2008, we purchased the remaining 3% ownership interest in Paperchase that we had not previously owned. As a result, our ownership of Paperchase increased to 100%. The cash consideration was $3.6.

NOTE 14 —	SEGMENT INFORMATION

We are organized based upon the following reportable segments: Borders Superstores (including Borders.com, which launched in May 2008), Waldenbooks Specialty Retail stores, International stores (including Borders Superstores in Puerto Rico, Paperchase stores and our franchise business), and Corporate (consisting of certain corporate governance and incentive costs). Segment data includes charges allocating all corporate support costs to each segment. Transactions between segments, consisting principally of inventory transfers, are recorded primarily at cost. We evaluate the performance of our segments and allocate resources to them based on operating income and anticipated future contribution.

	2008	2007	2006

Sales
Borders Superstores	$2,625.4	$2,847.2	$2,750.0
Waldenbooks Specialty Retail	480.0	562.8	663.9
International	136.7	145.1	118.4

Total	$3,242.1	$3,555.1	$3,532.3

Depreciation expense
Borders Superstores	$90.7	$90.2	$86.7
Waldenbooks Specialty Retail	10.6	7.7	20.9
International	5.8	5.8	3.6

Total depreciation expense	$107.1	$103.7	$111.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2008	2007	2006

Operating income (loss)
Borders Superstores	$(100.9)	$30.6	$92.4
Waldenbooks Specialty Retail	(27.5)	(21.4)	(78.0)
International	3.7	8.0	6.1
Corporate	(24.5)	(13.1)	(15.3)

Total operating income (loss)	$(149.2)	$4.1	$5.2

Total assets
Borders Superstores	$1,312.7	$1,719.5	$1,714.6
Waldenbooks Specialty Retail	185.9	264.9	322.3
International	74.2	86.2	69.6
Corporate	36.2	76.5	128.4

Total assets of continuing operations	$1,609.0	$2,147.1	$2,234.9
Discontinued operations	—	155.6	378.5

Total assets	$1,609.0	$2,302.7	$2,613.4

Capital expenditures
Borders Superstores	$55.2	$101.1	$133.3
Waldenbooks Specialty Retail	6.5	8.9	13.4
International	14.5	10.0	4.8
Corporate	3.7	11.3	14.1

Total capital expenditures	$79.9	$131.3	$165.6

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2008	2007	2006

Borders Superstores	$7.2	$10.4	$12.9
Waldenbooks Specialty Retail	1.9	0.1	6.1
International	—	0.2	0.3

Total	$9.1	$10.7	$19.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Long-lived assets by geographic area are as follows:

	2008	2007	2006

Long-lived assets:
Domestic	$508.9	$714.5	$705.3
International	28.9	28.6	17.5

Total long-lived assets of continuing operations	$537.8	$743.1	$722.8
Discontinued operations	—	53.6	167.0

Total long-lived assets	$537.8	$796.7	$889.8

Sales by merchandise category are as follows:

	2008	2007	2006

Sales
Books	$2,001.8	$2,148.4	$2,295.8
Music	182.5	264.8	308.6
Video	188.0	248.6	235.5
Gifts & stationery	283.8	287.0	249.3
Other	586.0	606.3	443.1

Total Sales	$3,242.1	$3,555.1	$3,532.3

NOTE 15 —	DISCONTINUED OPERATIONS

On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand. The following is a summary of the principal terms of the Agreement:

The consideration for the sale was (a) a cash payment of $97.3, (b) a deferred payment of $3.3, payable on or about January 1, 2009 if certain actual operating results were achieved, and (c) a deferred payment of up to $6.5 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. We do not expect payment of the consideration described in (b) or (c).

The sale agreement included all 30 Borders Superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $11.2. We have recorded a contingent liability of approximately $0.6 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $4.9. We previously reserved for this item.

We have not recorded any amount related to the contingent deferred consideration of $9.8 as of January 31, 2009. As a result of the sale of the Australia, New Zealand and Singapore bookstores, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5, was added to the carrying value of the related businesses and expensed upon disposal, and is included in the loss on disposal.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) the potential for up to an additional $14.3 of contingent deferred consideration, which will be payable in whole or in part only if specified sales levels are achieved by the U.K. and Ireland bookstore operations in future years; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.4 which mature in 2017 or sooner upon the occurrence of certain events.

The sale agreement included all 41 Borders Superstores located in the U.K. and the Borders superstore in Ireland, as well as all 28 Books etc. stores. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by Risk Capital Partners. The maximum potential liability under these lease guarantees is approximately $134.0. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guaranty agreements provides that the guaranty will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At January 31, 2009, we have reserved $9.0 million based upon the likelihood that we will be required to perform under these guarantees.

Also under the terms of the sale agreement, we indemnified the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $7.7, and we have recorded a liability of approximately $3.1 based upon the likelihood that we will be required to perform under the indemnification.

We have not recorded any amount related to the contingent deferred consideration of $14.3 as of January 31, 2009. We will record this amount once the realization of such amount is resolved beyond a reasonable doubt. We have attributed only a nominal value to our equity interest in Bookshop Acquisitions Ltd. and to our 7% loan notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

We have accounted for the sale of the U.K., Ireland, Australia, New Zealand, and Singapore operations as discontinued operations, and all previous years have been restated to reflect the results of our continuing operations excluding these operations. The results of all the discontinued operations were previously reported as part our International segment. The financial results of discontinued operations were as follows:

	2008	2007	2006

Total revenue	$80.8	$455.6	$544.1
Loss from operations of discontinued operations before income tax	(2.6)	(11.6)	(144.6)
Loss from operations of discontinued operations (net of income tax benefit of $0.9, $2.9 and $15.2, respectively)	(1.7)	(8.7)	(129.4)
Loss on disposal of discontinued operations (net of income tax benefit of $3.1, $7.6, and $0.0 respectively)	(0.3)	(128.8)	—
Loss from discontinued operations (net of income tax benefit of $4.0, $10.5 and $15.2, respectively)	(2.0)	(137.5)	(129.4)

February 2,
2008

Cash and cash equivalents	$2.5
Merchandise inventories	85.2
Accounts receivable and other current assets	14.3

Current assets of discontinued operations	102.0

Property and equipment (net of accumulated depreciation)	46.0
Other assets	7.6

Noncurrent assets of discontinued operations	53.6

Short-term borrowings and current portion of long-term debt	—
Accounts payable	38.4
Accrued payroll and other liabilities	23.0
Deferred income taxes	(3.9)

Current liabilities of discontinued operations	57.5

Long-term liabilities	25.4

Noncurrent liabilities of discontinued operations	$25.4

NOTE 16 —	PERSHING SQUARE FINANCING ARRANGEMENT

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square loaned $42.5 to us and committed to purchase, at our discretion, certain of our international businesses pursuant to an initial $135.0 backstop purchase commitment. The terms of the Pershing Square financing agreement were approved by the lenders under the Credit Agreement, and the Credit Agreement has been amended accordingly. These agreements were subsequently amended twice, in December 2008 and February 2009,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

which extended the maturity date of the term loan and the expiration date of the backstop purchase offer to April 15, 2009. The agreements were most recently amended on March 30, 2009, extending the expiration date of the term loan to April 1, 2010, and re-pricing the exercise price of the warrants to $0.65 per share, subject to adjustment. The expiration date of the backstop purchase offer was not extended and will be allowed to expire. Please see “Note 18 — Subsequent Event” for further discussion of the March 30, 2009 amendment to the Pershing Square financing arrangement.

The financing agreement with Pershing Square, prior to the March 30, 2009 amendment, consisted of three main components:

1. A $42.5 senior secured term loan maturing April 15, 2009, with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to our existing Credit Agreement, other than some relating to Paperchase. Such exceptions are not expected to interfere with our operations or the operations of Paperchase in the ordinary course of business.

2. A backstop purchase offer that gave us the right but not the obligation, until April 15, 2009, to require Pershing Square to purchase our Paperchase, Australia, New Zealand and Singapore subsidiaries, as well as our interest in Bookshop Acquisitions, Inc. (Borders U.K.) after we have pursued a sale process to maximize the value of those assets. Pursuant to this sale process, we sold our Australia, New Zealand and Singapore subsidiaries during the second quarter of 2008 to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited. Pershing Square’s remaining obligation to purchase our Paperchase subsidiary remains in effect until April 15, 2009. Pershing Square’s purchase obligation for Paperchase is at a price of $65.0 (less any debt attributable to those assets) and on customary terms to be negotiated. Proceeds of any such purchase by Pershing Square are to be first applied to repay amounts outstanding under the $42.5 term loan. We have retained the right, in our sole discretion, to forego the sale of these assets or to require Pershing Square to consummate the transaction. Pershing Square has no right of first refusal or other preemptive right with respect to our sale of these businesses to other parties. Pershing Square’s purchase obligation is also subject to the absence of a material adverse change.

3. The issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $7.00 per share. The warrants will be cash-settled in certain circumstances and expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the Common Stock underlying the warrants, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

For accounting purposes, we allocated the proceeds from the financing agreement with Pershing Square between the senior secured term loan, the warrants, and the backstop purchase offer based upon their relative fair market values. This resulted in the recognition of a discount on the secured term loan of $7.2, which is being amortized to earnings over the term of the loan using the effective interest method. As of January 31, 2009, the discount on the term loan totaled $0.2, and is categorized as “Short-term borrowings and current portion of long-term debt” in our consolidated balance sheets.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), we recorded the value of the warrants at their fair market value, and used the Black-Scholes valuation model in the calculation of their fair value. The assumptions used in the model to determine the $40.8 million fair value on the date of issuance were:

Warrant exercise price:	$7.00 per warrant(1)
Stock price at issuance date:	$6.60 per share
Stock volatility:	38.18%(2)
Risk-free interest rate:	3.21%(3)
Annual dividend yield:	0%
Expected life:	6.5 years(4)

(1)	Represents contractual value.

(2)	Represents volatility over the period matching the warrants’ expected life.

(3)	Represents the seven-year treasury note rate.

(4)	Assumes that the warrants will be held the duration of their contractual lives.

The warrants are required to be remeasured to their fair value at the end of each period with the change in fair value recognized in earnings. At January 31, 2009, the warrants were valued at $0.7 million. The assumptions used in the calculation were:

Warrant exercise price:	$7.00 per warrant
Stock price at January 30, 2009:	$0.44 per share
Stock volatility:	70.44%
Risk-free interest rate:	1.60%
Annual dividend yield:	0%
Expected life:	5.68 years

The warrants are categorized as “Other long-term liabilities” in our consolidated balance sheets. The decrease in the fair value from the date of issuance through the end of the fourth quarter of $40.1 (all of which is unrealized) was recognized as income and is categorized as an offset to “Interest expense” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” An intangible asset in the amount of $33.7 related to the backstop purchase offer was also recorded, and is categorized as “Accounts receivable and other current assets” on our consolidated balance sheets. During the second quarter of 2008, the portion of the intangible asset that related to our Australia, New Zealand and Singapore businesses which were sold during the quarter, totaling $17.5, was added to the carrying value of those businesses and expensed upon disposition. The remaining intangible asset of $16.2 relates to our Paperchase subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 17 —	UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2008
	Q1	Q2	Q3	Q4

Total revenue	$735.8	$758.5	$693.4	$1,087.7
Gross margin	168.2	182.0	147.0	293.4
Income (loss) from continuing operations	(30.1)	(11.3)	(172.2)	28.9
Income (loss) from discontinued operations	(1.6)	2.1	(3.2)	0.7
Net income (loss)	(31.7)	(9.2)	(175.4)	29.6
Diluted:
Income (loss) from continuing operations per common share	(0.50)	(0.19)	(2.85)	0.48
Income (loss) from discontinued operations per common share	(0.03)	0.04	(0.05)	0.01
Net income (loss) per common share	(0.53)	(0.15)	(2.90)	0.49
Basic:
Income (loss) from continuing operations per common share	(0.50)	(0.19)	(2.85)	0.48
Income (loss) from discontinued operations per common share	(0.03)	0.04	(0.05)	0.01
Net income (loss) per common share	(0.53)	(0.15)	(2.90)	0.49

	Fiscal 2007
	Q1	Q2	Q3	Q4

Total revenue	$757.1	$812.6	$765.3	$1,262.4
Gross margin	175.3	202.6	166.8	384.4
Income (loss) from continuing operations	(28.9)	(18.4)	(39.9)	67.3
Loss from discontinued operations	(7.0)	(6.7)	(121.2)	(2.6)
Net income (loss)	(35.9)	(25.1)	(161.1)	64.7
Diluted:
Income (loss) from continuing operations per common share	(0.49)	(0.31)	(0.68)	1.15
Loss from discontinued operations per common share	(0.12)	(0.11)	(2.06)	(0.05)
Net income (loss) per common share	(0.61)	(0.42)	(2.74)	1.10
Basic:
Income (loss) from continuing operations per common share	(0.49)	(0.31)	(0.68)	1.15
Loss from discontinued operations per common share	(0.12)	(0.11)	(2.06)	(0.05)
Net income (loss) per common share	(0.61)	(0.42)	(2.74)	1.10

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 18 —	SUBSEQUENT EVENT

On March 30, 2009, the Pershing Square financing arrangement was amended to extend the maturity date of the term loan to April 1, 2010. The amendment also resulted in a reduction of the exercise price of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants. The $65.0 backstop purchase offer related to our Paperchase subsidiary was not extended and will be allowed to expire.

As a result of the reduction in the exercise price of the warrants, we expect the associated liability to increase to approximately $6.0, and the discount on the secured term loan to also increase, in approximately the same amount. The discount will be amortized to earnings over the term of the loan using the effective interest method. The subsequent changes in the fair market value of the warrants will continue to be recognized in earnings. The intangible asset related to the backstop purchase offer related to our Paperchase subsidiary of $16.2 will be expensed during the first quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted required provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Borders Group, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
March 31, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that our controls and procedures were effective to ensure that information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:   Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of January 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our effectiveness of internal control over financial reporting as of January 31, 2009, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited Borders Group, Inc’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Borders Group Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Borders Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2009 of Borders Group, Inc. and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
March 31, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.”

Information pertaining to our directors required by Item 10 is included under the caption “Election of Directors” in our Proxy Statement related to our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement related to our 2009 Annual Meeting of Stockholders.

Code of Ethics and Other Corporate Governance Information

Information regarding our Business Conduct Policy and our Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement related to our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement related to our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement related to our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to the information under the heading “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement related to our 2009 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement related to our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. Financial Statement Schedules

Schedule II

Valuation and Qualifying Accounts — Deferred Tax Asset
Fiscal Year Ended January 31, 2009, February 2, 2008 and February 3, 2007

	Balance at	Charged to Costs	Balance at End
	Beginning of Year	and Expenses	of Year

Balance at January 31, 2009	$32.3	$79.8	$112.1
Balance at February 2, 2008	$14.6	$17.7	$32.3
Balance at February 3, 2007	$9.4	$5.2	$14.6

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(20)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(16)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(20)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(23)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(24)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(27)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(27)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.1(11)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2		First Amendment to the Restated Borders Group, Inc. Annual Incentive Bonus Plan dated as of March 31, 2008
10	.3(7)	Borders Group, Inc. 2004 Long-Term Incentive Plan

Exhibit
Number		Description

10	.4(8)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.5(26)	Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10	.6(1)	Borders Group, Inc. Stock Option Plan
10	.7(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.8(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.9(3)	1998 Borders Group, Inc. Stock Option Plan
10	.10(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.11(9)	Non-Qualified Deferred Compensation Plan
10	.12(10)	Restricted Share Unit Grant Agreement
10	.13(12)	Restricted Share Grant Agreement
10	.14(14)	2006 Restricted Share Unit Grant Agreement
10	.15(14)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.16(18)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.17(13)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.18(15)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz)
10	.19(16)	Summary of Employment Agreement between Mr. Jones and the Company
10	.20(16)	Employment Agreement between Mr. Jones and the Company
10	.21(25)	Employment terms between Mr. Armstrong and the Company
10	.22(25)	Employment terms between Mr. Gruen and the Company
10	.23(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.24(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.25(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.26(8)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(17)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(19)	Amendment No. 1 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10	.29(21)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10	.30(27)	Amendment No. 3 to the Second Amended and Restated Multicurrency Revolving Credit Agreement among Borders Group, Inc. its subsidiaries and Parties thereto
10	.31(22)	Deed of Tax Covenant between BGI (UK) limited and Bookshop Acquisitions Limited
10	.32(22)	Brand License Agreement between Borders Properties, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.33(22)	Transitional Services Agreement between Borders International Services, Inc. and Borders (UK) Limited and Borders Books Ireland Limited

Exhibit
Number		Description

10	.34(22)	Subscription and Shareholders Agreement between Bookshop Acquisitions Limited and, Luk Johnson and BGI (UK) Limited
10	.35(26)	Commitment Letter from Pershing Square Capital Management, L.P. to Borders Group, Inc., dated as of March 19, 2008
10	.36(27)	Purchase Offer Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.37(27)	Deed of Charge Over Shares between BGP (UK) Limited (as Chargor) and Pershing Square Capital Management, L.P. (as Collateral Agent).
10	.38(27)	Senior Secured Credit Agreement among Borders Group, Inc. (the Borrower), Pershing Square Capital Management, L.P. (as Administrative Agent and as Collateral Agent) and the lenders named therein, dated as of April 9, 2008.
10	.39(28)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10	.40(28)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10	.41(28)	Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.
10	.42(28)	Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.
10	.43(29)	Stock Option Agreement between Mr. Jones and the Company.
10	.44(29)	Restricted Share Agreement between Mr. Jones and the Company.
10	.45(29)	Form of Executive Officer Severance Agreement.
10	.46(29)	Form of Restricted Share Agreement for Executive Officers.
10	.47(29)	Form of Enhanced Incentive Bonus for Executive Officers.
10	.48(29)	Form of Enhanced Incentive Bonus Agreement between Mr. Jones and the Company
10	.49(30)	Non-Qualified Deferred Compensation Plan for Directors of Borders Group, Inc.
10	.50(31)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10	.51(32)	Third Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated December 9, 2008.
10.52		Fourth Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated March 20, 2009.
10	.53(33)	Extension of Purchase Offer Letter, dated as of December 22, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.54(34)	Amendment to Purchase Offer Letter, dated as of January 16, 2009, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.55(35)	Extension and Amendment of Purchase Offer Letter, dated as of February 13, 2009, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.56(33)	First Amendment to the Senior Secured Credit Agreement, dated as of December 22, 2008, among Borders Group, Inc. as borrower and the guarantors listed therein, the Lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent
10	.57(35)	Second Amendment to the Senior Secured Credit Agreement, dated as of February 13, 2009, among Borders Group, Inc. as borrower and the guarantors listed therein, the Lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent
10	.58(36)	Employment Agreement by and between Borders Group, Inc. and Ron Marshall dated as of January 3, 2009

Exhibit
Number		Description

10	.59(36)	Resignation Letter of Edward Wilhelm dated as of January 4, 2009
10.60		Separation Agreement between Kenneth H. Armstrong and the Company dated as of February 6, 2009.
10.61		Separation Agreement between Edward W. Wilhelm and the Company dated as of March 18, 2009.
10.62		Separation Agreement between Robert P. Gruen and the Company dated as of January 15, 2009.
10	.63(37)	Third Amendment to the Senior Secured Credit Agreement, dated as of March 30, 2009, among Borders Group, Inc. as borrower and the guarantors listed therein, the lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent.
10	.64(37)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10	.65(37)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 21, 2007 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(25)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (Filed No. 1-13740).

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 19, 2008 (File No. 1-13740).

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(29)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(30)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008 (File No. 1-13740).

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(32)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-13740).

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2008 (File No. 1-13740).

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-13740).

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 13, 2009 (File No. 1-13740).

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2009 (File No. 1-13740).

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDERS GROUP, INC.
(Registrant)

By:	/s/ RON MARSHALL
Ron Marshall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Marshall Ron Marshall	Chief Executive Officer and President	March 31, 2009

/s/ Mark R. Bierley Mark R. Bierley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Michael G. Archbold Michael G. Archbold	Director	March 31, 2009

/s/ Donald G. Campbell Donald G. Campbell	Director	March 31, 2009

/s/ Joel J. Cohen Joel J. Cohen	Director	March 31, 2009

/s/ Amy B. Lane Amy B. Lane	Director	March 31, 2009

/s/ Brian T. Light Brian T. Light	Director	March 31, 2009

/s/ Dr. Edna Medford Dr. Edna Medford	Director	March 31, 2009

/s/ Richard McGuire Richard McGuire	Director, Non-Executive Chairman	March 31, 2009

/s/ Lawrence I. Pollock Lawrence I. Pollock	Director	March 31, 2009

/s/ Michael Weiss Michael Weiss	Director	March 31, 2009

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(20)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(16)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(20)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(23)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(24)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(27)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(27)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.1(11)	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2		First Amendment to the Restated Borders Group, Inc. Annual Incentive Bonus Plan dated as of March 31, 2008
10	.3(7)	Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.4(8)	First Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of May 20, 2004
10	.5(26)	Second Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated as of March 30, 2007
10	.6(1)	Borders Group, Inc. Stock Option Plan
10	.7(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.8(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.9(3)	1998 Borders Group, Inc. Stock Option Plan
10	.10(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.11(9)	Non-Qualified Deferred Compensation Plan
10	.12(10)	Restricted Share Unit Grant Agreement
10	.13(12)	Restricted Share Grant Agreement
10	.14(14)	2006 Restricted Share Unit Grant Agreement
10	.15(14)	Summary of terms of fiscal 2006 compensation for non-employee directors and executive officers
10	.16(18)	Summary of terms of fiscal 2006 compensation for Mr. Lawrence I. Pollock related to his role as non-executive chairman of the board of directors
10	.17(13)	Employment and Consultancy Agreement between Mr. Josefowicz and the Company
10	.18(15)	Revised Form of Severance Agreement for Executive Officers (other than Mr. Josefowicz)
10	.19(16)	Summary of Employment Agreement between Mr. Jones and the Company
10	.20(16)	Employment Agreement between Mr. Jones and the Company
10	.21(25)	Employment terms between Mr. Armstrong and the Company
10	.22(25)	Employment terms between Mr. Gruen and the Company
10	.23(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto

Exhibit
Number		Description

10	.24(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.25(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.26(8)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.27(17)	Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.28(19)	Amendment No. 1 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of April 2, 2007, among the Company, its subsidiaries named therein and the lenders named therein
10	.29(21)	Amendment No. 2 to the Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006 among Borders Group, Inc. its subsidiaries and Parties thereto
10	.30(27)	Amendment No. 3 to the Second Amended and Restated Multicurrency Revolving Credit Agreement among Borders Group, Inc. its subsidiaries and Parties thereto
10	.31(22)	Deed of Tax Covenant between BGI (UK) limited and Bookshop Acquisitions Limited
10	.32(22)	Brand License Agreement between Borders Properties, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.33(22)	Transitional Services Agreement between Borders International Services, Inc. and Borders (UK) Limited and Borders Books Ireland Limited
10	.34(22)	Subscription and Shareholders Agreement between Bookshop Acquisitions Limited and, Luk Johnson and BGI (UK) Limited
10	.35(26)	Commitment Letter from Pershing Square Capital Management, L.P. to Borders Group, Inc., dated as of March 19, 2008
10	.36(27)	Purchase Offer Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.37(27)	Deed of Charge Over Shares between BGP (UK) Limited (as Chargor) and Pershing Square Capital Management, L.P. (as Collateral Agent).
10	.38(27)	Senior Secured Credit Agreement among Borders Group, Inc. (the Borrower), Pershing Square Capital Management, L.P. (as Administrative Agent and as Collateral Agent) and the lenders named therein, dated as of April 9, 2008.
10	.39(28)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10	.40(28)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10	.41(28)	Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.
10	.42(28)	Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.
10	.43(29)	Stock Option Agreement between Mr. Jones and the Company.
10	.44(29)	Restricted Share Agreement between Mr. Jones and the Company.
10	.45(29)	Form of Executive Officer Severance Agreement.
10	.46(29)	Form of Restricted Share Agreement for Executive Officers.
10	.47(29)	Form of Enhanced Incentive Bonus for Executive Officers.

Exhibit
Number		Description

10	.48(29)	Form of Enhanced Incentive Bonus Agreement between Mr. Jones and the Company
10	.49(30)	Non-Qualified Deferred Compensation Plan for Directors of Borders Group, Inc.
10	.50(31)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10	.51(32)	Third Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated December 9, 2008.
10.52		Fourth Amendment to the Borders Group, Inc. 2004 Long Term Incentive Plan dated March 20, 2009.
10	.53(33)	Extension of Purchase Offer Letter, dated as of December 22, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.54(34)	Amendment to Purchase Offer Letter, dated as of January 16, 2009, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.55(35)	Extension and Amendment of Purchase Offer Letter, dated as of February 13, 2009, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
10	.56(33)	First Amendment to the Senior Secured Credit Agreement, dated as of December 22, 2008, among Borders Group, Inc. as borrower and the guarantors listed therein, the Lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent
10	.57(35)	Second Amendment to the Senior Secured Credit Agreement, dated as of February 13, 2009, among Borders Group, Inc. as borrower and the guarantors listed therein, the Lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent
10	.58(36)	Employment Agreement by and between Borders Group, Inc. and Ron Marshall dated as of January 3, 2009
10	.59(36)	Resignation Letter of Edward Wilhelm dated as of January 4, 2009
10.60		Separation Agreement between Kenneth H. Armstrong and the Company dated as of February 6, 2009.
10.61		Separation Agreement between Edward W. Wilhelm and the Company dated as of March 18, 2009.
10.62		Separation Agreement between Robert P. Gruen and the Company dated as of January 15, 2009.
10	.63(37)	Third Amendment to the Senior Secured Credit Agreement, dated as of March 30, 2009, among Borders Group, Inc. as borrower and the guarantors listed therein, the lenders listed therein and Pershing Square Capital Management, L.P. as administrative agent and collateral agent.
10	.64(37)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10	.65(37)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 16, 2005 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Proxy Statement dated April 18, 2005 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 21, 2005 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 25, 2006 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2006 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2006 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2006 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 2, 2007 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2007 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 21, 2007 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(25)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (Filed No. 1-13740).

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 19, 2008 (File No. 1-13740).

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(29)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(30)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008 (File No. 1-13740).

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(32)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-13740).

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2008 (File No. 1-13740).

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-13740).

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 13, 2009 (File No. 1-13740).

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2009 (File No. 1-13740).

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).