Form 10-Q
period 2009-05-02
BORDERS GROUP INC
filed 2009-06-04
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
Commission file number 1-13740
BORDERS GROUP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-3294588

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Phoenix Drive, Ann Arbor, Michigan 48108
(Address of principal executive offices)
(zip code)
(734) 477-1100
(Registrant’s telephone number, including area code)
Indicate by “X” whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The number of shares of common stock outstanding at May 27, 2009 was 60,226,541.

BORDERS GROUP, INC.
INDEX

Page
Part I — Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

Part II — Other information

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security holders	24
Item 4T. Controls and Procedures	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	25

Signatures	26
EX-10.66
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Sales	$641.5	$729.5
Other revenue	8.7	6.3

Total revenue	650.2	735.8

Cost of merchandise sold, including occupancy costs	506.8	567.6

Gross margin	143.4	168.2

Selling, general and administrative expenses	172.4	213.1
Asset impairments and other writedowns	0.1	—

Operating loss	(29.1)	(44.9)

Interest expense	6.5	9.5
Warrant / put expense (income)	49.1	(3.6)

Total interest expense	55.6	5.9

Loss before income taxes	(84.7)	(50.8)

Income taxes (benefit)	1.3	(20.7)

Loss from continuing operations	$(86.0)	$(30.1)

Loss from operations of discontinued operations (net of income tax benefit of $- and $0.7)	—	(1.2)
Loss from disposal of discontinued operations (net of income tax benefit of $- and $0.3)	—	(0.4)

Loss from discontinued operations (net of income tax benefit of $- and $1.0)	—	(1.6)

Net loss	$(86.0)	$(31.7)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(1.44)	$(0.50)
Loss from discontinued operations per common share	$—	$(0.03)

Net loss per common share	$(1.44)	$(0.53)

Weighted average common shares outstanding (in millions)	59.9	59.4

Basic:
Loss from continuing operations per common share	$(1.44)	$(0.50)
Loss from discontinued operations per common share	$—	$(0.03)

Net loss per common share	$(1.44)	$(0.53)

Weighted average common shares outstanding (in millions)	59.9	59.4

Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	May 2,	May 3,	January 31,
	2009	2008	2009

Assets
Current assets:
Cash and cash equivalents	$45.7	$35.0	$53.6
Merchandise inventories	893.0	1,147.9	915.2
Accounts receivable and other current assets	74.3	128.8	102.4
Taxes, including income taxes	—	13.1	—
Current assets of discontinued operations	—	108.3	—

Total current assets	1,013.0	1,433.1	1,071.2
Property and equipment, net of accumulated depreciation of $1,128.6, $1,031.7 and $1,108.3 at May 2, 2009, May 3, 2008 and January 31, 2009, respectively	469.0	589.9	494.2
Other assets	37.2	67.6	39.4
Deferred income taxes	3.5	42.5	4.0
Goodwill	0.2	40.5	0.2
Noncurrent assets of discontinued operations	—	54.0	—

Total assets	$1,522.9	$2,227.6	$1,609.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$319.1	$585.5	$329.8
Trade accounts payable	372.9	462.5	350.0
Accrued payroll and other liabilities	236.1	271.4	279.8
Taxes, including income taxes	32.9	—	30.1
Deferred income taxes	3.5	12.6	4.0
Current liabilities of discontinued operations	—	43.2	—

Total current liabilities	964.5	1,375.2	993.7
Long-term debt	6.8	6.4	6.4
Other long-term liabilities	374.0	368.1	345.8
Noncurrent liabilities of discontinued operations	—	26.7	—

Total liabilities	1,345.3	1,776.4	1,345.9

Stockholders’ equity:
Common stock; 300,000,000 shares authorized; 60,051,041, 60,489,390 and 59,903,232 shares issued and outstanding at May 2, 2009, May 3, 2008 and January 31, 2009, respectively	186.5	188.4	187.4
Accumulated other comprehensive income	13.3	44.0	11.9
Retained earnings (deficit)	(22.2)	218.8	63.8

Total stockholders’ equity	177.6	451.2	263.1

Total liabilities and stockholders’ equity	$1,522.9	$2,227.6	$1,609.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 13 WEEKS ENDED MAY 2, 2009
(dollars in millions except share amounts)
(UNAUDITED)

			Accumulated
			Other	Retained
	Common Stock		Comprehensive	Earnings
	Shares	Amount	Income	(Deficit)	Total

Balance at January 31, 2009	59,903,232	$187.4	$11.9	$63.8	$263.1

Net loss	—	—	—	(86.0)	(86.0)

Currency translation adjustment	—	—	1.4	—	1.4

Comprehensive loss	—	—	—	—	(84.6)

Issuance of common stock	550,000	1.2	—	—	1.2
Repurchase and retirement of common stock	(402,191)	(2.1)	—	—	(2.1)

Balance at May 2, 2009	60,051,041	$186.5	$13.3	$(22.2)	$177.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 weeks Ended
	May 2,	May 3,
	2009	2008

Cash provided by (used for):
Net loss	$(86.0)	$(31.7)
Net loss from discontinued operations	—	(1.6)
Net loss from continuing operations	(86.0)	(30.1)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	27.6	26.9
Loss on disposal of assets	—	0.1
Stock-based compensation cost	(0.6)	1.9
Decrease (increase) in deferred income taxes	—	(8.0)
Decrease (increase) in other long-term assets	2.4	(2.8)
Increase in other long-term liabilities	24.0	4.7
Write-off of intangible asset	16.2	—
Asset impairments and other writedowns	0.1	—
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	22.9	94.0
Decrease in accounts receivable	16.6	17.9
Increase in prepaid expenses	(3.3)	(10.6)
Increase (decrease) in trade accounts payable	22.7	(49.4)
Increase (decrease) in taxes payable	2.6	(18.3)
Decrease in accrued payroll and other liabilities	(42.8)	(43.4)

Net cash provided by (used for) operating activities of continuing operations	2.4	(17.1)
Investing
Capital expenditures	(2.4)	(27.0)

Net cash used for investing activities of continuing operations	(2.4)	(27.0)
Financing
Net (repayment of) funding from credit facility	(7.5)	2.7
Funding from term note financing	—	42.5
Issuance of long-term debt	—	1.1
Repayment of long-term capital lease obligations	(0.1)	—
Issuance of common stock	(0.3)	0.2
Payment of cash dividends	—	(6.5)

Net cash provided by (used for) financing activities of continuing operations	(7.9)	40.0
Net cash used for operating activities of discontinued operations	—	(16.7)
Net cash used for investing activities of discontinued operations	—	(2.6)
Effect of exchange rates on cash and cash equivalents of discontinued operations	—	(0.1)

Net cash used for discontinued operations	—	(19.4)

Net decrease in cash and cash equivalents	(7.9)	(23.5)

Cash and cash equivalents at beginning of period	53.6	58.5

Cash and cash equivalents at end of period	$45.7	$35.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (individually and collectively, “we,” “our” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2009 will consist of 52 weeks, and will end on January 30, 2010. References herein to years are to our fiscal years.
At May 2, 2009, we operated 518 superstores under the Borders name, including 515 in the United States and three in Puerto Rico. We also operated 376 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 2, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops exist in 333 Borders superstores.
In addition, we operate a proprietary e-commerce Web site, Borders.com, which was launched in May of 2008.
On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. See “Note 7 — Discontinued Operations” for further discussion of our disposal of these bookstore operations. The amounts disclosed in these Notes exclude the amounts related to discontinued operations unless otherwise noted.
NOTE 2 — CONTINGENCIES
Litigation: In February 2009, three former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as General Managers in Borders stores in the State of California at any time from February 19, 2005, through February 19, 2009, have filed an action against us in the Superior Court of California for the County of Orange. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that we violated the California Labor Code by failing to (i) pay required overtime and (ii) provide meal periods and rest periods, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our consolidated financial statements in connection with this matter. Discovery has not commenced and we cannot reasonably estimate the amount or range of possible loss, if any, at this time. We intend to vigorously defend this action.
Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate websites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. We intend to vigorously defend this action.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders gift cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that we sell gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint seeks disgorgement of profits, restitution, attorney’s fees and costs and an injunction. We intend to vigorously defend this action. Discovery has not commenced and we cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.
NOTE 3 — FINANCING
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
We had borrowings outstanding under the Credit Agreement of $279.2, $551.1 and $286.7 at May 2, 2009, May 3, 2008 and January 31, 2009, respectively. There were no borrowings outstanding related to our discontinued operations for any periods presented.
At May 2, 2009, the funding available under the Credit Agreement was $112.2. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.
Term Loan: On April 9, 2008, we completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square loaned $42.5 to us with an original maturity of January 15, 2009. This agreement contains covenants, restrictions, and default provisions similar to those contained in the Credit Agreement described above. The agreements were subsequently amended three times, most recently on March 30, 2009, extending the expiration date of the term loan to April 1, 2010.
As of May 2, 2009, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement; however, borrowings under the Credit Agreement have not exceeded 90% of permitted borrowings.
Debt of Consolidated VIEs: At May 2, 2009, we are the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.7, long-term debt (including current portion) of $5.0 and minority interest of $0.3 at May 2, 2009.
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
NOTE 4 — INCOME TAXES
On an interim basis, we calculate our tax provision in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”, using an estimate of our annual effective tax rate, and apply this rate to our year-to-date ordinary income or loss. For those jurisdictions where we have a projected full-year or year-to-date loss for which it is more-likely-than-not that a future benefit will not be realized, we reduce the tax benefit of the loss by a valuation allowance. The tax effect of unusual or infrequently occurring items such as changes in judgment about valuation allowances, the effects of changes in tax laws or rates, and changes in unrecognized tax benefits for uncertain tax positions are reported in the interim period in which they occur.
We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the third quarter of 2008, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic net deferred tax assets, based primarily on the assumption that we would be in a three-year cumulative loss position as of the end of fiscal 2008. As of the end of the first quarter of this year, we are still in a three-year cumulative loss position. Thus, we have not recorded a tax benefit for our first quarter pre-tax domestic loss. We have recorded tax expense of $1.3 related to the impact of our foreign operations, state gross receipts tax and discrete tax events.
If, in the future, we realize domestic taxable income on a sustained basis of the appropriate character, we will then evaluate the need to reverse some or all of our valuation allowance. A valuation allowance reversal would result in a tax benefit. Changes in existing tax laws could also affect valuation allowance needs in the future.
As of May 2, 2009 and January 31, 2009, our gross unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” were $23.9 and $23.5. These balances represent the total amount of uncertain tax positions that, if recognized, would favorably affect the effective tax rate.
A number of our tax returns remain subject to examination by taxing authorities. These include federal tax returns from 2005 to 2008, tax returns in certain states from 1996 through 2008, and tax returns in certain foreign jurisdictions from 1999 to 2008.
NOTE 5 — FACILITY CLOSURE RESERVES
In accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), we expense when incurred all amounts related to the discontinuance of operations of facilities identified for closure. These expenses typically pertain to occupancy costs, inventory markdowns, asset impairments, and store payroll and other costs. When we close any of our facilities, the inventory of the closed store is either returned to vendors or marked down and sold. Leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
The following table summarizes our facility closure reserve recorded in accordance with FAS 146:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Beginning reserve balance	$25.6	$13.2
Current period charge	0.2	0.3
Current period reserve adjustment	(2.4)	—
Current period cash payments	(2.3)	(0.6)

Ending reserve balance	$21.1	$12.9

The reserve adjustment recorded during the first quarter of 2009 resulted from the termination of one store lease earlier than originally anticipated.
NOTE 6 — SEGMENT INFORMATION
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

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Sales
Borders Superstores	$536.7	$600.7
Waldenbooks Specialty Retail	76.9	96.0
International	27.9	32.8

Total sales	$641.5	$729.5

Depreciation expense
Borders Superstores	$24.4	$23.0
Waldenbooks Specialty Retail	1.9	2.4
International	1.3	1.5

Total depreciation expense	$27.6	$26.9

Operating income (loss)
Borders Superstores	$(16.5)	$(30.0)
Waldenbooks Specialty Retail	(6.8)	(13.6)
International	0.1	1.4
Corporate	(5.9)	(2.7)

Total operating loss	$(29.1)	$(44.9)

Total assets
Borders Superstores	$1,249.5	$1,617.8
Waldenbooks Specialty Retail	176.0	205.1
International	76.7	81.3
Corporate	20.7	161.1

Total assets of continuing operations	$1,522.9	$2,065.3
Discontinued operations	—	162.3

Total assets	$1,522.9	$2,227.6

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Borders Superstores	$1.9	$1.8
Waldenbooks Specialty Retail	0.3	0.4

Total	$2.2	$2.2

NOTE 7 — DISCONTINUED OPERATIONS
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
The consideration for the sale was (a) a cash payment of $97.3, (b) a deferred payment of $3.6, payable on or about January 1, 2009 if certain actual operating results were achieved, and (c) a deferred payment of up to $7.3 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. Because the relevant operating results were not achieved, we will not receive the consideration described in (b) or (c).
The sale agreement included all 30 Borders Superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $12.0. We have recorded a contingent liability of approximately $0.7 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.4. We previously reserved for this item.
As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5, was added to the carrying value of the related businesses and expensed upon disposal, which occurred in the second quarter of 2008.
We have accounted for the sale of the Australia, New Zealand, and Singapore operations as discontinued operations, and all previous years have been restated to reflect the results of our continuing operations excluding these operations. The results of all the discontinued operations were previously reported as part of our International segment. The financial results of discontinued operations were as follows:

13 Weeks Ended
May 3, 2008
Total revenue	$55.2
Loss from operations of discontinued operations before income tax	(1.9)
Loss from operations of discontinued operations (net of income tax benefit of $0.7)	(1.2)
Loss on disposal of discontinued operations (net of income tax benefit of $0.3)	(0.4)
Loss from discontinued operations (net of income tax benefit of $1.0)	(1.6)

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

May 3,
2008
Cash and cash equivalents	$5.4
Merchandise inventories	93.3
Accounts receivable and other current assets	16.2
Taxes, including income taxes	(6.6)

Current assets of discontinued operations	108.3

Property and equipment (net of accumulated depreciation)	46.3
Other assets	7.7

Noncurrent assets of discontinued operations	54.0

Accounts payable	32.6
Accrued payroll and other liabilities	14.6
Deferred income taxes	(4.0)

Current liabilities of discontinued operations	43.2

Long-term liabilities	26.7

Noncurrent liabilities of discontinued operations	$26.7

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $131.7. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At May 2, 2009, we have reserved $9.3 based upon the likelihood that we will be required to perform under these guarantees.
We also have agreed to indemnify the purchasers of the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.0, and we have recorded a liability of approximately $3.3 based upon the likelihood that we will be required to perform under the indemnification.
NOTE 8 — PERSHING SQUARE FINANCING ARRANGEMENT
On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. This agreement was subsequently amended three times, most recently on March 30, 2009. The financing agreement with Pershing Square, as amended, consists of the following:
1. A $42.5 senior secured term loan maturing April 1, 2010, with an interest rate of 9.8% per annum. The term loan is secured by an indirect pledge of approximately 65% of the stock of Paperchase pursuant to a Deed of Charge Over Shares. In the event that Paperchase is sold, all proceeds from the sale are required to be used to prepay the term loan. The representations, covenants and events of default therein are otherwise substantially identical to our existing Credit Agreement, other than some relating to Paperchase. Such exceptions are not expected to interfere with our operations or the operations of Paperchase in the ordinary course of business.
2. The issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $0.65 per share. The warrants will be cash-settled in certain circumstances and expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the Common Stock underlying the warrants, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value.
The agreements were most recently amended on March 30, 2009 to extend the expiration date of the term loan to April 1, 2010. The amendment also resulted in a reduction of the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value. The reduction in the exercise price of the warrants on March 30, 2009 resulted in a $4.3 increase in their fair value. We recorded this increase in fair value as a discount on the secured term loan in the same amount. The warrants are categorized as “Other long-term liabilities” and the discount on the term loan is categorized as “Short-term borrowings and current portion of long-term debt” in our consolidated balance sheets. The discount will be amortized to earnings over the term of the loan using the effective interest method. The assumptions used to determine the change in the fair value of the warrants as a result of the reduction in their exercise price were:

	Before re-pricing	After re-pricing
Warrant fair value:	$1.8 million	$6.1 million
Warrant exercise price:	$7.00 per warrant(1)	$0.65 per warrant(1)
Stock price:	$0.65 per share	$0.65 per share
Stock volatility:	74.26%(2)	74.26%(2)
Risk-free interest rate:	1.82%(3)	1.82%(3)
Annual dividend yield:	0%	0%
Expected life:	5.5 years(4)	5.5 years(4)

(1)	Represents contractual value.

(2)	Represents volatility over the period matching the warrants’ expected life.

(3)	Represents the five-year treasury note rate.

(4)	Assumes that the warrants will be held the duration of their contractual lives.
In accordance with FAS 150, changes in the fair value of the warrants during the periods presented, excluding the change attributable to the reduction in their exercise price, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were:

	May 2, 2009	May 3, 2008
Warrant fair value:	$38.0 million	$37.2 million
Warrant exercise price:	$0.65 per warrant(1)	$7.00 per warrant(1)
Stock price at balance sheet date:	$2.97 per share	$6.23 per share
Stock volatility:	79.78%(2)	39.00%(2)
Risk-free interest rate:	1.82%(3)	3.19%(3)
Annual dividend yield:	0%	0%
Expected life:	5.4 years(4)	6.4 years(4)

(1)	Represents contractual value.

(2)	Represents volatility over the period matching the warrants’ expected life.

(3)	Represents the five-year treasury note rate.

(4)	Assumes that the warrants will be held the duration of their contractual lives.
We recognized expense of $32.9 and income of $3.6 for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, related to changes in the fair value of the warrants. These changes, all of which are unrealized, are categorized as “Warrant/put expense” on our consolidated statements of operations This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”
The March 30, 2009 amendment did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense” on our consolidated statements of operations.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
NOTE 9 — NEW ACCOUNTING GUIDANCE
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141(R) did not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FAS 160 did not have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact our consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt FAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. AU Section 411 has not yet been approved by the SEC. We do not expect FAS 162 to materially impact our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Borders Group, Inc., through our subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At May 2, 2009, we operated 518 superstores under the Borders name, including 515 in the United States and three in Puerto Rico. We also operated 376 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we own and operate United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 2, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 Borders superstores.
In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.
On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. The sale of these bookstores is discussed below under the caption “Discontinued Operations.”

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
We are focused on four priorities:
Get our financial house in order. We have and will continue to get our financial house in order through improved inventory productivity, lower debt levels, a reduced cost structure and improved operating cash flow.
Reengage with our customers and reclaim our status as a bookseller for serious readers. We are focused on improving key retailing practices at our superstores in order to become the bookstore for the serious reader. A key element of this strategy is the enhancement of certain key categories, which will help to distinguish our domestic superstores from competitors. These categories include children’s, wellness, cooking, educational materials, Seattle’s Best Coffee cafes, and Paperchase gifts & stationery shops, which we expect to be drivers of both sales and increased profitability for their categories.
We will continue to develop our loyalty program, Borders Rewards, which has grown to approximately 32 million members and continues to grow. We will continue to focus on increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests.
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
Improve execution. We are focused on improving execution throughout all elements of our business. This includes increasing the effectiveness of merchandise presentation, improving assortment planning, customer service and engagement, implementing expense reduction initiatives, enhancing replenishment and supply chain effectiveness, and ensuring consistency of execution across the company.
Address disintermediation in the music and movie categories. To address declining sales in the music and movie categories, as well as increasing space available for improved merchandise presentation and expansion of higher margin categories, we have reduced music and movie inventories and reallocated floor space in our stores. In general, this has resulted in greater space being allocated to an expanded assortment of children’s books and other growth categories within books, gifts and stationery and non-book products such as teaching materials. We plan to continue to reduce the space allocated to music and movies during 2009, and continue to increase the space devoted to books, children’s and gifts and stationery.
As a result of our focus on existing stores and the need to preserve liquidity, we have effectively curtailed our new store program. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met, particularly in the Waldenbooks Specialty Retail segment. These measures are expected to improve profitability and free cash flow in the long term. We will retain stable superstore and mall-based locations that meet acceptable profit and return on investment objectives and in those stores, change product assortment and formats to drive sales and profitability.
We believe that the remainder of fiscal 2009 will be challenging for retailers due to continued uncertainty in the economic environment, and as a consequence we will sharpen our focus on maximizing cash flow and profitability. In addition, we will continue to review all cost structures with the goal of reducing expenses, and will continue to reduce working capital needs by further driving inventory productivity, thus improving cash flow and lowering supply chain costs. Driven by these factors, we expect to reduce operating expenses, including corporate, stores and distribution expenses, by $120.0 million for the full year of 2009 compared to 2008.
We anticipate that such cost- and cash-savings measures will improve both operating income and liquidity in 2009 as compared to 2008, assuming that 2009 comparable store sales trends are consistent with those seen in 2008.
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
Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2009 consists of 52 weeks, and will end on January 30, 2010.
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
The consideration for the sale was (a) a cash payment of $97.3 million, (b) a deferred payment of $3.6 million, payable on or about January 1, 2009 if certain operating results are achieved, and (c) a deferred payment of up to $7.3 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. Because the relevant operating results were not achieved, we will not receive the consideration described in (b) or (c).
The sale agreement included all 30 Borders Superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the

Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $12.0 million. We have recorded a contingent liability of approximately $0.7 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.4 million. We previously reserved for this item.
As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from our financing agreement with Pershing Square and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, which occurred in the second quarter of 2008.
This disposal resulted in a loss of $0.4 million for the 13 weeks ended May 3, 2008, while the operation of the disposed business resulted in a loss of $1.2 million for the 13 weeks ended May 3, 2008.
Results of Operations
The following table presents our consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended
	May 2, 2009	May 3, 2008

Sales	100.0%	100.0%
Other revenue	1.4	0.9

Total revenue	101.4	100.9
Cost of merchandise sold (including occupancy costs)	79.0	77.8

Gross margin	22.4	23.1
Selling, general and administrative expenses	26.9	29.3
Asset impairments and other writedowns	—	—

Operating loss	(4.5)	(6.2)
Interest expense	1.0	1.3
Warrant/put expense (income)	7.7	(0.5)

Total interest expense	8.7	0.8

Loss before income tax	(13.2)	(7.0)
Income taxes (benefit)	0.2	(2.9)

Loss from continuing operations	(13.4)%	(4.1)%

Consolidated Results — Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Sales
Consolidated sales decreased $88.0 million, or 12.1%, to $641.5 million in 2009 from $729.5 million in 2008. This resulted primarily from decreased sales in all segments.
Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include our mall-based seasonal businesses.
Comparable store sales for Borders superstores decreased 13.5% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic that began in September 2008 and which persisted throughout the first quarter. On a comparable store basis, transactions decreased by 9.3%, with the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.
Waldenbooks Specialty Retail’s comparable store sales decreased 5.5% in 2009, also due to the decline in customer traffic noted above, with comparable store transactions declining 4.2%, with the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.

Other revenue
Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers and from franchisees. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.
Other revenue increased $2.4 million, or 38.1%, to $8.7 million in 2009 from $6.3 million in 2008. The increase was due to increased other revenue in the Borders Superstores segment, while the Waldenbooks Specialty Retail segment remained flat. The increase in the Borders Superstores segment was mainly due to increased wholesale revenue earned through sales of merchandise to the new owners of our Australia, New Zealand and Singapore stores.
Gross margin
Consolidated gross margin decreased $24.8 million, or 14.7%, to $143.4 million in 2009 from $168.2 million in 2008. As a percentage of sales, consolidated gross margin decreased 0.7%, to 22.4% in 2009 from 23.1% in 2008. This was primarily due to a decrease in gross margin as a percentage of sales in the Borders segment, partially offset by an increase in the gross margin rate in the Waldenbooks Specialty Retail segment. The decline in the Borders segment was due primarily to discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 as a percentage of sales, as well as increased occupancy costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate was decreased vendor funded promotional discounts, increased markdowns related to gifts & stationery and calendar inventory, and a lower gross margin rate generated by Borders.com, all as a percentage of sales. These items were partially offset by decreased product costs as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and cafe, decreased discounts (excluding the impact of the multimedia liquidation) as a percentage of sales, and decreased distribution and freight costs as a percentage of sales, due to lower inventory purchase and return volume in 2009 as compared to 2008. The improvement in the gross margin rate in the Waldenbooks Specialty Retail segment was primarily due to decreased occupancy costs as a percentage of sales, due to lower occupancy costs, and decreased distribution and freight costs as a percentage of sales, due to lower inventory purchase and return volume in 2009 as compared to 2008. Also contributing were decreased product markdowns and product costs as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. These items were partially offset by decreased vendor incentives earned as a percentage of sales in 2009, due to lower sales levels achieved in 2009.
We classify the following items as “Cost of merchandise sold (including occupancy costs)” on our consolidated statements of operations: product costs and related discounts, markdowns, freight, shrinkage, capitalized inventory costs, distribution center costs (including payroll, rent, supplies, depreciation, and other operating expenses), and store occupancy costs (including rent, common area maintenance, depreciation, repairs and maintenance, taxes, insurance, and others). Our gross margin may not be comparable to that of other retailers, which may exclude the costs related to their distribution network from cost of sales and include those costs in other financial statement lines.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $40.7 million, or 19.1%, to $172.4 million in 2009 from $213.1 million in 2008. As a percentage of sales, SG&A decreased 2.4%, to 26.9% in 2009 from 29.3% in 2008, due to decreases in the Borders Superstores and Waldenbooks Specialty Retail segments. The decrease in the Borders segment was primarily due to decreases as a percentage of sales in store payroll and operating expenses, corporate payroll and operating expenses, and advertising costs, all a result of our expense reduction initiatives, partially offset by accelerated depreciation in 2009 related to the multimedia space reduction as a percentage of sales. SG&A as a percentage of sales decreased in the Waldenbooks Specialty Retail segment primarily due to a decrease in corporate payroll and operating expenses as a percentage of sales, due to our expense reduction initiatives, partially offset by an increase in store payroll as a percentage of sales, driven by the decline in comparable store sales.
We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Interest expense
Consolidated interest expense decreased $3.0 million, or 31.6%, to $6.5 million in 2009 from $9.5 million in 2008. This was primarily a result of lower debt levels and lower interest rates in 2009 as compared to 2008. We paid $4.5 million and $7.8 million in cash interest during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.

Warrant/put expense
Consolidated warrant/put expense increased $52.7 million, to expense of $49.1 million in 2009 from income of $3.6 million in 2008. This was primarily a result of expense recognized on the fair value adjustment of the warrant liability of $32.9 million in 2009 compared to income of $3.6 million recognized in 2008. Also impacting 2009 was the write-off of the intangible asset related to the backstop purchase offer related to our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts receivable and other current assets” on our consolidated balance sheets.
Taxes
The effective tax rate for the three months ended May 2, 2009 was an expense of 1.5% compared to a benefit of 40.7% for the three months ended May 3, 2008. The unfavorable decrease in the rate from the prior year is primarily due to the need to recognize a valuation allowance against the tax benefit of the current year-to-date loss as it is more-likely-than not that a future benefit from this loss will not be realized.
Loss from continuing operations
Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 13.4% in 2009 from 4.1% in 2008, and loss from continuing operations dollars increased to $86.0 million in 2009 from $30.1 million in 2008.
Segment Results
We are organized based upon the following operating segments: Borders Superstores, Waldenbooks Specialty Retail stores, International stores (including Borders superstores in Puerto Rico, Paperchase stores and our franchise business), and Corporate (consisting of certain corporate governance and incentive costs).
Domestic Borders Superstores

	13 Weeks Ended
(dollar amounts in millions)	May 2, 2009	May 3, 2008

Sales	$536.7	$600.7
Other revenue	$7.1	$5.0
Operating loss	$(16.5)	$(30.0)
Operating loss as % of sales	(3.1)%	(5.0)%
Store openings	—	5
Store closings	—	—
Store count	515	514
Domestic Borders Superstores — Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Sales
Borders Superstore sales decreased $64.0 million, or 10.7%, to $536.7 million in 2009 from $600.7 million in 2008. This decrease was driven by decreased comparable store sales of $80.6 million, partially offset by non-comparable store sales of $5.2 million associated with 2008 store openings and Borders.com sales of $11.4.
Other revenue
Other revenue increased $2.1 million, or 42.0%, to $7.1 million in 2009 from $5.0 million in 2008. This was primarily due to increased wholesale revenue earned through sales of merchandise to the new owners of our Australia, New Zealand and Singapore stores.
Gross margin
Gross margin as a percentage of sales decreased 1.1%, to 22.0% in 2009 from 23.1% in 2008. This was primarily due to discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 of 1.8% as a percentage of sales, as well as increased occupancy costs of 0.7%, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate was decreased vendor funded promotional discounts of 0.6% as a percentage of sales, increased markdowns related to gifts & stationery and calendar inventory of 0.3% as a percentage of sales, and a lower gross margin rate generated by Borders.com of 0.2% as a percentage of sales. These items were partially offset by decreased product costs of 1.2% as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and cafe, decreased discounts (excluding the impact of the multimedia liquidation) of 0.7% as a percentage of sales, and decreased distribution and freight costs of 0.6% as a percentage of sales, due to lower inventory purchase and return volume in 2009 as compared to 2008.
Gross margin dollars decreased $20.4 million, or 14.7%, to $118.2 million in 2009 from $138.6 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.
Selling, general and administrative expenses
SG&A as a percentage of sales decreased 2.8%, to 25.1% in 2009 from 27.9% in 2008. The decrease was primarily due to decreases as a percentage of sales in store payroll and operating expenses of 2.4%, corporate payroll and operating expenses of 0.9%, and advertising costs of 0.2%, all a result of our expense reduction initiatives, partially offset by accelerated depreciation in 2009 related to the multimedia space reduction of 0.7% as a percentage of sales.
SG&A dollars decreased $33.0 million, or 19.7%, to $134.6 million in 2009 from $167.6 million in 2008, primarily due to our expense reduction initiatives.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales decreased to 3.1% in 2009 compared to 5.0% in 2008, and operating loss dollars decreased $13.5 million, or 45.0%, to $16.5 million in 2009 compared to $30.0 million in 2008.
Waldenbooks Specialty Retail

	13 Weeks Ended
(dollar amounts in millions)	May 2, 2009	May 3, 2008

Sales	$76.9	$96.0
Other revenue	$0.4	$0.4
Operating loss	$(6.8)	$(13.6)
Operating loss as % of sales	(8.8)%	(14.2)%
Store openings	1	—
Store closings	11	14
Store count	376	476
Waldenbooks Specialty Retail — Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Sales
Waldenbooks Specialty Retail sales decreased $19.1 million, or 19.9%, to $76.9 million in 2009 from $96.0 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $14.8 million and decreased comparable store sales of $4.3 million.
Other revenue
Other revenue remained flat at $0.4 million in 2009 and 2008.
Gross margin
Gross margin as a percentage of sales increased 2.6%, to 20.8% in 2009 from 18.2% in 2008. This improvement in the gross margin rate was primarily due to decreased occupancy costs of 2.4% as a percentage of sales, due to lower occupancy costs, and decreased distribution and freight costs of 0.9% as a percentage of sales, due to lower inventory purchase and return volume in 2009 as compared to 2008. Also contributing was decreased product markdowns of 0.3% as a percentage of sales and decreased product costs of 0.7% as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. Partially offsetting these items were decreased vendor incentives earned of 1.7% as a percentage of sales in 2009, due to lower sales levels achieved in 2009.
Gross margin dollars decreased $1.4 million, or 8.0%, to $16.0 million in 2009 from $17.4 million in 2008, primarily due to store closings, partially offset by the improvement in the gross margin rate noted above.
Selling, general and administrative expenses
SG&A as a percentage of sales decreased 2.7%, to 29.6% in 2009 from 32.3% in 2008. This was primarily due to a 3.1% decrease in corporate payroll and operating expenses as a percentage of sales, due to our expense reduction initiatives, partially offset by a 0.4% increase in store payroll as a percentage of sales, driven by the decline in comparable store sales.
SG&A dollars decreased $8.2 million, or 26.5%, to $22.8 million in 2009 from $31.0 million in 2008, primarily due to store closures.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales improved to 8.8% in 2009 from 14.2% in 2008, while operating loss dollars improved to $6.8 million in 2009 from $13.6 million in 2008.
International

	13 Weeks Ended
(dollar amounts in millions)	May 2, 2009	May 3, 2008

Operating income	$0.1	$1.4
International — Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Operating income decreased $1.3 million, or 92.9%, to $0.1 million in 2009 from $1.4 million in 2008. This was partially a result of the translation of foreign currency to U.S. dollars. In local currency, operating income for our Paperchase U.K. business declined by 60.6% for the same period, primarily due to increased occupancy costs related to new store openings.
Corporate

	13 Weeks Ended
(dollar amounts in millions)	May 2, 2009	May 3, 2008

Operating loss	$(5.9)	$(2.7)
The Corporate segment includes various corporate governance and incentive costs.
Corporate — Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Operating loss dollars increased $3.2 million to $5.9 million in 2009 from $2.7 million in 2008. This was primarily due to costs associated with our turnaround effort in 2009, consisting principally of consulting and advisory fees.
Liquidity and Capital Resources
Operating Activities
Cash flow from operating activities of continuing operations increased $19.5 million, to cash provided by operating activities of $2.4 million compared to cash used for operating activities of $17.1 million for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively. This was primarily due to cash generated by an increase in accounts payable and taxes payable in 2009, compared to cash used for a decrease in these items in 2008. Also contributing to the improvement in operating cash flow were non-cash adjustments to increase long term liabilities, driven by the increase in the fair value of the warrant liability, as well as the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business. Partially offsetting these items was a larger net loss in 2009 compared to 2008 and a smaller decrease in inventories in 2009 as compared to 2008.
During fiscal 2008 we implemented an initiative to actively reduce inventory in our stores. As a result, we significantly reduced inventories in the music category, as well as space allocated to that category. In addition, we reduced inventories in the book and movie categories, in order to make our inventories more productive. This initiative to improve inventory productivity continued during the first quarter of 2009, and contributed to the continued reduction in inventories during the quarter. We will continue to actively manage inventory levels throughout 2009 to drive inventory productivity and to maximize cash flows. A key component of this strategy is our ability to maintain current payment terms and credit limits with our vendors. We are involved in ongoing discussions with vendors on appropriate inventory levels, credit limits and other measures.

Investing Activities
Net cash used for investing activities of continuing operations was $2.4 million for the 13 weeks ended May 2, 2009. This was the result of capital expenditures for one new airport store and the maintenance of existing stores, distribution centers and management information systems. This compares to cash used for investing activities of continuing operations of $27.0 million for the 13 weeks ended May 3, 2008, which consisted of capital expenditures for new stores, new corporate information technology systems including spending on Borders.com, and maintenance of existing stores, distribution centers and management information systems.
Financing Activities
Net cash used for financing activities of continuing operations was $7.9 million for the 13 weeks ended May 2, 2009, resulting primarily from the repayment of borrowings under the Credit Agreement of $7.5 million. Net cash provided by financing activities of continuing operations was $40.0 million for the 13 weeks ended May 3, 2008, resulting primarily from funding generated by the short-term note financing from Pershing Square of $42.5 million and funding from the credit facility of $2.7 million. Partially offsetting these items were the payment of cash dividends of $6.5 million.
Capital Expenditures
We will reduce capital expenditures significantly for the full year in 2009 to approximately $15 million, compared to $79.9 million in 2008. Capital spending in 2009 will be limited to a minimal number of new store openings, as well as maintenance spending on existing stores, distribution centers, and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.
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
The Credit Agreement expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million limited to and secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory is based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of maximum permitted borrowings thereunder, (ii) contains covenants that limit, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm. We had borrowings outstanding under the Credit Agreement of $279.2 million, $551.1 million and $286.7 million at May 2, 2009, May 3, 2008 and January 31, 2009, respectively.
At May 2, 2009, the additional funding available under the Credit Agreement was $112.2 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.
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

As of May 2, 2009, we were in compliance with our financial and other covenants under the Credit Agreement. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.
We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 43% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement. Based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during fiscal 2009. Also in 2009, we will continue to explore other financing alternatives and, if available with reasonable terms, access other capital sources.
Warrants
Our financing agreement with Pershing Square included the issuance of 14.7 million warrants to purchase our common stock at $0.65 per share as amended, all of which are outstanding as of May 2, 2009. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $38.0 million and $37.2 million as of May 2, 2009 and May 3, 2008, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. For the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, we recognized $32.9 million of non-cash expense and $3.6 million of non-cash income related to the re-measurement of this liability.
Off-Balance Sheet Arrangements
At May 2, 2009, we were the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.7 million, long-term debt (including current portion) of $5.0 million and minority interest of $0.3 million at May 2, 2009. The existence of these VIEs does not significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us.
As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $12.0 million. We have recorded a contingent liability of approximately $0.7 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $5.4 million. We previously reserved for this item.
We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $131.7 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At May 2, 2009, we have reserved $9.3 million based upon the likelihood that we will be required to perform under these guarantees.
We also have agreed to indemnify the purchasers of the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.0 million, and we have recorded a liability of approximately $3.3 million based upon the likelihood that we will be required to perform under the indemnification.
The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.
New Accounting Guidance
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141(R) did not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FAS 160 did not have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (FAS 161), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact our consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt FAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. AU Section 411 has not yet been approved by the SEC. We do not expect FAS 162 to materially impact our consolidated financial statements.
Related Party Transactions
We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.
Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “look toward,” “going forward,” “continue,” “plan,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipate,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as our future financial condition or performance (including earnings per share, gross margins and inventory turns, liquidity, sales, including same-store sales, cost reduction initiatives and anticipated capital expenditures and depreciation and amortization amounts), our financing agreements and other capital resources, strategic plans and benefits relating to such plans (including steps to be taken to improve the performance of Borders Superstores, the downsizing of the Waldenbooks Specialty Retail segment and our proprietary Web site).
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
The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The company does not undertake any obligation to update forward-looking statements.
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
There have been no material changes in this Item since our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Item 4. Controls and Procedures
Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 2, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For a description of certain legal proceedings affecting the Company, please review “Note 2 — Contingencies”, on page 5 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s last Annual Report on Form 10-K for the fiscal year ended January 31, 2009. There have been no material changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 6. Exhibits
Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.

3.2(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.

3.3(3)	Restated bylaws of Borders Group, Inc.

3.4(4)	First Amendment to the Restated By laws of Borders Group, Inc.

3.5(2)	Second Amendment to the Restated By laws of Borders Group, Inc.

3.6(5)	Third Amendment to the Restated By laws of Borders Group, Inc.

3.7(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.

10.66	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan

31.1	Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Ron Marshall, President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
BORDERS GROUP, INC.
(REGISTRANT)

Date: June 4, 2009	By:	/s/ Mark R. Bierley
Mark R. Bierley
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)