Form 10-Q
period 2009-08-01
BORDERS GROUP INC
filed 2009-09-03
CIK 940510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The number of shares of common stock outstanding at August 28, 2009 was 60,226,565

BORDERS GROUP, INC.
INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

Part II - Other information

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security holders	30
Item 4T. Controls and Procedures	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	31

Signatures	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	August 1,	August 2,
	2009	2008
Sales	$616.8	$749.2
Other revenue	7.9	9.3

Total revenue	624.7	758.5

Cost of merchandise sold, including occupancy costs	481.9	576.5

Gross margin	142.8	182.0

Selling, general and administrative expenses	168.9	205.1
Asset impairments and other writedowns	0.7	—

Operating loss	(26.8)	(23.1)

Interest expense	5.2	11.1
Warrant / put expense (income)	14.7	(10.9)

Total interest expense	19.9	0.2

Loss before income taxes	(46.7)	(23.3)

Income tax benefit	(1.1)	(12.0)

Loss from continuing operations	$(45.6)	$(11.3)

Loss from operations of discontinued operations (net of income tax benefit of $- and $0.2)	—	(0.5)
Gain from disposal of discontinued operations (net of income tax benefit of $- and $2.8)	—	2.6

Income from discontinued operations (net of income tax benefit of $- and $3.0)	—	2.1

Net loss	$(45.6)	$(9.2)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(0.76)	$(0.19)
Income from discontinued operations per common share	$—	$0.04

Net loss per common share	$(0.76)	$(0.15)

Weighted average common shares outstanding (in millions)	60.2	60.5

Basic:
Loss from continuing operations per common share	$(0.76)	$(0.19)
Income from discontinued operations per common share	$—	$0.04

Net loss per common share	$(0.76)	$(0.15)

Weighted average common shares outstanding (in millions)	60.2	60.5

Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Sales	$1,258.3	$1,478.7
Other revenue	16.6	15.6

Total revenue	1,274.9	1,494.3

Cost of merchandise sold, including occupancy costs	988.7	1,144.1

Gross margin	286.2	350.2

Selling, general and administrative expenses	341.3	418.2
Asset impairments and other writedowns	0.8	—

Operating loss	(55.9)	(68.0)

Interest expense	11.7	20.6
Warrant / put expense (income)	63.8	(14.5)

Total interest expense	75.5	6.1

Loss before income taxes	(131.4)	(74.1)

Income tax provision (benefit)	0.2	(32.7)

Loss from continuing operations	$(131.6)	$(41.4)

Loss from operations of discontinued operations (net of income tax benefit of $- and $0.9)	—	(1.7)
Gain from disposal of discontinued operations (net of income tax benefit of $- and $3.1)	—	2.2

Income from discontinued operations (net of income tax benefit of $- and $4.0)	—	0.5

Net loss	$(131.6)	$(40.9)

Loss per common share data
Diluted:
Loss from continuing operations per common share	$(2.19)	$(0.69)
Income from discontinued operations per common share	$—	$0.01

Net loss per common share	$(2.19)	$(0.68)

Weighted average common shares outstanding (in millions)	60.1	60.0

Basic:
Loss from continuing operations per common share	$(2.19)	$(0.69)
Income from discontinued operations per common share	$—	$0.01

Net loss per common share	$(2.19)	$(0.68)

Weighted average common shares outstanding (in millions)	60.1	60.0

Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)
(UNAUDITED)

	August 1,	August 2,	January 31,
	2009	2008	2009

Assets
Current assets:
Cash and cash equivalents	$45.1	$43.9	$53.6
Merchandise inventories	889.0	1,090.3	915.2
Accounts receivable and other current assets	76.3	118.1	102.4

Total current assets	1,010.4	1,252.3	1,071.2
Property and equipment, net of accumulated depreciation of $1,091.0, $1,052.7 and $1,108.3 at August 1, 2009, August 2, 2008 and January 31, 2009, respectively	444.6	584.5	494.2
Other assets	36.6	65.7	39.4
Deferred income taxes	11.0	48.9	4.0
Goodwill	0.3	40.5	0.2

Total assets	$1,502.9	$1,991.9	$1,609.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$281.3	$459.4	$329.8
Trade accounts payable	410.0	469.2	350.0
Accrued payroll and other liabilities	229.7	245.9	279.8
Taxes, including income taxes	43.0	9.1	30.1
Deferred income taxes	7.1	13.4	4.0

Total current liabilities	971.1	1,197.0	993.7
Long-term debt	6.3	6.3	6.4
Other long-term liabilities	388.6	363.9	345.8

Total liabilities	1,366.0	1,567.2	1,345.9

Stockholders’ equity:
Common stock; 300,000,000 shares authorized; 60,218,427, 60,538,934 and 59,903,232 shares issued and outstanding at August 1, 2009, August 2, 2008 and January 31, 2009, respectively	187.1	189.8	187.4
Accumulated other comprehensive income	17.6	25.3	11.9
Retained earnings (deficit)	(67.8)	209.6	63.8

Total stockholders’ equity	136.9	424.7	263.1

Total liabilities and stockholders’ equity	$1,502.9	$1,991.9	$1,609.0

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE 26 WEEKS ENDED AUGUST 1, 2009
(dollars in millions except share amounts)
(UNAUDITED)

			Accumulated
			Other	Retained
	Common Stock		Comprehensive	Earnings
	Shares	Amount	Income	(Deficit)	Total

Balance at January 31, 2009	59,903,232	$187.4	$11.9	$63.8	$263.1

Net loss	—	—	—	(131.6)	(131.6)
Currency translation adjustment	—	—	5.7	—	5.7

Comprehensive loss	—	—	—	—	(125.9)
Issuance of common stock	798,000	1.9	—	—	1.9
Repurchase and retirement of common stock	(482,805)	(2.2)	—	—	(2.2)

Balance at August 1, 2009	60,218,427	$187.1	$17.6	$(67.8)	$136.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	26 weeks Ended
	August 1,	August 2,
	2009	2008

Cash provided by (used for):
Net loss	$(131.6)	$(40.9)
Income from discontinued operations	—	0.5
Net loss from continuing operations	(131.6)	(41.4)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	53.4	54.7
Loss on disposal of assets	0.5	1.0
Stock based compensation cost	—	3.3
Increase in deferred income taxes	(3.8)	(0.5)
Decrease (increase) in other long-term assets	3.6	(0.9)
Increase in warrant liability	51.9	26.3
Increase in other long-term liabilities	(12.0)	(26.0)
Write-off of intangible asset	16.2	—
Asset impairments and other writedowns	0.8	—
Cash provided by (used for) current assets and current liabilities:
Decrease in merchandise inventories	29.1	151.6
Decrease in accounts receivable	18.3	9.4
Increase in prepaid expenses	(4.8)	(5.8)
Increase (decrease) in trade accounts payable	58.9	(42.7)
Increase (decrease) in taxes payable	12.2	(9.2)
Decrease in accrued payroll and other liabilities	(49.7)	(65.8)

Net cash provided by operating activities of continuing operations	43.0	54.0
Investing
Capital expenditures	(4.4)	(54.1)
Proceeds from the sale of discontinued operations	—	87.9

Net cash used for (provided by) investing activities of continuing operations	(4.4)	33.8
Financing
Net repayment of credit facility	(46.4)	(126.1)
Funding from (repayment of) term note financing	(0.3)	42.5
Issuance of long-term debt	—	1.1
Repayment of long-term capital lease obligations	(0.6)	(0.4)
Issuance of common stock	(0.3)	0.3
Payment of cash dividends	—	(6.5)

Net cash used for financing activities of continuing operations	(47.6)	(89.1)
Effect of exchange rates on cash and cash equivalents of continuing operations	0.5	0.1
Net cash used for operating activities of discontinued operations	—	(9.7)
Net cash used for investing activities of discontinued operations	—	(6.5)
Effect of exchange rates on cash and cash equivalents of discontinued operations	—	2.8

Net cash used for discontinued operations	—	(13.4)

Net decrease in cash and cash equivalents	(8.5)	(14.6)

Cash and cash equivalents at beginning of period	53.6	58.5

Cash and cash equivalents at end of period	$45.1	$43.9

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
At August 1, 2009, we operated 516 superstores under the Borders name, including 513 in the United States and three in Puerto Rico. We also operated 370 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 1, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops exist in 335 Borders superstores.
In addition, we operate a proprietary e-commerce Web site, Borders.com, which was launched in May of 2008.
On June 10, 2008, we sold bookstores that we had owned and operated in Australia, New Zealand and Singapore. See “Note 7 – Discontinued Operations” for further discussion of our disposal of these bookstore operations. The amounts disclosed in these Notes exclude the amounts related to discontinued operations unless otherwise noted.
We have performed an evaluation of events that have occurred subsequent to August 1, 2009 through September 3, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of or for the three and six-month periods ending August 1, 2009.
NOTE 2 – CONTINGENCIES
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
In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders gift cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that we sell gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint seeks disgorgement of profits, restitution, attorney’s fees and costs and an injunction. We have removed the case to the United States District Court for the Southern District of California, and have filed a Motion to Dismiss the Complaint, which is currently pending. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.
NOTE 3 – FINANCING
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
We had borrowings outstanding under the Credit Agreement of $240.3, $422.3 and $286.7 at August 1, 2009, August 2, 2008 and January 31, 2009, respectively. There were no borrowings outstanding related to our discontinued operations for any periods presented.
At August 1, 2009, the funding available under the Credit Agreement was $141.5. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.
Term Loan: On April 9, 2008, we completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square loaned $42.5 to us with an original maturity of January 15, 2009. This agreement contains covenants, restrictions, and default provisions similar to those contained in the Credit Agreement described above. The agreement was subsequently amended three times, most recently on March 30, 2009, extending the expiration date of the term loan to April 1, 2010.
As of August 1, 2009, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.
Debt of Consolidated VIEs: At August 1, 2009, we are the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.6 and long-term debt (including current portion) of $4.9 at August 1, 2009.

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
NOTE 4 – INCOME TAXES
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
We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the third quarter of 2008, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic net deferred tax assets. The need to record the valuation allowance was based upon several negative factors, including the assumption that we would be in a three-year cumulative loss position as of the end of fiscal 2008. As of the end of fiscal 2008 and as of the end of the second quarter of this year, we were in a three-year cumulative domestic loss position. Thus, we have not recorded a tax benefit for our year-to-date pre-tax domestic loss.
If, in the future, we overcome negative evidence related to our ability to realize the benefit of our domestic deferred tax assets, our conclusion regarding the need for a domestic valuation allowance could change, resulting in the reversal of some or all of the valuation allowance. Changes to existing tax laws pertaining to net operating loss carry-back periods could also affect valuation allowance needs in the future. A valuation allowance reversal would result in a tax benefit.
The second quarter 2009 tax benefit of $1.1 and the year-to-date 2009 tax expense of $0.2 consist of the net tax impact of the activity of foreign entities, state gross receipts tax, and certain discrete events occurring during the period.
As of August 1, 2009 and January 31, 2009, gross unrecognized tax benefits as calculated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” were $23.6 and $23.5. These balances represent the total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
A number of our tax returns remain subject to examination by taxing authorities. These include federal tax returns from 2005 to 2008, tax returns in certain states from 1996 through 2008, and tax returns in certain foreign jurisdictions from 2002 to 2008.
NOTE 5 – FACILITY CLOSURE RESERVES
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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
The following table summarizes our facility closure reserve recorded in accordance with FAS 146:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Beginning reserve balance	$21.1	$12.9	$25.6	$13.2
Current period charge	0.2	1.7	0.4	2.0
Current period reserve adjustment	—	—	(2.4)	—
Current period cash payments	(3.3)	(0.7)	(5.6)	(1.3)

Ending reserve balance	$18.0	$13.9	$18.0	$13.9

The reserve adjustment, which was recorded during the first quarter of 2009, resulted from the termination of one store lease earlier than originally anticipated.
NOTE 6 – SEGMENT INFORMATION
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

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales
Borders Superstores	$513.6	$621.9	$1,050.3	$1,222.6
Waldenbooks Specialty Retail	74.5	96.9	151.4	192.9
International	28.7	30.4	56.6	63.2

Total sales	$616.8	$749.2	$1,258.3	$1,478.7

Depreciation expense
Borders Superstores	$22.5	$24.1	$46.9	$47.1
Waldenbooks Specialty Retail	1.9	2.2	3.8	4.6
International	1.4	1.5	2.7	3.0

Total depreciation expense	$25.8	$27.8	$53.4	$54.7

Operating loss
Borders Superstores	$(17.4)	$(7.7)	$(33.9)	$(37.7)
Waldenbooks Specialty Retail	(3.1)	(7.7)	(9.9)	(21.3)
International	(1.7)	(1.4)	(1.6)	—
Corporate	(4.6)	(6.3)	(10.5)	(9.0)

Total operating loss	$(26.8)	$(23.1)	$(55.9)	$(68.0)

Total assets
Borders Superstores			$1,207.8	$1,563.8
Waldenbooks Specialty Retail			128.2	258.4
International			81.3	83.9
Corporate			31.6	85.8

Total assets			$1,502.9	$1,991.9

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Borders Superstores	$1.9	$1.9	$3.8	$3.7
Waldenbooks Specialty Retail	0.3	0.5	0.6	0.9

Total	$2.2	$2.4	$4.4	$4.6

NOTE 7 – DISCONTINUED OPERATIONS
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
The consideration for the sale was (a) a cash payment of $97.3, (b) a deferred payment of $4.1, payable on or about January 1, 2009 if certain actual operating results were achieved, and (c) a deferred payment of up to $8.2 payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. Because the relevant operating results were not achieved, we did not receive the consideration described in (b) or (c).
The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.1. We have recorded a liability of approximately $0.8 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.2. We have recorded a tax liability of $1.8 million for this contingency.
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

	13 Weeks Ended	26 Weeks Ended
	August 2, 2008	August 2, 2008
Total revenue	$24.1	$80.8
Loss from operations of discontinued operations before income tax	(0.7)	(2.6)
Loss from operations of discontinued operations (net of income tax benefit of $0.2 and $0.9, respectively)	(0.5)	(1.7)
Gain on disposal of discontinued operations (net of income tax benefit of $2.8 and $3.1, respectively)	2.6	2.2
Income from discontinued operations (net of income tax benefit of $3.0 and $4.0, respectively)	2.1	0.5

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $129.5. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At August 1, 2009, we have reserved $10.3 based upon the likelihood that we will be required to perform under these guarantees.
In July 2009, Borders (UK) Limited filed financial statements prepared on a statutory basis in accordance with U.K. GAAP as of February 2, 2008 which disclosed events and conditions that indicate the existence of uncertainties which may cast doubt about the ability of Borders (UK) to continue as a going concern. Furthermore, Borders (UK) Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer, and also announced the sale of its UK business to a management buyout team funded by Valco Capital Partners. Our lease guarantee obligations continue in effect following these transactions and these transactions and events have been considered in the determination of our liability regarding likelihood that we will be required to perform under the lease guarantees.
Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.9, and we have recorded a liability of approximately $3.5 based upon the likelihood that we will be required to perform under the indemnification.
NOTE 8 – PERSHING SQUARE FINANCING ARRANGEMENT
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
In accordance with FAS 150, changes in the fair value of the warrants during the periods presented, excluding the change attributable to the reduction in their exercise price, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were:

	August 1, 2009	August 2, 2008
Warrant fair value:	$52.6 million	$26.3 million
Warrant exercise price:	$0.65 per warrant(1)	$7.00 per warrant(1)
Stock price at balance sheet date:	$3.97 per share	$4.98 per share
Stock volatility:	86.1%(2)	41.55%(2)
Risk-free interest rate:	2.46%(3)	3.60%(3)
Annual dividend yield:	0%	0%
Expected life:	5.1 years(4)	6.2 years(4)

(1)	Represents contractual value.

(2)	Represents volatility over the period matching the warrants’ expected life.

(3)	Represents the five-year treasury note rate.

(4)	Assumes that the warrants will be held the duration of their contractual lives.
We recognized non-cash expense of $14.7 and non-cash income $10.9 for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively, and non-cash expense of $47.6 and non-cash income of $14.5 the 26 weeks ended August 1, 2009 and August 2, 2008, respectively, related to changes in the fair value of the warrants. These changes, all of which are unrealized, are categorized as “Warrant/put expense” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”
The March 30, 2009 amendment did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2 was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense” on our consolidated statements of operations.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)
NOTE 9 – NEW ACCOUNTING GUIDANCE
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141(R) did not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 revises the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FAS 160 did not have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“FAS 161”), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. FAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented FAS 165 during the quarter ended August 1, 2009. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No.168, “The FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of FAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of FAS 168 will have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Borders Group, Inc., through our subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At August 1, 2009, we operated 516 superstores under the Borders name, including 513 in the United States and three in Puerto Rico. We also operated 370 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we own and operate United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of August 1, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops have been added to 335 Borders superstores.

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
We will continue to develop our loyalty program, Borders Rewards, which has grown to approximately 34 million members and continues to grow. We will continue to focus on increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests.
We will continue to drive sales to our Web site, Borders.com, and continue our efforts to integrate the site with our physical stores. Borders.com launched in May 2008, and in-store e-commerce kiosks were introduced into Borders stores during the fourth quarter of 2008. This strategy creates a distinctive, cross-channel experience for customers, allows us to engage in key partnerships that are expected to build incremental revenues and margins, and enables the connection of e-commerce sales to the Borders Rewards loyalty program. Borders.com also provides us a platform for delivering digital content to customers, and we currently offer a limited selection of digital downloads.
Improve execution. We are focused on improving execution throughout all elements of our business. This includes increasing the effectiveness of merchandise presentation, improving assortment planning, customer service and engagement, implementing expense reduction initiatives, enhancing replenishment and supply chain effectiveness, and ensuring consistency of execution across the company.
Address disintermediation in the music and movie categories. To address declining sales in the music and movie categories, as well as increasing space available for improved merchandise presentation and expansion of higher margin categories, we have reduced music and movie inventories and reallocated floor space in our stores. In general, this has resulted in greater space being allocated to an expanded assortment of children’s books, educational toys and games, and other growth categories within books, gifts and stationery and non-book products such as teaching materials. We have substantially completed the reduction of space allocated to music and movies during the second quarter of 2009, and have increased the space devoted to books, children’s and gifts and stationery.
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

The consideration for the sale was (a) a cash payment of $97.3 million, (b) a deferred payment of $4.1 million, payable on or about January 1, 2009 if certain operating results are achieved, and (c) a deferred payment of up to $8.2 million payable on or about March 31, 2009 if certain actual operating results for fiscal 2008 exceed a specified level. Because the relevant operating results were not achieved, we did not receive the consideration described in (b) or (c).
The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.1 million. We have recorded a contingent liability of approximately $0.8 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.2 million. We previously reserved for this item.
As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from our financing agreement with Pershing Square and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, which occurred in the second quarter of 2008.
This disposal resulted in a gain of $2.6 million and $2.2 million for the 13 and 26 weeks ended August 2, 2008, respectively, while the operation of the disposed business resulted in a loss of $0.5 million and $1.7 million for the 13 and 26 weeks ended August 2, 2008, respectively.
Results of Operations
The following table presents our consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.3	1.2	1.3	1.1

Total revenue	101.3	101.2	101.3	101.1
Cost of merchandise sold (including occupancy costs)	78.1	76.9	78.6	77.4

Gross margin	23.2	24.3	22.7	23.7
Selling, general and administrative expenses	27.4	27.4	27.1	28.3
Asset impairments and other writedowns	0.1	—	0.1	—

Operating loss	(4.3)	(3.1)	(4.5)	(4.6)
Interest expense	0.9	1.5	0.9	1.4
Warrant/put expense (income)	2.4	(1.5)	5.1	(1.0)

Total interest expense	3.3	—	6.0	0.4

Loss before income tax	(7.6)	(3.1)	(10.5)	(5.0)
Income tax benefit	(0.2)	(1.6)	—	(2.2)

Loss from continuing operations	(7.4)%	(1.5)%	(10.5)%	(2.8)%

Consolidated Results - Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Sales
Consolidated sales decreased $132.4 million, or 17.7%, to $616.8 million in 2009 from $749.2 million in 2008. This resulted from decreased sales in all segments.
Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Closed stores are excluded from the comparable store sales calculation upon closure. Comparable store sales measures for Waldenbooks Specialty Retail include our mall-based seasonal businesses. Sales from Borders.com are not included in the comparable store sales calculation.
Comparable store sales for Borders superstores decreased 17.9% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic that began in September 2008 and which persisted throughout the second quarter. On a comparable store basis, transactions decreased by 11.7%, with the remainder of the decline due to a decrease in transaction dollars. During the second quarter of 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding the impact of these categories comparable store sales would have decreased by 13.0%. The impact of price changes on comparable store sales was not significant.
Waldenbooks Specialty Retail’s comparable store sales decreased 10.8% in 2009, also due to the decline in customer traffic noted above, with comparable store transactions declining 9.5%, with the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.
Other revenue
Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees, marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards. Other revenue in the International segment includes revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.
Other revenue decreased $1.4 million, or 15.1%, to $7.9 million in 2009 from $9.3 million in 2008. The decrease was primarily due to a decrease in other revenue in the Borders Superstores segment, while the Waldenbooks Specialty Retail segment remained essentially flat. The decrease in the Borders Superstores segment was mainly due to decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008, partially offset by increased marketing revenue earned.
Gross margin
Consolidated gross margin decreased $39.2 million, or 21.5%, to $142.8 million in 2009 from $182.0 million in 2008. As a percentage of sales, consolidated gross margin decreased 1.1%, to 23.2% in 2009 from 24.3% in 2008. This was primarily due to a decrease in gross margin as a percentage of sales in the Borders segment, partially offset by an increase in the gross margin rate in the Waldenbooks Specialty Retail segment. The decline in the Borders segment was due primarily to increased occupancy costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate was increased discounts as a percentage of sales, due to increased promotional activity during 2009. These items were partially offset by decreased product and other costs as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and cafe, decreased product markdowns as a percentage of sales and decreased other revenue as a percentage of sales. The improvement in the gross margin rate in the Waldenbooks Specialty Retail segment was primarily due to decreased occupancy costs as a percentage of sales, due to lower occupancy costs, and decreased freight costs as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing were decreased product costs as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. Partially offsetting these items were decreased vendor incentives and purchase discounts as a percentage of sales in 2009, due to lower purchasing levels achieved in 2009, and increased distribution costs as a percentage of sales.
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
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $36.2 million, or 17.6%, to $168.9 million in 2009 from $205.1 million in 2008. As a percentage of sales, SG&A remained flat at 27.4%, with SG&A as a percentage of sales increasing in the Borders Superstores segment and decreasing in the Waldenbooks Specialty Retail segment. SG&A in the Borders Superstores segment increased as a percentage of sales due to the de-leveraging of expense caused by the decline in comparable store sales. The Waldenbooks Specialty Retail segment SG&A decrease as a percentage of sales was a result of our expense reduction initiatives.
We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Interest expense
Consolidated interest expense decreased $5.9 million, or 53.2%, to $5.2 million in 2009 from $11.1 million in 2008. This was primarily a result of lower debt levels and lower interest rates in 2009 as compared to 2008. We paid $4.0 million and $6.0 million in cash interest during the 13 weeks ended August 1, 2009 and August 2, 2008, respectively.
Warrant/put expense
Consolidated warrant/put expense increased $25.6 million, to expense of $14.7 million in 2009 from income of $10.9 million in 2008, due to the fair value adjustment of the warrant liability during the respective periods. The expense recognized in 2009 resulted primarily from the increase in our share price during the second quarter of 2009, and the income recognized in 2008 resulted primarily from the decrease in our share price during the second quarter of 2008.
Taxes
The effective tax rate for the three months ended August 1, 2009 was a benefit of 2.4% compared to a benefit of 51.5% for the three months ended August 2, 2008. For the current quarter, we have not recognized a tax benefit on our domestic pre-tax loss, as it is more likely than not that a future benefit from this loss will not be realized.
Loss from continuing operations
Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 7.4% in 2009 from 1.5% in 2008, and loss from continuing operations dollars increased to $45.6 million in 2009 from $11.3 million in 2008.
Consolidated Results - Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008
Sales
Consolidated sales decreased $220.4 million, or 14.9%, to $1,258.3 million in 2009 from $1,478.7 million in 2008. This resulted primarily from decreased sales in all segments.
Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Closed stores are excluded from the comparable store sales calculation upon closure. Comparable store sales measures for Waldenbooks Specialty Retail include the Company’s mall-based seasonal businesses. Sales from Borders.com are not included in the comparable store sales calculation.
Comparable store sales for Borders superstores decreased 15.7% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic that began in September 2008 and which persisted throughout the second quarter. On a comparable store basis, transactions decreased by 10.4%, with the remainder of the decline due to a decrease in transaction dollars. During the second quarter of 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding the impact of these categories comparable store sales would have decreased by 12.2%. The impact of price changes on comparable store sales was not significant.
Waldenbooks Specialty Retail’s comparable store sales decreased 8.2% in 2009, also due to the decline in customer traffic noted above, with comparable store transactions declining 6.7%, with the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.
Other revenue
Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as revenue from franchisees, marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers, as well as referral fees received from Amazon as part of the Web Site agreement. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards. Other revenue in the International segment includes revenue earned through a transitional services agreement with the new owners of Borders Australia, New Zealand and Singapore and the new owners of Borders U.K.
Other revenue increased $1.0 million, or 6.4%, to $16.6 million in 2009 from $15.6 million in 2008. The increase was primarily due to an increase in other revenue in the Borders Superstores segment, while the Waldenbooks Specialty Retail segment remained essentially flat. The increase in the Borders Superstores segment was mainly due to increased marketing revenue earned and increased wholesale revenue earned through sales of merchandise to other retailers and from franchisees, partially offset by decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008.
Gross margin
Consolidated gross margin decreased $64.0 million, or 18.3%, to $286.2 million in 2009 from $350.2 million in 2008. As a percentage of sales, consolidated gross margin decreased 1.0%, to 22.7% in 2009 from 23.7% in 2008. This was due to a decrease as a percentage of sales in the Borders segment, partially offset by an increase in the Waldenbooks Specialty Retail segment. Gross margin as a percentage of sales decreased in the Borders Superstores segment primarily due to increased occupancy costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009, as well as increased other discounts as a percentage of sales, due to increased promotional activity during 2009. These items were partially offset by decreased freight costs, markdowns, vendor funded advertising and other costs as a percentage of sales. Other revenue also increased as a percentage of sales, as discussed above. Gross margin as a percentage of sales increased in the Waldenbooks Specialty Retail segment due to decreased occupancy costs as a percentage of sales, due to lower occupancy costs, and decreased freight costs as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing were decreased product costs as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. Partially offsetting these items were decreased vendor incentives, purchase discounts and other costs as a percentage of sales in 2009, due to lower purchase levels achieved in 2009.
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
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses decreased $76.9 million, or 18.4%, to $341.3 million in 2009 from $418.2 million in 2008. As a percentage of sales, SG&A decreased 1.2%, to 27.1% in 2009 from 28.3% in 2008, due to decreases as a percentage of sales in the Borders Superstores segment and the Waldenbooks Specialty Retail segment. The improvement in each segment as a percentage of sales was a result of our expense reduction initiatives.
We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.
Interest expense
Consolidated interest expense decreased $8.9 million, or 43.2%, to $11.7 million in 2009 from $20.6 million in 2008. This was primarily a result of lower debt levels and lower interest rates in 2009 as compared to 2008. We paid $8.2 million and $14.5 million in cash interest during the 26 weeks ended August 1, 2009 and August 2, 2008, respectively.
Warrant/put expense
Consolidated warrant/put expense increased $78.3 million, to expense of $63.8 million in 2009 from income of $14.5 million in 2008. This was primarily a result of expense recognized on the fair value adjustment of the warrant liability of $47.6 million in 2009 compared to income of $14.5 million recognized in 2008. The expense recognized in 2009 resulted primarily from the increase in our share price during the second quarter of 2009, and the income recognized in 2008 resulted primarily from the decrease in our share price during the second quarter of 2008.
Also impacting 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts receivable and other current assets” on our consolidated balance sheets.

Taxes
The effective tax rate for the six months ended August 1, 2009 was an expense of 0.2% compared to a benefit of 44.1% for the six months ended August 2, 2008. For the current year, we have not recognized a tax benefit on our domestic pre-tax loss, as it is more likely than not that a future benefit from this loss will not be realized.
Loss from continuing operations
Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 10.5% in 2009 from 2.8% in 2008, and loss from continuing operations dollars increased to $131.6 million in 2009 from $41.4 million in 2008.
Segment Results
We are organized based upon the following operating segments: Borders Superstores, Waldenbooks Specialty Retail stores, International stores (including Borders superstores in Puerto Rico, Paperchase stores and our franchise business), and Corporate (consisting of certain corporate governance and incentive costs).
Borders Superstores

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Sales	$513.6	$621.9	$1,050.3	$1,222.6
Other revenue	$6.6	$7.7	$13.7	$12.7
Operating loss	$(17.4)	$(7.7)	$(33.9)	$(37.7)
Operating loss as % of sales	(3.4)%	(1.2)%	(3.2)%	(3.1)%
Store openings	—	4	—	9
Store closings	2	—	2	—
Store count	513	518	513	518
Borders Superstores - Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Sales
Borders superstore sales decreased $108.3 million, or 17.4%, to $513.6 million in 2009 from $621.9 million in 2008. This decrease was driven by decreased comparable store sales of $108.4 million and non-comparable store sales of $2.0 million associated with 2008 store closings, partially offset by non-comparable Borders.com sales of $2.1 million.
Other revenue
Other revenue decreased $1.1 million, or 14.3%, to $6.6 million in 2009 from $7.7 million in 2008. This was primarily due to decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008, partially offset by increased marketing revenue earned.
Gross margin
Gross margin as a percentage of sales decreased 1.7%, to 22.8% in 2009 from 24.5% in 2008. This was primarily due to increased occupancy costs of 2.2% as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were increased discounts of 1.1% as a percentage of sales, due to increased promotional activity during 2009. These items were partially offset by decreased product and other costs of 1.3% as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and cafe, decreased product markdowns of 0.2% as a percentage of sales and decreased other revenue of 0.1% as a percentage of sales.
Gross margin dollars decreased $35.0 million, or 23.0%, to $117.1 million in 2009 from $152.1 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.
Selling, general and administrative expenses
SG&A as a percentage of sales increased 0.7%, to 26.2% in 2009 from 25.5% in 2008. This was primarily due to increases as a percentage of sales in store payroll and operating expenses of 0.4%, and corporate payroll and operating expenses of 0.4%, partially offset by a reduction in advertising costs of 0.1%. These increases were a result of the de-leveraging of expense caused by the decline in comparable store sales.

SG&A dollars decreased $24.2 million, or 15.2%, to $134.6 million in 2009 from $158.8 million in 2008, primarily due to our expense reduction initiatives.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales increased to 3.4% in 2009 compared to 1.2% in 2008, and operating loss dollars increased to $17.4 million in 2009 compared to $7.7 million in 2008.
Borders Superstores - Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008
Sales
Borders superstore sales decreased $172.3 million, or 14.1%, to $1,050.3 million in 2009 from $1,222.6 million in 2008. This decrease was driven by decreased comparable store sales of $189.0 million, partially offset by non-comparable sales of $3.2 million associated with 2008 store openings and non-comparable Borders.com sales of $13.5 million in 2009.
Other revenue
Other revenue increased $1.0 million, or 7.9%, to $13.7 million in 2009 from $12.7 million in 2008. This was primarily due to increased marketing revenue earned and increased wholesale revenue earned through sales of merchandise to other retailers and from franchisees, partially offset by decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008.
Gross margin
Gross margin as a percentage of sales decreased 1.4%, to 22.4% in 2009 from 23.8% in 2008. This was primarily due to increased occupancy costs of 1.5% as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 of 0.9% as a percentage of sales, as well as increased other discounts of 0.6% as a percentage of sales, due to increased promotional activity during 2009. These items were partially offset by decreased freight costs, markdowns, vendor funded advertising and other costs of 1.3% as a percentage of sales. Other revenue also increased as a percentage of sales by 0.3%, as discussed above.
Gross margin dollars decreased $55.4 million, or 19.1%, to $235.3 million in 2009 from $290.7 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.
Selling, general and administrative expenses
SG&A as a percentage of sales decreased 1.1%, to 25.6% in 2009 from 26.7% in 2008. The decrease was primarily due to decreases as a percentage of sales in store payroll and operating expenses of 0.7%, corporate payroll and operating expenses of 0.2%, and advertising costs of 0.2%, all a result of our expense reduction initiatives.
SG&A dollars decreased $57.2 million, or 17.5%, to $269.2 million in 2009 from $326.4 million in 2008, primarily due to our expense reduction initiatives.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales increased to 3.2% in 2009 compared to 3.1% in 2008, and operating loss dollars decreased to $33.9 million in 2009 compared to $37.7 million in 2008.
Waldenbooks Specialty Retail

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Sales	$74.5	$96.9	$151.4	$192.9
Other revenue	$0.5	$0.6	$0.9	$1.0
Operating loss	$(3.1)	$(7.7)	$(9.9)	$(21.3)
Operating loss as % of sales	(4.2)%	(7.9)%	(6.5)%	(11.0)%
Store openings	—	—	1	—
Store closings	6	8	17	22
Store count	370	468	370	468

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Sales
Waldenbooks Specialty Retail sales decreased $22.4 million, or 23.1%, to $74.5 million in 2009 from $96.9 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $13.7 million and decreased comparable store sales of $8.7 million.
Other revenue
Other revenue was essentially flat in 2009 compared to 2008, decreasing $0.1 million, or 16.7%, to $0.5 million in 2009 from $0.6 million in 2008.
Gross margin
Gross margin as a percentage of sales increased 2.0%, to 22.7% in 2009 from 20.7% in 2008. This improvement in the gross margin rate was primarily due to decreased occupancy costs of 1.8% as a percentage of sales, due to rent reductions and the closure of under-performing stores. In addition, freight costs decreased 0.5% as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing were decreased product costs of 0.6% as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. Partially offsetting these items were decreased vendor incentives and purchase discounts of 0.5% as a percentage of sales in 2009, due to lower purchasing levels achieved in 2009, and increased distribution costs of 0.4% as a percentage of sales.
Gross margin dollars decreased $3.2 million, or 15.9%, to $16.9 million in 2009 from $20.1 million in 2008, primarily due to store closings and the decline in comparable store sales, partially offset by the improvement in the gross margin rate noted above.
Selling, general and administrative expenses
SG&A as a percentage of sales decreased 1.9%, to 26.8% in 2009 from 28.7% in 2008. This was primarily due to a 1.2% decrease in corporate payroll and operating expenses as a percentage of sales, a 0.4% decrease in store payroll and operating expenses as a percentage of sales, and a 0.3% decrease in advertising expenses as a percentage of sales, all a result of our expense reduction initiatives.
SG&A dollars decreased $7.8 million, or 28.1%, to $20.0 million in 2009 from $27.8 million in 2008, primarily due to store closures and expense reductions.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales improved to 4.2% in 2009 from 7.9% in 2008, while operating loss dollars improved to $3.1 million in 2009 from $7.7 million in 2008.
Waldenbooks Specialty Retail - Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 1, 2008
Sales
Waldenbooks Specialty Retail sales decreased $41.5 million, or 21.5%, to $151.4 million in 2009 from $192.9 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $28.5 million and decreased comparable store sales of $13.0 million.
Other revenue
Other revenue remained essentially flat in 2009 compared to 2008, decreasing $0.1 million to $0.9 million in 2009 from $1.0 million in 2008.

Gross margin
Gross margin as a percentage of sales increased 2.3%, to 21.7% in 2009 from 19.4% in 2008. This improvement in the gross margin rate was primarily due to decreased occupancy costs of 2.1% as a percentage of sales, due to rent reductions and the closure of under-performing stores, and decreased freight costs of 0.5% as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing was decreased product costs of 0.6% as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery. Partially offsetting these items were decreased vendor incentives, purchase discounts and other costs of 0.9% as a percentage of sales in 2009, due to lower sales levels achieved in 2009.
Gross margin dollars decreased $4.6 million, or 12.3%, to $32.9 million in 2009 from $37.5 million in 2008, primarily due to store closings and the decline in comparable store sales, partially offset by the improvement in the gross margin rate noted above.
Selling, general and administrative expenses
SG&A as a percentage of sales decreased 2.2%, to 28.3% in 2009 from 30.5% in 2008. This was primarily due to a 2.2% decrease in corporate payroll and operating expenses as a percentage of sales, as a result of our expense reduction initiatives. Store payroll and operating expenses remained flat as a percentage of sales.
SG&A dollars decreased $16.0 million, or 27.2%, to $42.8 million in 2009 from $58.8 million in 2008, primarily due to store closures and expense reductions.
Operating loss
Due to the factors mentioned above, operating loss as a percentage of sales improved to 6.5% in 2009 from 11.0% in 2008, while operating loss dollars decreased to $9.9 million in 2009 from $21.3 million in 2008.
International

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Operating loss	$(1.7)	$(1.4)	$(1.6)	$—
International - Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Operating loss dollars increased $0.3 million, or 21.4%, to $1.7 million in 2009 from $1.4 million in 2008. This was primarily due to the impairment of the fixed assets of three stores during the second quarter of 2009, as well as increased occupancy costs related to new store openings, partially offset by favorable translation of foreign currency to U.S. dollars.
International - Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008
Operating loss dollars increased $1.6 million, to $1.6 million in 2009 from break-even in 2008. This was primarily due to the impairment of the fixed assets of three stores during the second quarter of 2009, as well as increased occupancy costs related to new store openings.
Corporate

	13 Weeks Ended		26 Weeks Ended
(dollar amounts in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Operating loss	$(4.6)	$(6.3)	$(10.5)	$(9.0)
The Corporate segment includes various corporate governance and incentive costs.
Corporate - Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Operating loss dollars decreased $1.7 million, or 27.0%, to $4.6 million in 2009 from $6.3 million in 2008. This was primarily due to costs associated with our turnaround effort in 2009 of $1.4 million, consisting principally of consulting and advisory fees, as compared to costs incurred in 2008 to explore strategic alternatives of $4.5 million, also consisting principally of consulting and advisory fees. This was partially offset by unfavorable currency fluctuations affecting the lease guarantee liabilities related to our disposed businesses.

Corporate - Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008
Operating loss dollars increased $1.5 million, or 16.7%, to $10.5 million in 2009 from $9.0 million in 2008. This was primarily due to unfavorable currency fluctuations affecting the lease guarantee liabilities related to our disposed businesses.
Liquidity and Capital Resources
Operating Activities
Cash flow from operating activities of continuing operations decreased $11.0 million, to $43.0 million compared to $54.0 million for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. This was primarily due to increased cash generated in 2008 when we began our inventory reduction initiative. Also contributing to the decrease from last year was a larger net loss in 2009 compared to 2008. Partially offsetting these items was an increase in accounts payable and taxes payable in 2009, compared to cash used for a decrease in these items in 2008. Also contributing to the improvement in operating cash flow were non-cash adjustments to increase the fair value of the warrant liability, as well as the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business.
As mentioned above, during fiscal 2008 we implemented an initiative to actively reduce inventory in our stores. As a result, we significantly reduced inventories in the music category, as well as space allocated to that category. In addition, we reduced inventories in the book and movie categories, in order to make our inventories more productive. This continued during the first half of 2009, and contributed to the continued reduction in inventories during the year. We will continue to actively manage inventory levels throughout 2009 to drive inventory productivity and to maximize cash flows. A key component of this strategy is our ability to maintain current payment terms and credit limits with our vendors. We are involved in ongoing discussions with vendors on appropriate inventory levels, credit limits and other measures.
Investing Activities
Net cash used for investing activities of continuing operations was $4.4 million for the 26 weeks ended August 1, 2009. This was the result of capital expenditures for one new airport store and the maintenance of existing stores, distribution centers and management information systems. This compares to cash provided by investing activities of continuing operations of $33.8 million for the 26 weeks ended August 2, 2008, which consisted of the proceeds from the sale of our Australia, New Zealand and Singapore superstores, partially offset by capital expenditures for new stores, new corporate information technology systems including spending on Borders.com, and maintenance of existing stores, distribution centers and management information systems.
Financing Activities
Net cash used for financing activities of continuing operations was $47.6 million for the 26 weeks ended August 1, 2009, resulting primarily from the repayment of borrowings under the Credit Agreement of $46.4 million. Net cash used for financing activities of continuing operations was $89.1 million for the 26 weeks ended August 2, 2008, resulting primarily from the repayment of borrowings under the Credit Agreement of $126.1 million and the payment of cash dividends of $6.5 million. Partially offsetting these items was funding generated by the short-term note financing from Pershing Square of $42.5 million.
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
The Credit Agreement expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million limited to and secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory is based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of maximum permitted borrowings thereunder, (ii) contains covenants that limit, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm. We had borrowings outstanding under the Credit Agreement of $240.3, $422.3 and $286.7 at August 1, 2009, August 2, 2008 and January 31, 2009, respectively.
At August 1, 2009, the additional funding available under the Credit Agreement was $141.5 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.
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
As of August 1, 2009, we were in compliance with our financial and other covenants under the Credit Agreement. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.
We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 45% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement. Based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during the remainder of fiscal 2009. Also in 2009, we will continue to explore other financing alternatives and, if available with reasonable terms, access other capital sources. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in our having insufficient funds for our operations. We have taken a number of steps to enhance our liquidity in 2008 and 2009 including reduction of inventory, reduction in headcount and reduction of actual and planned capital expenditures.
Warrants
Our financing agreement with Pershing Square includes 14.7 million warrants to purchase our common stock at $0.65 per share as amended, all of which are outstanding as of August 1, 2009. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $52.6 million and $26.3 million as of August 1, 2009 and August 2, 2008, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. For the 13 weeks ended August 1, 2009 and August 2, 2008, respectively, we recognized $14.7 million of non-cash expense and $10.9 million of non-cash income related to the re-measurement of this liability. For the 26 weeks ended August 1, 2009 and August 2, 2008, respectively, we recognized $47.6 million of non-cash expense and $14.5 million of non-cash income related to the re-measurement of this liability
Off-Balance Sheet Arrangements
At August 1, 2009, we were the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.6 million and long-term debt (including current portion) of $4.9 million at August 1, 2009. The existence of these VIEs does not significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us.
As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $13.1 million. We have recorded a contingent liability of approximately $0.8 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.2 million. We have recorded a tax liability of $1.8 million for this contingency.
We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $129.5 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This potential limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At August 1, 2009, we have reserved $10.3 million based upon the likelihood that we will be required to perform under these guarantees.
In July 2009, Borders (UK) Limited filed financial statements prepared on a statutory basis in accordance with U.K. GAAP as of February 2, 2008 which disclosed events and conditions that indicate the existence of uncertainties which may cast doubt about the ability of Borders (UK) to continue as a going concern. Furthermore, Borders (UK) Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer, and also announced the sale of its UK business to a management buyout team funded by Valco Capital Partners. Our lease guarantee obligations continue in effect following these transactions and these transactions and events have been considered in the determination of our liability regarding likelihood that we will be required to perform under the lease guarantees.
Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.9 million, and we have recorded a liability of approximately $3.5 million based upon the likelihood that we will be required to perform under the indemnification.
The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.
New Accounting Guidance
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. FAS 141(R) includes an amendment to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141(R) did not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 revises the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FAS 160 did not have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“FAS 161”), that expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. FAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented FAS 165 during the quarter ended August 1, 2009. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No.168, “The FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of FAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of FAS 168 will have a material impact on our consolidated financial statements.
Related Party Transactions
We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.
Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “expect,” “planning,” “possibility,” “opportunity” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the company’s future financial condition and performance (including earnings per share, liquidity, sales, inventory levels and capital expenditures), its cost reduction initiatives and plans for the expansion of product categories. These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the company’s forward-looking statements.
These risks and uncertainties include, but are not limited to, consumer demand for the company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital—including vendor credit—to fund the company’s operations and to carry out its strategic plans, adverse litigation results or other claims and the performance of the company’s information technology systems.
The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission (as updated herein) contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The company does not undertake any obligation to update forward-looking statements.

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
Item 4. Controls and Procedures
Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 1, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s last Annual Report on Form 10-K for the fiscal year ended January 31, 2009. There have been no material changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 31, 2009, other than discussed below.
Guarantees of Disposed Foreign Businesses
We guarantee four store leases relating to our former subsidiaries in the United Kingdom and Ireland. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $129.5 million. The leases provide for periodic rent reviews, which could increase our potential liability. At August 1, 2009, we have reserved $10.3 million based upon the likelihood that we will be required to perform under these guarantees.
In July 2009, Borders (UK) Limited filed financial statements prepared on a statutory basis in accordance with U.K. GAAP as of February 2, 2008 which disclosed events and conditions that indicate the existence of uncertainties which may cast doubt about the ability of Borders (UK) to continue as a going concern. Furthermore, Borders (UK) Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer, and also announced the sale of its UK business to a management buyout team funded by Valco Capital Partners. Our lease guarantee obligations continue in effect following these transactions and these transactions and events have been considered in the determination of our liability regarding likelihood that we will be required to perform under the lease guarantees.
Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9 million, and we have recorded a tax liability of approximately $3.5 million based upon the likelihood that we will be required to perform under the indemnification.
We also guarantee four store leases relating to our former subsidiaries in Australia and New Zealand. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.1 million. We have recorded a contingent liability of approximately $0.8 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.2 million. We have recorded a tax liability of $1.8 million for this contingency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to the shareholders at the Annual Meeting of the Company held on May 21, 2009, with the votes on such matters being indicated as below:
1.	The following individuals were elected to serve as directors for one year terms expiring in 2010:

Name	For	Withheld
Michael G. Archbold	51,252,149	1,904,412
Donald G. Campbell	39,568,352	13,588,209
Joel J. Cohen	37,579,670	15,576,891
Amy B. Lane	39,612,176	13,544,385
Brian T. Light	39,623,439	13,533,122
Ron Marshall	51,266,659	1,889,902
Richard McGuire	51,121,821	2,034,740
Lawrence I. Pollock	48,196,640	4,959,921
2.	A proposal to approve the amended and restated Borders Group, Inc. 2004 long-term incentive plan for fiscal year 2009:

For	31,680,257 Shares
Against	1,487,666 Shares
Abstain	884,298 Shares
Broker Non-Votes	19,104,340 Shares
3.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008:

For	52,027,557 Shares
Against	219,215 Shares
Abstain	909,789 Shares
Broker Non-Votes	0 Shares
4.	A shareholder proposal requesting that the board amend the bylaws to permit the holders of 10% of the outstanding shares to call a special shareowner meetings.

For	23,504,116 Shares
Against	10,349,416 Shares
Abstain	198,689 Shares
Broker Non-Votes	19,104,340 Shares

Item 6.	Exhibits
Exhibits:

3.1	(1)	Restated Articles of Incorporation of Borders Group, Inc.

3.2	(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.

3.3	(3)	Restated bylaws of Borders Group, Inc.

3.4	(4)	First Amendment to the Restated By laws of Borders Group, Inc.

3.5	(2)	Second Amendment to the Restated By laws of Borders Group, Inc.

3.6	(5)	Third Amendment to the Restated By laws of Borders Group, Inc.

3.7	(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.

10.67	(7)	Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan

31.1		Statement of Ron Marshall , President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Statement of Ron Marshall , President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(7)	Incorporated by reference from the Company’s Proxy Statement dated April 24, 2009 (File No. 1-13740).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
BORDERS GROUP, INC.
(REGISTRANT)

Date: September 3, 2009	By:	/s/ Mark R. Bierley
Mark R. Bierley
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)