Form 10-Q
period 2009-12-04
BORDERS GROUP INC
filed 2009-12-04
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

The number of shares of common stock outstanding at November 20, 2009 was 60,054,805.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	15
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	32
Item 4. Controls and Procedure	32
Item 4T. Controls and Procedures	N/A

Part II - Other information

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of
Security holders	33
Item 5. Other Information	N/A
Item 6. Exhibits	34
Signatures	35

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	October 31, 2009	November 1, 2008
Sales	$595.5	$682.1
Other revenue	7.0	11.3
Total revenue	602.5	693.4

Cost of merchandise sold, including occupancy costs	489.2	546.4
Gross margin	113.3	147.0

Selling, general and administrative expenses	173.6	205.1
Asset impairments and other writedowns	0.2	50.1
Operating loss	(60.5)	(108.2)

Interest expense	6.3	13.8
Warrant / put expense (income)	(28.7)	(12.7)
Total interest expense (income)	(22.4)	1.1
Loss before income taxes	(38.1)	(109.3)

Income tax provision	0.4	62.9
Loss from continuing operations	(38.5)	(172.2)

Gain (loss) from disposal of discontinued operations (net of income tax benefit of $- and $-)	0.8	(3.2)
Gain (loss) from discontinued operations (net of income tax benefit of $- and $-)	0.8	(3.2)

Net loss	$(37.7)	$(175.4)

Loss per common share data

Basic:
Loss from continuing operations per common share	$(0.64)	$(2.85)
Gain (loss) from discontinued operations per common share	$0.01	$(0.05)

Net loss per common share	$(0.63)	$(2.90)
Weighted average common shares outstanding (in millions)	60.1	60.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	October 31, 2009	November 1, 2008
Sales	$1,853.8	$2,160.8
Other revenue	23.6	26.9
Total revenue	1,877.4	2,187.7

Cost of merchandise sold, including occupancy costs	1,477.9	1,690.5
Gross margin	399.5	497.2

Selling, general and administrative expenses	514.9	623.3
Asset impairments and other writedowns	1.0	50.1
Operating loss	(116.4)	(176.2)

Interest expense	18.0	34.4
Warrant / put expense (income)	35.1	(27.2)
Total interest expense	53.1	7.2
Loss before income taxes	(169.5)	(183.4)

Income tax provision	0.6	30.2
Loss from continuing operations	(170.1)	(213.6)

Loss from operations of discontinued operations (net of income tax benefit of $- and $0.9)	-	(1.7)
Gain (loss) from disposal of discontinued operations (net of income tax benefit of $- and $3.1)	0.8	(1.0)
Gain (loss) from discontinued operations (net of income tax benefit of $- and $4.0)	0.8	(2.7)

Net loss	$(169.3)	$(216.3)

Loss per common share data

Basic:
Loss from continuing operations per common share	$(2.83)	$(3.55)
Gain (loss) from discontinued operations per common share	$0.01	$(0.04)

Net loss per common share	$(2.82)	$(3.59)
Weighted average common shares outstanding (in millions)	60.1	60.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)
(UNAUDITED)

	October 31, 2009	November 1, 2008	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$32.8	$38.4	$53.6
Merchandise inventories	1,157.4	1,256.5	915.2
Accounts receivable and other current assets	78.4	99.6	102.4
Total current assets	1,268.6	1,394.5	1,071.2
Property and equipment, net of accumulated depreciation of $1,050.5, $1,041.9 and $1,023.4 at October 31, 2009, November 1, 2008 and January 31, 2009, respectively	426.5	521.3	494.2
Other assets	36.1	63.4	39.4
Deferred income taxes	10.4	27.3	4.0
Goodwill	0.3	40.5	0.2
Total assets	$1,741.9	$2,047.0	$1,609.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$401.8	$518.0	$329.8
Trade accounts payable	605.3	613.2	350.0
Accrued payroll and other liabilities	222.1	243.0	279.8
Taxes, including income taxes	46.2	36.5	30.1
Deferred income taxes	6.6	32.0	4.0
Total current liabilities	1,282.0	1,442.7	993.7
Long-term debt	6.0	7.4	6.4
Other long-term liabilities	354.7	353.9	345.8
Total liabilities	1,642.7	1,804.0	1,345.9
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
60,024,029, 60,538,934 and 59,903,232 shares issued
and outstanding at October 31, 2009, November 1, 2008 and
January 31, 2009, respectively	186.8	191.3	187.4
Accumulated other comprehensive income	17.9	17.5	11.9
Retained earnings (deficit)	(105.5)	34.2	63.8
Total stockholders' equity	99.2	243.0	263.1
Total liabilities, minority interest and stockholders' equity	$1,741.9	$2,047.0	$1,609.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED OCTOBER 31, 2009
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings (Deficit)	Total
Balance at January 31, 2009	59,903,232	$ 187.4	$11.9	$ 63.8	$ 263.1
Loss from continuing operations	-	-	-	(170.1)	(170.1)
Gain from discontinued operations	-	-	-	0.8 0.8
Currency translation adjustment	-	-	6.0	-	6.0
Comprehensive loss					(163.3)
Issuance of common stock	899,428	2.4	-	-	2.4
Repurchase and retirement of common stock	(778,631)	(3.0)	-	-	(3.0)
Balance at October 31, 2009	60,024,029	$ 186.8	$ 17.9	$ (105.5)	$ 99.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                          BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)
	39 weeks Ended
	October 31, 2009	November 1, 2008
Cash provided by (used for):
Net loss	$(169.3)	$(216.3)
Gain (loss) from discontinued operations	0.8	(2.7)
Loss from continuing operations	(170.1)	(213.6)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	75.9	82.4
Loss on disposal of assets	1.3	1.3
Stock based compensation cost	0.2	5.0
(Increase) decrease in deferred income taxes	(3.7)	39.5
Decrease in other long-term assets	4.1	0.3
Increase in warrant liability	23.2	13.6
Decrease in other long-term liabilities	(16.1)	(23.6)
Write-off of intangible assets	16.2	-
Asset impairments and other writedowns	1.0	50.1
Cash provided by (used for) current assets and current liabilities:
Increase in merchandise inventories	(238.8)	(19.4)
Decrease in accounts receivable	15.8	22.0
(Increase) decrease in prepaid expenses	(3.9)	1.1
Increase in trade accounts payable	254.0	103.5
Increase in taxes payable	15.5	18.6
Decrease in accrued payroll and other liabilities	(56.9)	(66.4)
Net cash provided by (used for) operating activities of continuing operations	(82.3)	14.4
Investing
Capital expenditures	(11.2)	(72.0)
Proceeds from the sale of discontinued operations	-	94.5
Net cash provided by (used for) investing activities of continuing operations	(11.2)	22.5
Financing
Net funding from (repayment of) credit facility	73.3	(71.1)
Funding from short-term note financing	-	42.5
Issuance of (repayment of) long-term debt	(0.3)	0.8
Repayment of long-term capital lease obligations	(0.8)	-
Issuance of common stock	(0.8)	0.3
Payment of cash dividends	-	(6.5)
Net cash provided by (used for) financing activities of continuing operations	71.4	(34.0)
Effect of exchange rates on cash and cash equivalents of continuing operations	0.5	-
Net cash provided by (used for) operating activities of discontinued operations	-	(19.3)
Net cash used for investing activities of discontinued operations	-	(6.5)
Net cash used for financing activities of discontinued operations	0.8	-
Effect of exchange rates on cash and cash equivalents of discontinued operations	-	2.8
Net cash provided by (used for) discontinued operations	0.8	(23.0)
Net decrease in cash and cash equivalents	(20.8)	(20.1)
Cash and cash equivalents at beginning of year	53.6	58.5
Cash and cash equivalents at end of period	$32.8	$38.4

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

At October 31, 2009, we operated 516 superstores under the Borders name, including 513 in the United States and three in Puerto Rico. We also operated 361 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of October 31, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops exist in 335 Borders superstores.

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

We have performed an evaluation of events that have occurred subsequent to October 31, 2009 through December 4, 2009 (the date of the filing of this Form 10-Q). There has been one subsequent event related to an anticipated tax refund described in “Note 11 – Subsequent Event.”  The event is not recognized in our consolidated financial statements as of and for the 13 and 39 weeks ending October 31, 2009.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate web sites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties and the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. Joint motions to dismiss the case based on common issues were filed by the defendants have been denied, and the court is now proceeding to consider individual motions to dismiss the case, including a motion filed by the Company. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders gift cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that we sell gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint seeks disgorgement of profits, restitution, attorney’s fees and costs and an injunction. We have removed the case to the United States District Court for the Southern District of California. On November 25, 2009, the Court entered an order granting our motion to dismiss the complaint in its entirety without prejudice.  The Court’s order expressly permits the plaintiff to file an amended complaint by December 15, 2009.  The order further provides that if the plaintiff fails to timely file an amended complaint, the Clerk of the Court will be directed to enter judgment dismissing the complaint without prejudice. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In October 2009, U.S. Ethernet Innovations, LLC offered us an unsolicited license to 35 U.S. and foreign patents relating to Ethernet technology for a one-time fee of $3.0, and implied that it would commence litigation if we do not accept the offer.  We are evaluating the offer, as well as the amount of its potential exposure, which could be greater or less than $3.0, if it does not accept the offer. We intend to seek indemnification from the relevant equipment vendors. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.

NOTE 3 - FINANCING

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

We had borrowings outstanding under the Credit Agreement of $360.0, $477.3 and $286.7 at October 31, 2009, November 1, 2008 and January 31, 2009, respectively.  There were no borrowings outstanding related to our discontinued operations for any periods presented.

At October 31, 2009, the funding available under the Credit Agreement was $215.0. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

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

As of October 31, 2009, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.

Debt of Consolidated VIEs: At October 31, 2009, we are the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.6 and long-term debt (including current portion) of $4.9 at October 31, 2009.

The borrowings outstanding under the Credit Facility and the Pershing Square term loan are categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets. The recorded value of these borrowings approximates their fair value.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in our having insufficient funds for our operations. In the event that our internal sales projections or other assumptions affecting liquidity are not achieved, we intend to take steps to mitigate such shortfalls. These steps include, but are not limited to, payroll and inventory reductions.

NOTE 4 – INCOME TAXES

We calculate our interim income tax provision in accordance with Accounting Standards Codification Topic 270, “Interim Reporting” (“ASC 270”) and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”).  At the end of each interim period, we estimate the annual effective tax rate and apply this rate to our year-to-date ordinary income or loss.  For those jurisdictions where we have a projected full-year or year-to-date loss for which it is more likely than not that a future benefit will not be realized, we reduce the tax benefit of the loss by a valuation allowance.  The tax effect of unusual or infrequently occurring items such as changes in judgment about valuation allowances, the effects of changes in tax laws or rates, and changes in unrecognized tax benefits for uncertain tax positions are reported in the interim period in which they occur.

We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary.  Under ASC 740, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the third quarter of 2008, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic net deferred tax assets.  The need to record the valuation allowance was based upon several negative factors, including the assumption that we would be in a three-year cumulative loss position as of the end of fiscal 2008.  As of the end of the third quarter of this year, we are still in a three-year cumulative domestic loss position.  Thus, we have not recorded a tax benefit for our year-to-date pre-tax domestic loss.

If, in the future, we overcome negative evidence related to our ability to realize the benefit of our domestic deferred tax assets, our conclusion regarding the need for a domestic valuation allowance could change, resulting in the reversal of some or all of the valuation allowance.  Changes to existing tax laws pertaining to net operating loss carry-back periods could also affect valuation allowance needs in the future.  A valuation allowance reversal would result in a tax benefit being recognized in our consolidated statements of operations in the period the valuation allowance is reversed.

The third quarter tax expense of $0.4 and the year-to-date tax expense of $0.6 consist of the net tax impact of the activity of foreign entities, state gross receipts tax, and certain discrete events occurring during the 13 and 39 weeks ending October 31, 2009.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

As of October 31, 2009 and January 31, 2009, gross unrecognized tax benefits for uncertain tax positions as calculated under ASC 740 were $23.9 and $23.5.  These balances represent the total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.  An estimate of the range of the reasonably possible change in unrecognized tax benefits over the next 12 months cannot be made.

A number of our tax returns remain subject to examination by taxing authorities.  These include federal tax returns from 2005 to 2008, tax returns in certain states from 1996 through 2008, and tax returns in certain foreign jurisdictions from 2002 to 2008.

NOTE 5 – FACILITY CLOSURE RESERVES

In accordance with the provisions of Accounting Standards Codification 420, “Exit or Disposal Cost Obligations” (“ASC 420”), we expense when incurred all amounts related to the discontinuance of operations of facilities identified for closure.  These expenses typically pertain to occupancy costs, inventory markdowns, asset impairments, and store payroll and other costs.  When we close any of our facilities, the inventory of the closed store is either returned to vendors or marked down and sold. Leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Beginning reserve balance	$18.0	$13.9	$25.6	$13.2
Current period charge	1.5	1.8	1.9	3.8
Current period reserve adjustment	(1.1)	-	(3.5)	-
Current period cash payments	(1.7)	(1.5)	(7.3)	(2.8)
Ending reserve balance	$16.7	$14.2	$16.7	$14.2

The charge taken during the third quarter of 2009 was primarily due to severance related to the announced January 2010 closing of approximately 200 Waldenbooks Specialty Retail stores. The reserve adjustments recorded during the first and third quarters of 2009 resulted from the termination of store leases earlier than originally anticipated.

NOTE 6 - SEGMENT INFORMATION

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

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales
Borders Superstores	$492.4	$560.3	$1,542.7	$1,782.9
Waldenbooks Specialty Retail	72.9	91.5	224.3	284.4
International	30.2	30.3	86.8	93.5
Total sales	$595.5	$682.1	$1,853.8	$2,160.8

Depreciation expense
Borders Superstores	$19.2	$23.8	$66.1	$70.9
Waldenbooks Specialty Retail	1.9	2.3	5.7	6.9
International	1.4	1.6	4.1	4.6
Total depreciation expense	$22.5	$27.7	$75.9	$82.4

BORDERS GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in millions except per share data)

Operating Loss Borders Superstores	13 Weeks Ended October 31, November 1, 2009 2008 $ (46.2) $ (80.3)		39 Weeks Ended October 31, November 1, 2009 2008 $ (80.1) $ (118.0)
Waldenbooks Specialty Retail	(10.0)	(17.7)	(19.9)	(39.0)
International	(1.4)	(1.8)	(3.0)	(1.8)
Corporate	(2.9)	(8.4)	(13.4)	(17.4)
Total operating loss	$(60.5)	$(108.2)	$ (116.4)	$ (176.2)

	39 Weeks Ended
	October 31, 2009	November 1, 2008
Total assets
Borders Superstores	$1,412.4	$1,607.6
Waldenbooks Specialty Retail	220.5	278.5
International	82.1	81.9
Corporate	26.9	79.0
Total assets	$1,741.9	$2,047.0

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Borders Superstores	$ 1.8	$ 2.0	$ 5.6	$ 5.7
Waldenbooks Specialty Retail	0.3	0.5	0.9	1.4
Total	$ 2.1	$ 2.5	$ 6.5	$ 7.1

NOTE 7 - DISCONTINUED OPERATIONS

On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The consideration for the sale was a cash payment of $97.3 and deferred payments payable if certain actual operating results were achieved. Because the relevant operating results were not achieved, we did not receive the deferred consideration.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.9. We have recorded a liability of approximately $0.9 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.9.  We have recorded a tax liability of $2.0 for this contingency.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) deferred payments payable if certain actual operating results were achieved; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.8 which mature in 2017 or sooner upon the occurrence of certain events. The relevant operating results required to receive the deferred payment described in (ii) above were not achieved, and we did not receive the deferred consideration. During the third quarter of 2009, we received a partial payment of $0.8 on the 7% loan notes described in (iv) above.  We had attributed only a nominal value to our 7% loan notes, and as a result, recorded a gain of $0.8.  This gain is classified as discontinued operations in our consolidated statements of operations.

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

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Total revenue	$ -	$ -	$ -	$ 80.8
Loss from operations of discontinued operations before income tax	-	-	-	(2.6)
Loss from operations of discontinued operations (net of income tax benefit of $ -, $ - , $ - and $0.9, respectively)	-	-	-	(1.7)
Gain (loss) on disposal of discontinued operations (net of income tax benefit of $ -, $ - , $ - and $3.1, respectively)	0.8	(3.2)	0.8	(1.0)
Gain (loss) from discontinued operations (net of income tax benefit of $ -, $ - , $ - and $4.0, respectively)	0.8	(3.2)	0.8	(2.7)

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $146.6. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At October 31, 2009, we have reserved $10.3 based upon the likelihood that we will be required to perform under these guarantees.

On November 26, 2009 Borders (UK) Limited filed for administration, a form of insolvency proceeding in the United Kingdom that is similar in some respects to a Chapter 11 Bankruptcy proceeding in the United States. Previously, Borders (UK) announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.9, and we have recorded a liability of approximately $3.6 based upon the likelihood that we will be required to perform under the indemnification.

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

The agreements were most recently amended on March 30, 2009 to extend the expiration date of the term loan to April 1, 2010.  The amendment also resulted in a reduction of the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants.  In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value. The reduction in the exercise price of the warrants on March 30, 2009 resulted in a $4.3 increase in their fair value.  We recorded this increase in fair value as a discount on the secured term loan in the same amount. The warrants are categorized as “Other long-term liabilities” and the discount on the term loan is categorized as “Short-term borrowings and current portion of long-term debt” in our consolidated balance sheets. The discount will be amortized to earnings over the term of the loan using the effective interest method. The assumptions used to determine the change in the fair value of the warrants as a result of the reduction in their exercise price were:

	Before re-pricing	After re-pricing
Warrant fair value:	$ 1.8 million	$6.1 million
Warrant exercise price:	$7.00 per warrant(1)	$0.65 per warrant(1)
Stock price:	$0.65 per share	$0.65 per share
Stock volatility:	74.26%(2)	74.26%(2)
Risk-free interest rate:	1.82%(3)	1.82%(3)
Annual dividend yield:	0%	0%
Expected life:	5.5 years(4)	5.5 years(4)
____________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

In accordance with ASC 480, changes in the fair value of the warrants during the periods presented, excluding the change attributable to the reduction in their exercise price, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were:

	October 31, 2009	November 1, 2008	January 31, 2009
Warrant fair value:	$24.0 million	$13.6 million	$0.7 million
Warrant exercise price:	$0.65 per warrant(1)	$7.00 per warrant(1)	$7.00 per warrant(1)
Stock price at balance sheet date:	$1.94 per share	$3.39 per share	$0.44 per share
Stock volatility:	89.0%(2)	45.5%(2)	70.44% (2)
Risk-free interest rate:	2.37%(3)	3.25%(4)	1.60% (3)
Annual dividend yield:	0%	0%	0%
Expected life:	4.9 years(5)	5.9 years(5)	5.68 years(5)
____________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Represents the seven-year treasury note rate.
(5)	Assumes that the warrants will be held the duration of their contractual lives.

We recognized non-cash income of $28.7 and $12.7 for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and non-cash expense of $18.9 and non-cash income of $27.2 the 39 weeks ended October 31, 2009 and November 1, 2008, respectively, related to changes in the fair value of the warrants.  These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.”

The March 30, 2009 amendment did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

NOTE 9 — ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the ASC Topic 360, “Property, Plant, and Equipment”, we evaluate the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, we evaluate the recoverability of the affected assets.

In performing the tests for recoverability, we compare the expected cash flows to the carrying value of long-lived assets for the applicable stores. If the expected future cash flows are less than the carrying amount of such assets, we recognize an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating our borrowing rate. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. Future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs.

The carrying value of non-store long-lived assets is also evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. Expected future cash flows, which are estimated over each asset’s remaining useful life, contain estimates of future cash flows based on projected trends in sales and operating costs. Fair value is estimated using expected discounted future cash flows, with the discount rate approximating our borrowing rate.

We incurred $0.2 and $1.0 of asset impairments and other writedowns during the 13 and 39 weeks ended October 31, 2009, respectively. No indicators of impairment were present at October 31, 2009.

During the third quarter of 2008, based on a combination of factors, including the then-current economic environment of our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

 As a result of these third quarter tests, we recorded a pre-tax charge of $48.4, comprised of the following: $45.0 related to domestic Borders Superstores, $3.3 related to Waldenbooks Specialty Retail stores and $0.1 related to one Borders store in Puerto Rico. We also had asset disposals of $1.6 related to domestic Borders Superstores and $0.1 related to Waldenbooks Specialty Retail stores. There was no impairment of non-store assets as a result of the third quarter 2008 test.

Significant deterioration in the performance of our operations compared to projections could result in significant additional asset impairments.

NOTE 10 – NEW ACCOUNTING GUIDANCE

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance on business combinations. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs.  This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB amended its guidance on the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests have become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to our business and to noncontrolling interests separately. The accounting guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting and disclosure guidance for disclosures about derivative instruments and hedging activities.  This guidance requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, the guidance requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. This guidance is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. This guidance requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date this guidance is effective for interim or annual periods ending after June 15, 2009. We implemented this guidance during the quarter ended October 31, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” This guidance establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this statement are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on our consolidated financial statements

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 11 – SUBSEQUENT EVENT

ASC Topic 855 “Subsequent Events” establishes general standards for accounting for and disclosing events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through December 4, 2009, which is the date the financial statements were issued.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law.  The act provides a tax benefit through increasing the allowable net operating loss carry back period from two to five years for corporate net operating losses incurred in taxable years beginning in or ending in 2008 or 2009, allowing us to recover taxes paid in earlier years.  The extended carry back election can be made only with respect to one taxable year.  The anticipated refund associated with this extended loss carry back period is between $30.0 and $33.0. We expect to receive the related refund within 45 days of the filing date. We filed the refund claim with the Internal Revenue Service on November 23, 2009. In the fourth quarter of the current year, we intend to reverse the valuation allowance that was previously recorded against the deferred benefit of this loss and recognize this reversal as income in our consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries, Borders, Inc. (“Borders”), Walden Book Company, Inc. (“Waldenbooks”), and others (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At October 31, 2009, we operated 516 superstores under the Borders name, including 513 in the United States and three in Puerto Rico. We also operated 361 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores. In addition, we own and operate United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of October 31, 2009, Paperchase operated 118 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 Borders superstores.

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

We will continue to develop our loyalty program, Borders Rewards, which has grown to approximately 35 million members and continues to grow. We will continue to focus on increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests.

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

Address disintermediation in the music and movie categories.  To address declining sales in the music and movie categories, as well as increasing space available for improved merchandise presentation and expansion of higher margin categories, we have reduced music and movie inventories and reallocated floor space in our stores. In general, this has resulted in greater space being allocated to an expanded assortment of children’s books, educational toys and games, and other growth categories within books, gifts and stationery and non-book products such as teaching materials. We completed the reduction of space allocated to music and movies during 2009, and have increased the space devoted to books, children’s and gifts and stationery.

As a result of our focus on existing stores and the need to preserve liquidity, we have effectively curtailed our new store program. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. Pursuant to this initiative, in November 2009 we announced the closure of approximately 200 Waldenbooks stores, to take place on or around January 30, 2010. These measures are expected to improve profitability and free cash flow in the long term. We will retain stable superstore and mall-based locations that meet acceptable profit and return on investment objectives and in those stores, change product assortment and formats to drive sales and profitability.

We believe that the fourth quarter of fiscal 2009 will be challenging for retailers due to continued uncertainty in the economic environment, and as a consequence we will sharpen our focus on maximizing cash flow and profitability. In addition, we will continue to review all cost structures with the goal of reducing expenses, and will continue to reduce working capital needs by further driving inventory productivity, thus improving cash flow and lowering supply chain costs. Driven by these factors, we expect to reduce operating expenses, including corporate, stores and distribution expenses, by $120.0 million for the full year of 2009 compared to 2008.

We anticipate that such cost and cash-savings measures will improve both operating income and liquidity in 2009 as compared to 2008, assuming that 2009 comparable store sales trends are consistent with those seen in 2008.

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

Discontinued Operations

On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.  The consideration for the sale was a cash payment of $97.3 and deferred payments payable if certain actual operating results were achieved. Because the relevant operating results were not achieved, we did not receive the deferred consideration.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.9 million. We have recorded a contingent liability of approximately $0.9 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.9 million. We have recorded a tax liability of $2.0 million for this contingency.

As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from our financing agreement with Pershing Square and which totaled $17.5 million, was added to the carrying value of the related businesses and expensed upon disposal, which occurred in the second quarter of 2008.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4 million; (ii) deferred payments payable if certain actual operating results were achieved; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.8 million which mature in 2017 or sooner upon the occurrence of certain events. The relevant operating results required to receive the deferred payment described in (ii) above were not achieved, and we did not receive the deferred consideration. During the third quarter of 2009, we received a partial payment of $0.8 million on the 7% loan notes described in (iv) above.  We had attributed only a nominal value to our 7% loan notes, and as a result, recorded a gain of $0.8 million.  This gain is classified as discontinued operations in our consolidated statements of operations.

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $146.6 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At October 31, 2009, we have reserved $10.3 million based upon the likelihood that we will be required to perform under these guarantees.

On November 26, 2009 Borders (UK) Limited filed for administration, a form of insolvency proceeding in the United Kingdom that is similar in some respects to a Chapter 11 Bankruptcy proceeding in the United States. Previously, Borders (UK) announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.9 million, and we have recorded a liability of approximately $3.6 million based upon the likelihood that we will be required to perform under the indemnification.

These discontinued operations resulted in a gain of $0.8 million and a loss of $3.2 million for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and a gain of $0.8 million and a loss of $2.7 million for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively.

Subsequent Event

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law.  The act provides a tax benefit through increasing the allowable net operating loss carryback period from two to five years for corporate net operating losses incurred in taxable years beginning in or ending in 2008 or 2009, allowing us to recover taxes paid in earlier years.  The extended carryback election can be made only with respect to one taxable year.  The anticipated refund associated with this extended loss carry back period is between $30.0 and $33.0. We expect to receive the related refund within 45 days of the filing date. We filed the refund claim with the Internal Revenue Service on November 23, 2009. In the fourth quarter of the current year, we intend to reverse the valuation allowance that was previously recorded against the deferred benefit of this loss and recognize this reversal as income in our consolidated statements of operations.

Results of Operations

The following table presents our consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.2	1.7	1.3	1.2
Total revenue	101.2	101.7	101.3	101.2
Cost of merchandise sold (including occupancy costs)	82.2	80.1	79.7	78.2
Gross margin	19.0	21.6	21.6	23.0
Selling, general and administrative expenses	29.1	30.1	27.8	28.9
Asset impairments and other writedowns	0.1	7.3	0.1	2.3
Operating loss	(10.2)	(15.8)	(6.3)	(8.2)
Interest expense	1.0	2.0	1.0	1.6
Warrant/put expense (income)	(4.8)	(1.8)	1.9	(1.3)
Total interest expense	(3.8)	0.2	2.9	0.3
Loss before income tax	(6.4)	(16.0)	(9.2)	(8.5)
Income tax	0.1	9.2	-	1.4
Loss from continuing operations	(6.5)%	(25.2)%	(9.2)%	(9.9)%

Consolidated Results - Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Sales

Consolidated sales decreased $86.6 million, or 12.7%, to $595.5 million in 2009 from $682.1 million in 2008. This resulted from decreased sales in all segments.

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

Comparable store sales for Borders superstores decreased 12.1% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic that began in September 2008 and which persisted throughout the third quarter. On a comparable store basis, transactions decreased by 5.1%, and transaction dollars declined by 7.0% due to increased promotional spending during the quarter. Also, during the second and third quarters of 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding the impact of these categories comparable store sales decreased by 8.5% during the quarter.  The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.2% in 2009, also due to the decline in customer traffic noted above, with comparable store transactions declining 4.5% and the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.

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

Other revenue decreased $4.3 million, or 38.1%, to $7.0 million in 2009 from $11.3 million in 2008. The decrease was primarily due to a decrease in other revenue in the Borders Superstores segment, while the Waldenbooks Specialty Retail segment remained relatively flat. The decrease in the Borders Superstores segment was mainly due to decreased income recognized from unredeemed gift cards and decreased wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Gross margin

Consolidated gross margin decreased $33.7 million, or 22.9%, to $113.3 million in 2009 from $147.0 million in 2008. As a percentage of sales, consolidated gross margin decreased 2.6%, to 19.0% in 2009 from 21.6% in 2008. This was primarily due to a decrease in gross margin as a percentage of sales in the Borders segment, partially offset by an increase in the gross margin rate in the Waldenbooks Specialty Retail segment. The decline in the Borders segment was due primarily to increased discounts as a percentage of sales, due to increased promotional activity during the third quarter of 2009. Also contributing to the decline in the gross margin rate was increased occupancy costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales, as well as decreased other revenue as a percentage of sales. These items were partially offset by decreased product and other costs as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and cafe, decreased distribution and freight costs as a percentage of sales. The improvement in the gross margin rate in the Waldenbooks Specialty Retail segment was primarily due to decreased occupancy costs as a percentage of sales, due to rent reductions and the closure of under-performing stores, as well as decreased freight and product costs as a percentage of sales.  Partially offsetting these items were increased markdowns as a percentage of sales in 2009.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $31.5 million, or 15.4%, to $173.6 million in 2009 from $205.1 million in 2008. As a percentage of sales, SG&A decreased 1.0%, to 29.1% in 2009 from 30.1% in 2008, with SG&A as a percentage of sales decreasing in the Borders Superstores segment and increasing in the Waldenbooks Specialty Retail segment.  SG&A as a percentage of sales decreased in the Borders Superstores segment as a result of our expense reduction initiatives.  SG&A increased in the Waldenbooks Specialty Retail segment due to the recording of a reserve during the third quarter of 2009 for severance related to the announced January 2010 closing of approximately 200 Waldenbooks Specialty Retail stores, partially offset by a decrease in corporate payroll and operating expenses as a percentage of sales, due to our expense reduction initiatives.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

We incurred $0.2 million of asset impairments and other writedowns during the third quarter of 2009.

During the third quarter of 2008, based on a combination of factors, including the then-current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $48.4 million, comprised of the following: $45.0 million related to domestic Borders Superstores, $3.3 million related to Waldenbooks Specialty Retail stores and $0.1 million related to one Borders store in Puerto Rico.  We also had asset disposals of $1.6 million related to domestic Borders Superstores and $0.1 million related to Waldenbooks Specialty Retail stores.

Interest expense

Consolidated interest expense decreased $7.5 million, or 54.3%, to $6.3 million in 2009 from $13.8 million in 2008. This was primarily a result of lower debt levels and lower interest rates in 2009 as compared to 2008.  We paid $4.1 million and $9.6 million in cash interest during the 13 weeks ended October 31, 2009 and November 1, 2008, respectively.

Warrant/put income

Consolidated warrant/put income increased $16.0 million, to $28.7 million in 2009 from $12.7 million in 2008, due to the fair value adjustment of the warrant liability during the respective periods. The income recognized in 2009 and 2008 resulted primarily from a decrease in our share price during the respective periods.

Taxes

The effective tax rate for the 13 weeks ended October 31, 2009 was an expense of 1.0% compared to 57.5% for the 13 weeks ended November 1, 2008. For the current quarter, we have not recognized a tax benefit for our domestic book loss, as it is more likely than not that a future benefit from this loss will not be realized.  In the same period of the prior year, we established a valuation allowance against our domestic net deferred tax assets, including deferred tax assets generated in earlier years.  For this reason, our prior year tax expense exceeds our current year expense.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law.  The act provides a tax benefit through increasing the allowable net operating loss carryback period from two to five years for corporate net operating losses incurred in taxable years beginning in or ending in 2008 or 2009, allowing us to recover taxes paid in earlier years.  The extended carryback election can be made only with respect to one taxable year.  The anticipated refund associated with this extended loss carry back period is between $30.0 and $33.0. We expect to receive the related refund within 45 days of the filing date. We filed the refund claim with the Internal Revenue Service on November 23, 2009.  In the fourth quarter of the current year, we intend to reverse the valuation allowance that was previously recorded against the deferred benefit of this loss and recognize this reversal as income in our consolidated statements of operations.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales improved to 6.5% in 2009 from 25.2% in 2008, and loss from continuing operations dollars improved to $38.5 million in 2009 from $172.2 million in 2008.

Consolidated Results - Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008

Sales

Consolidated sales decreased $307.0 million, or 14.2%, to $1,853.8 million in 2009 from $2,160.8 million in 2008. This resulted primarily from decreased sales in all segments.

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

Comparable store sales for Borders superstores decreased 14.6% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic that began in September 2008 and which persisted throughout the third quarter. On a comparable store basis, transactions decreased by 8.7%, with the remainder of the decline due to a decrease in transaction dollars. During the second and third quarters of 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding the impact of these categories comparable store sales decreased by 11.2%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 7.9% in 2009, also due to the decline in customer traffic noted above, with comparable store transactions declining 5.5%, with the remainder of the decline due to a decrease in transaction dollars. The impact of price changes on comparable store sales was not significant.

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

Other revenue decreased $3.3 million, or 12.3%, to $23.6 million in 2009 from $26.9 million in 2008. The decrease was primarily due to the decrease in other revenue in the Borders Superstores segment, while the Waldenbooks Specialty Retail segment remained essentially flat. The decrease in the Borders Superstores segment was mainly due to decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008, partially offset by increased marketing revenue earned.

Gross margin

Consolidated gross margin decreased $97.7 million, or 19.7%, to $399.5 million in 2009 from $497.2 million in 2008. As a percentage of sales, consolidated gross margin decreased 1.4%, to 21.6% in 2009 from 23.0% in 2008. This was due to a decrease as a percentage of sales in the Borders segment, partially offset by an increase in the Waldenbooks Specialty Retail segment. Gross margin as a percentage of sales decreased in the Borders Superstores segment primarily due to increased occupancy costs as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009. These items were partially offset by decreased product distribution, freight and other costs as a percentage of sales, as well as increased other revenue as a percentage of sales. Gross margin as a percentage of sales increased in the Waldenbooks Specialty Retail segment due to decreased occupancy costs as a percentage of sales, due to lower occupancy costs, and decreased freight costs as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing were decreased product costs as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery.  Partially offsetting these items were decreased vendor incentives, purchase discounts and other costs as a percentage of sales in 2009, due to lower purchase levels achieved in 2009.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $108.4 million, or 17.4%, to $514.9 million in 2009 from $623.3 million in 2008. As a percentage of sales, SG&A decreased 1.1%, to 27.8% in 2009 from 28.9% in 2008, due to decreases as a percentage of sales in the Borders Superstores segment and the Waldenbooks Specialty Retail segment. The improvement in the Borders Superstores segment as a percentage of sales was due to our expense reduction initiatives.  The improvement in the Waldenbooks Specialty Retail segment was a result of expense reduction initiatives, partially offset by the recording of a reserve during the third quarter 2009 for severance related to the announced January 2010 closing of approximately 200 Waldenbooks Specialty Retail stores.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Asset Impairments and Other Writedowns

We incurred $1.0 million of asset impairments and other writedowns during 2009.

During the third quarter of 2008, based on a combination of factors, including the then-current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $48.4 million, comprised of the following: $45.0 million related to domestic Borders Superstores, $3.3 million related to Waldenbooks Specialty Retail stores and $0.1 million related to one Borders store in Puerto Rico. We also had asset disposals of $1.6 million related to domestic Borders Superstores and $0.1 million related to Waldenbooks Specialty Retail stores.

Interest expense

Consolidated interest expense decreased $16.4 million, or 47.7%, to $18.0 million in 2009 from $34.4 million in 2008. This was primarily a result of lower debt levels and lower interest rates in 2009 as compared to 2008.  We paid $12.4 million and $24.1 million in cash interest during the 39 weeks ended October 31, 2009 and November 1, 2008, respectively.

Warrant/put expense

Consolidated warrant/put expense increased $62.3 million, to expense of $35.1 million in 2009 from income of $27.2 million in 2008. This was primarily a result of expense recognized on the fair value adjustment of the warrant liability of $18.9 million in 2009 compared to income of $27.2 million recognized in 2008. The expense recognized in 2009 resulted primarily from the increase in our share price during the first three quarters of 2009, and the income recognized in 2008 resulted primarily from the decrease in our share price during the first three quarters of 2008.

Also impacting 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts receivable and other current assets” on our consolidated balance sheets.

Taxes

The effective tax rate for the 39 weeks ended October 31, 2009 was an expense of 0.4% compared to an expense of 16.5% for the 39 weeks ended November 1, 2008.  For the current year, we have not recognized a tax benefit for our domestic book loss, as it is more likely than not that a future benefit from this loss will not be realized.  In the same period of the prior year, we established a valuation allowance against our domestic net deferred tax assets, including deferred tax assets generated in earlier years.  For this reason, our prior year tax expense exceeds our current year expense.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law.  The act provides a tax benefit through increasing the allowable net operating loss carryback period from two to five years for corporate net operating losses incurred in taxable years beginning in or ending in 2008 or 2009, allowing us to recover taxes paid in earlier years.  The extended carryback election can be made only with respect to one taxable year.  The anticipated refund associated with this extended loss carry back period is between $30.0 and $33.0. We expect to receive the related refund within 45 days of the filing date. We filed the refund claim with the Internal Revenue Service on November 23, 2009.  In the fourth quarter of the current year, we intend to reverse the valuation allowance that was previously recorded against the deferred benefit of this loss and recognize this reversal as income in our consolidated statements of operations.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales improved to 9.2% in 2009 from 9.9% in 2008, and loss from continuing operations dollars improved to $170.1 million in 2009 from $213.6 million in 2008.

Segment Results

We are organized based upon the following operating segments: Borders Superstores, Waldenbooks Specialty Retail stores, International stores (including Borders superstores in Puerto Rico, Paperchase stores and our franchise business), and Corporate (consisting of certain corporate governance and incentive costs).

Borders Superstores
	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	$492.4	$560.3	$1,542.7	$1,782.9
Other revenue	$5.8	$9.3	$19.5	$22.0
Operating loss	$(46.2)	$(80.3)	$(80.1)	$(118.0)
Operating loss as % of sales	(9.4)%	(14.3)%	(5.2)%	(6.6)%
Store openings	-	2	-	11
Store closings	-	1	2	1
Store count	513	519	513	519

Borders Superstores - Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Sales

Borders superstore sales decreased $67.9 million, or 12.1%, to $492.4 million in 2009 from $560.3 million in 2008. This decrease was driven by decreased comparable store sales of $63.8 million and non-comparable store sales of $4.1 million associated with 2008 store closings.

Other revenue

Other revenue decreased $3.5 million, or 37.6%, to $5.8 million in 2009 from $9.3 million in 2008. This was primarily due to decreased income recognized from unredeemed gift cards and decreased wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Gross margin

Gross margin as a percentage of sales decreased 3.4%, to 18.3% in 2009 from 21.7% in 2008. This was primarily due to increased discounts of 4.7% as a percentage of sales, due to increased promotional activity during 2009. Also contributing to the decline in the gross margin rate were increased occupancy costs of 2.7% as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales, as well as decreased other revenue of 0.5% as a percentage of sales. These items were partially offset by decreased product and other costs of 2.8% as a percentage of sales, due to an increase in higher margin products, including bargain, gifts & stationery and café, as well as decreased product distribution and freight costs of 0.7% as a percentage of sales.

Gross margin dollars decreased $31.5 million, or 25.9%, to $90.2 million in 2009 from $121.7 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.1%, to 27.6% in 2009 from 27.7% in 2008. This was primarily due to decreases as a percentage of sales in store payroll and operating expenses of 0.6%, primarily due the prudent management of variable store labor.  This was partially offset by an increase in corporate payroll and operating expenses of 0.5% as a percentage of sales, resulting from the de-leveraging of expense caused by the decline in comparable store sales.

SG&A dollars decreased $19.3 million, or 12.4%, to $136.1 million in 2009 from $155.4 million in 2008, primarily due to our expense reduction initiatives.

Asset Impairments and Other Writedowns

The Borders Superstores segment incurred $0.2 million of asset impairments and other writedowns during the third quarter of 2009.

During the third quarter of 2008, based on a combination of factors, including the then-current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $45.0 million related to the Borders Superstores segment. We also had asset disposals of $1.6 million related to domestic Borders Superstores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 9.4% in 2009 compared to 14.3 % in 2008, and operating loss dollars improved to $46.2 million in 2009 compared to $80.3 million in 2008.

Borders Superstores - Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008

Sales

Borders superstore sales decreased $240.2 million, or 13.5%, to $1,542.7 million in 2009 from $1,782.9 million in 2008. This decrease was driven by decreased comparable store sales of $252.7 million and non-comparable sales of $1.0 million associated with 2008 store closings, partially offset by non-comparable Borders.com sales of $13.5 million in 2009.

Other revenue

Other revenue decreased $2.5 million, or 11.4%, to $19.5 million in 2009 from $22.0 million in 2008. This was primarily due to decreased income recognized from unredeemed gift cards and decreased referral fees received from Amazon as part of the Web Site agreement in 2008, partially offset by increased marketing revenue earned.

Gross margin

Gross margin as a percentage of sales decreased 2.0%, to 21.1% in 2009 from 23.1% in 2008. This was primarily due to increased occupancy costs of 1.8% as a percentage of sales, resulting from the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 of 0.6% as a percentage of sales. These items were partially offset by decreased product distribution, freight, and other costs of 0.5% as a percentage of sales, as well as increased other revenue of 0.1% as a percentage of sales.

Gross margin dollars decreased $86.9 million, or 21.1%, to $325.5 million in 2009 from $412.4 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.8%, to 26.3% in 2009 from 27.1% in 2008. The decrease was primarily due to decreases as a percentage of sales in store payroll and operating expenses of 0.7% and advertising costs of 0.1%, all a result of our expense reduction initiatives.

SG&A dollars decreased $78.5 million, or 16.2%, to $405.3 million in 2009 from $483.8 million in 2008, primarily due to our expense reduction initiatives.

Asset Impairments and Other Writedowns

The Borders Superstores segment incurred $0.3 million of asset impairments and other writedowns during 2009.

During the third quarter of 2008, based on a combination of factors, including the then-current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $45.0 million related to the Borders Superstores segment. We also had asset disposals of $1.6 million related to domestic Borders Superstores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 5.2% in 2009 compared to 6.6% in 2008, and operating loss dollars improved to $80.1 million in 2009 compared to $118.0 million in 2008.

Waldenbooks Specialty Retail

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	$72.9	$91.5	$224.3	$284.4
Other revenue	$0.3	$0.4	$1.2	$1.4
Operating loss	$(10.0)	$(17.7)	$(19.9)	$(39.0)
Operating loss as % of sales	(13.7)%	(19.3)%	(8.9)%	(13.7)%
Store openings	-	5	1	5
Store closings	9	6	26	28
Store count	361	467	361	467

Waldenbooks Specialty Retail - Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Sales

Waldenbooks Specialty Retail sales decreased $18.6 million, or 20.3%, to $72.9 million in 2009 from $91.5 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $13.0 million and decreased comparable store sales of $5.6 million.

Other revenue

Other revenue was essentially flat in 2009 compared to 2008, decreasing $0.1 million, or 25.0%, to $0.3 million in 2009 from $0.4 million in 2008.

Gross margin

Gross margin as a percentage of sales increased 2.2%, to 19.2% in 2009 from 17.0% in 2008. This improvement in the gross margin rate was primarily due to decreased occupancy costs of 3.1% as a percentage of sales, due to rent reductions and the closure of under-performing stores. Also contributing were decreased product costs of 0.8% as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery, and decreased freight costs of 0.2% as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008.  Partially offsetting these items were increased markdowns and other costs of 1.9% as a percentage of sales.

Gross margin dollars decreased $1.5 million, or 9.7%, to $14.0 million in 2009 from $15.5 million in 2008, primarily due to store closings and the decline in comparable store sales, partially offset by the improvement in the gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.4%, to 32.9% in 2009 from 32.5% in 2008. This was primarily due to an increase in store payroll and expenses of 1.4% as a percentage of sales, due to the recording of a reserve during the third quarter of 2009 for severance related to the announced January 2010 closing of approximately 200 Waldenbooks Specialty Retail stores.  This was partially offset by a 1.0% decrease in corporate payroll and operating expenses as a percentage of sales, due to our expense reduction initiatives.

SG&A dollars decreased $5.8 million, or 19.5%, to $23.9 million in 2009 from $29.7 million in 2008, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $3.3 million related to Waldenbooks Specialty Retail stores. We also had asset disposals of $0.1 million related to Waldenbooks Specialty Retail stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 13.7% in 2009 from 19.3% in 2008, while operating loss dollars improved to $10.0 million in 2009 from $17.7 million in 2008.

Waldenbooks Specialty Retail - Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended August 1, 2008

Sales

Waldenbooks Specialty Retail sales decreased $60.1 million, or 21.1%, to $224.3 million in 2009 from $284.4 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $43.2 million and decreased comparable store sales of $16.9 million.

Other revenue

Other revenue remained essentially flat in 2009 compared to 2008, decreasing $0.2 million to $1.2 million in 2009 from $1.4 million in 2008.

Gross margin

Gross margin as a percentage of sales increased 2.3%, to 20.9% in 2009 from 18.6% in 2008. This improvement in the gross margin rate was primarily due to decreased occupancy costs of 2.4% as a percentage of sales, due to rent reductions and the closure of under-performing stores, and decreased freight costs of 0.5% as a percentage of sales, due to lower inventory return volume in 2009 as compared to 2008. Also contributing was decreased product costs of 0.7% as a percentage of sales, due to an increase in higher margin products, including bargain and gifts & stationery.  Partially offsetting these items were decreased vendor incentives, purchase discounts and other costs of 1.3% as a percentage of sales in 2009, due to lower sales levels achieved in 2009.

Gross margin dollars decreased $6.1 million, or 11.5%, to $46.9 million in 2009 from $53.0 million in 2008, primarily due to store closings and the decline in comparable store sales, partially offset by the improvement in the gross margin rate noted above.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 1.3%, to 29.8% in 2009 from 31.1% in 2008. This was primarily due to a 1.8% decrease in corporate payroll and operating expenses as a percentage of sales, primarily a result of our expense reduction initiatives.  This was partially offset by a 0.5% increase as a percentage of sales in store payroll and operating expenses, due to the recording of a reserve during the third quarter of 2009 for severance related to the announced January 2010 closing of approximately 200 Waldenbooks Specialty Retail stores.

SG&A dollars decreased $21.8 million, or 24.6%, to $66.7 million in 2009 from $88.5 million in 2008, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During the third quarter of 2008, based on a combination of factors, including the current economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests as of the end of the quarter. As a result of these third quarter tests, we recorded a pre-tax charge of $3.3 million related to Waldenbooks Specialty Retail stores. We also had asset disposals of $0.1 million related to Waldenbooks Specialty Retail stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales improved to 8.9% in 2009 from 13.7% in 2008, while operating loss dollars improved to $19.9 million in 2009 from $39.0 million in 2008.

International

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operating loss	$(1.4)	$(1.8)	$(3.0)	$(1.8)

International - Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Operating loss dollars improved  $0.4 million, or 22.2%, to $1.4 million in 2009 from $1.8 million in 2008. This was primarily due to favorable translation of foreign currency to U.S. dollars.

International - Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008

Operating loss dollars increased $1.2 million, or 66.7%, to $3.0 million in 2009 from $1.8 million in 2008. This was primarily due to the impairment of the fixed assets of three stores during the second quarter of 2009, as well as increased occupancy costs related to new store openings.

Corporate

	13 Weeks Ended		39 Weeks Ended
(dollar amounts in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operating loss	$(2.9)	$(8.4)	$(13.4)	$(17.4)

The Corporate segment includes various corporate governance and incentive costs.

Corporate - Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Operating loss dollars decreased $5.5 million, or 65.5%, to $2.9 million in 2009 from $8.4 million in 2008. This was primarily due to costs associated with our turnaround effort in 2009 of $0.2 million, consisting principally of consulting and advisory fees, as compared to costs incurred in 2008 to explore strategic alternatives of $2.4 million, also consisting principally of consulting and advisory fees.  This was partially offset by unfavorable currency fluctuations affecting the lease guarantee liabilities related to our disposed businesses.

Corporate - Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008

Operating loss dollars decreased $4.0 million, or 23.0%, to $13.4 million in 2009 from $17.4 million in 2008. This was primarily due to unfavorable currency fluctuations affecting the lease guarantee liabilities related to our disposed businesses.

Liquidity and Capital Resources

Operating Activities

Cash flow from operating activities of continuing operations decreased $96.7 million, to cash used of $82.3 million compared to cash generated of $14.4 million for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. This was primarily due to cash used in 2009 to build inventories, primarily within our core book categories in order to improve our in-stock levels for the upcoming holiday selling season.  We did not similarly build inventory during 2008, as we were actively reducing inventory as part of our inventory reduction initiative, which began during the second quarter of 2008.  Also contributing was a non-cash decrease in deferred income taxes in 2008, when we recorded a valuation allowance against our domestic deferred income tax assets, and a larger decrease in other long-term liabilities in 2008 and non-cash asset impairment charges recorded in 2008. Partially offsetting these items was a larger increase in trade accounts payable in 2009, due to improved vendor terms as our accounts payable ratio improved to 52.3% in 2009 from 48.8% in 2008, a larger non-cash adjustment in 2009 to decrease the fair value of the warrant liability and a smaller net loss in 2009 as compared to 2008.

As mentioned above, during fiscal 2008 we implemented an initiative to actively reduce inventory in our stores. This continued during the first three quarters of 2009, and contributed to the $99.1 million reduction in overall inventories at the end of the third quarter of 2009 as compared to the prior year. We reduced inventories in the music and movie categories by $70.4 million at the end of the third quarter of 2009 as compared to 2008, and reduced inventories in the Waldenbooks Specialty Retail segment by $45.5 million as a result of store closures.  During the third quarter of 2009, we invested $16.8 million in inventory in our core book categories, in order to improve our in-stock levels above the levels in the prior year.  These inventory management initiatives are intended to make our inventories more productive. We will continue to actively manage inventory levels throughout 2009 to drive inventory productivity and to maximize cash flows. A key component of this strategy is our ability to maintain current payment terms and credit limits with our vendors. We are involved in ongoing discussions with vendors on appropriate inventory levels, credit limits and other measures.

Investing Activities

Net cash used for investing activities of continuing operations was $11.2 million for the 39 weeks ended October 31, 2009.  This was the result of capital expenditures for one new airport store and the maintenance of existing stores, distribution centers and management information systems.  This compares to cash provided by investing activities of continuing operations of $22.5 million for the 39 weeks ended November 1, 2008, which consisted of the proceeds from the sale of our Australia, New Zealand and Singapore superstores of $94.5 million, partially offset by capital expenditures of $72.0 million for new stores, new corporate information technology systems including spending on Borders.com, and maintenance of existing stores, distribution centers and management information systems.

Financing Activities

Cash flow from financing activities of continuing operations was cash generated of $71.4 million for the 39 weeks ended October 31, 2009, resulting primarily from borrowings under the Credit Agreement of $73.3 million. Net cash used for financing activities of continuing operations was $34.0 million for the 39 weeks ended November 1, 2008, resulting primarily from the repayment of borrowings under the Credit Agreement of $71.1 million and the payment of cash dividends of $6.5 million. Partially offsetting these items was funding generated by the short-term note financing from Pershing Square of $42.5 million.

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

Dividends

The Board of Directors has suspended our quarterly dividend program in order to preserve capital for operations and strategic initiatives.

Sources of Liquidity

Our most significant sources of liquidity are funds generated by operating activities and borrowings under the Credit Agreement. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December.

The Credit Agreement expires in July 2011. The Credit Agreement provides for borrowings of up to $1,125.0 million limited to and secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and bear interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory is based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) includes a fixed charge coverage ratio requirement of 1.1 to 1 that is applicable only if outstanding borrowings under the facility exceed 90% of maximum permitted borrowings thereunder, (ii) contains covenants that limit, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibits dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contains default provisions that are typical for this type of financing, including a cross default provision relating to other indebtedness of more than $25.0 million and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm. We had borrowings outstanding under the Credit Agreement of $360.0 million, $477.3 million and $286.7 million at October 31, 2009, November 1, 2008 and January 31, 2009, respectively.

At October 31, 2009, the additional funding available under the Credit Agreement was $215.0 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

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

As of October 31, 2009, we were in compliance with our financial and other covenants under the Credit Agreement. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This covenant is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded 90% of the maximum permitted borrowings.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. In addition, we anticipate receiving cash proceeds ranging from $30.0 million to $33.0 million in the fourth quarter of 2009 relating to the tax operating loss carryback provisions in the Worker, Homeownership, and Business Assistance Act of 2009, as discussed previously.  Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 46% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement.

The global economic downturn has adversely affected our sales over the past year, and has introduced added uncertainty into our projections of liquidity.  However, based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during the remainder of fiscal 2009. Going forward, we will continue to focus on improving sales, strengthening the balance sheet, reducing occupancy and other costs, and, if available, pursuing additional financing.

There can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in our having insufficient funds for our operations. In the event that our internal sales projections or other assumptions affecting liquidity are not achieved, we intend to take steps to mitigate such shortfalls. These steps include, but are not limited to, payroll and inventory reductions.

Warrants

Our financing agreement with Pershing Square includes 14.7 million warrants to purchase our common stock at $0.65 per share as amended, all of which are outstanding as of October 31, 2009. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $24.0 million and $13.6 million as of October 31, 2009 and November 1, 2008, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. We recognized non-cash income of $28.7 million and $12.7 million for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and non-cash expense of $18.9 million and non-cash income of $27.2 million during the 39 weeks ended October 31, 2009 and November 1, 2008, respectively, related to the remeasurement of this liability.  These adjustments, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

Off-Balance Sheet Arrangements

At October 31, 2009, we were the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.6 million and long-term debt (including current portion) of $4.9 million at October 31, 2009. The existence of these VIEs does not significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us.

As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $13.9 million. We have recorded a contingent liability of approximately $0.9 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.9 million.  We have recorded a tax liability of $2.0 million for this contingency.

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland. The maximum potential liability under these lease guarantees is approximately $146.6 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At October 31, 2009, we have reserved $10.3 million based upon the likelihood that we will be required to perform under these guarantees.

On November 26, 2009 Borders (UK) Limited filed for administration, a form of insolvency proceeding in the United Kingdom that is similar in some respects to a Chapter 11 Bankruptcy proceeding in the United States. Previously, Borders (UK) announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.9 million, and we have recorded a liability of approximately $3.6 million based upon the likelihood that we will be required to perform under the indemnification.

The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

New Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance on business combinations. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs.  This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB amended its guidance on the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests have become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to our business and to noncontrolling interests separately. The accounting guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting and disclosure guidance for disclosures about derivative instruments and hedging activities.  This guidance requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, the guidance requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. This guidance is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. This guidance requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date this guidance is effective for interim or annual periods ending after June 15, 2009. We implemented this guidance during the quarter ended October 31, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” This guidance establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this statement are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on our consolidated financial statements

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Related Party Transactions

We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as "expect," "planning," "possibility," "opportunity," "goal," "will," "may," "intend," "anticipates" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the our future financial condition and performance (including earnings per share, the profitability of Waldenbooks, liquidity, sales, inventory levels and capital expenditures), its cost reduction initiatives and plans for store closings and the expansion of product categories. These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in the company's forward-looking statements.

These risks and uncertainties include, but are not limited to, consumer demand for our products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital--including vendor credit--to fund the company's operations and to carry out its strategic plans; adverse litigation results or other claims and the performance of the company's information technology systems.

The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission (as updated herein) contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The company does not undertake any obligation to update forward-looking statements.

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

Item 4.  Controls and Procedures

Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2009 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that our controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

For a description of certain legal proceedings affecting our, please review “Note 2 – Contingencies”, on page 6 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to numerous risks and uncertainties, which could adversely affect our business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  There have been no material changes in these risks and uncertainties since our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009, other than discussed below.

Guarantees of Disposed Foreign Businesses

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $146.6 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases and the landlord does not require us to take a new (replacement) lease, the landlord would have an obligation to attempt to re-lease the premises, which could further reduce our potential liability. At October 31, 2009, we have reserved $10.3 million based upon the likelihood that we will be required to perform under these guarantees.

On November 26, 2009 Borders (UK) Limited filed for administration, a form of insolvency proceeding in the United Kingdom that is similar in some respects to a Chapter 11 Bankruptcy proceeding in the United States. Previously, Borders (UK) announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from the Company. The maximum potential liability is approximately $8.9 million, and we have recorded a tax liability of approximately $3.6 million based upon the likelihood that we will be required to perform under the indemnification.

We also guarantee four store leases relating to our former subsidiaries in Australia and New Zealand. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $13.9 million. We have recorded a contingent liability of approximately $0.9 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.9 million. We have recorded a tax liability of $2.0 million for this contingency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 4. Submission of Matters to a Vote of Security Holders
None

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

BORDERS GROUP, INC.
 (REGISTRANT)

Date: December 4, 2009	By:/s/ Mark R. Bierley
                Mark R. Bierley
                Executive Vice President and
                Chief Financial Officer
               (Principal Financial and Accounting Officer)