Form 10-K
period 2010-01-30
BORDERS GROUP INC
filed 2010-04-01
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $239,067,155 based upon the closing market price of $3.97 per share of Common Stock on the New York Stock Exchange as of August 1, 2009.

Number of shares of Common Stock outstanding as of March 23, 2010: 59,812,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

BORDERS GROUP, INC. INDEX

PART I

Item 1.	Business

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “projects,” “expect,” “estimated,” “working toward,” “going forward,” “continuing,” “planning,” “returning,” “possibility,” “opportunity,” “guidance,” “goal,” “will,” “may,” “intend,” “anticipates,” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as our future financial condition and performance (including earnings per share, the profitability of Waldenbooks, liquidity, cash flows, debt levels, market share growth and other sales information, inventory levels and capital expenditures), our cost reduction initiatives and plans for store closings and the expansion of product categories, including eBook content.

These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in our forward-looking statements. These risks and uncertainties include, but are not limited to, consumer demand for our products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital, including vendor credit, to fund our operations and to carry out our strategic plans; adverse litigation results or other claims, and the performance of our information technology systems.

Although it is not possible to predict or identify all such factors, they may include the risks discussed in “Item 1A. — Risk Factors.” We do not undertake any obligation to update forward-looking statements.

General

Borders Group, Inc., through our subsidiaries including Borders, Inc. (“Borders”) (individually and collectively, “we,” “our” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 30, 2010, we operated 511 superstores under the Borders name, including 508 in the United States and three in Puerto Rico. We also operated 175 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as 29 Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 30, 2010, Paperchase operated 85 stores, primarily in the United Kingdom, and 333 Paperchase shops are in Borders superstores.

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

Business Strategy

Our business strategy is designed to address the most significant opportunities and challenges facing our Company. In particular, our challenges include commoditization in our primary product categories and an extremely competitive marketplace (including both store-based and online competitors), product formats that are evolving from physical formats to digital formats, and our own loss of market share. These factors, among others, have contributed to declines in our comparable store sales measures and in our sales per square foot measures over the last several years. These declines have, in turn, negatively impacted profitability.

The U.S. book retailing industry is a mature industry, and has experienced little or no growth in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores and in enhancing Internet-based sales channels. In particular, we see potential in combining the greater selection offered by Internet retailing with the inviting atmosphere of a physical store.

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc and movies in the DVD format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music and movies. This trend, which we expect to continue, is also beginning to manifest itself in the book category with the increasing popularity of electronic book readers (“eReaders”). Although sales of electronic books (“eBooks”) currently represent a small percentage of total book sales, they are expected to increase significantly over the next several years. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities, both through Borders.com and through strategic partnerships.

Our physical stores, however, remain integral to our future success. The environment in which our stores operate is intensely competitive and includes not only Internet-based retailers and book superstore operators, but also mass merchants and other non-bookseller retailers. Because of this, the industry has experienced significant price competition over the last several years, which has decreased our gross margin percentages. We anticipate that these trends will continue, rewarding those who can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rich shopping experience in a relaxing, enjoyable atmosphere.

In order to focus on our existing superstores business, we have effectively curtailed our new store program. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. During 2009 we closed 212 Waldenbooks Specialty Retail stores and ended the year with 175 small format stores. We believe that the Company has the potential to operate mall-based stores profitably, and to that end have signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs.

The principal components of our strategic plan are as follows:

Restore the financial health and profitability of the Company. We believe that fiscal 2010 will continue to be challenging for retailers due to continued uncertainty in the economic environment, and as a consequence we will maintain our focus on maximizing cash flow, reducing debt, conserving capital, tightly managing expenses and improving profitability. In addition, we will continue to reduce working capital needs by further driving inventory productivity, thus improving cash flow and lowering supply chain costs.

Acquire, engage and retain customers. We are focused on the following key objectives:

Improve the in-store experience. During the fourth quarter of 2009, we invested in inventory within our key book categories and plan to continue to maintain these new in-stock percentages. Our goal is to have the right titles in the right stores at the right time to meet our customers’ needs. We are also reallocating our payroll dollars from back office tasks to the sales floor in order to improve the shopping experience for our customers. We expect to continue to enhance our in-store boutique shops, including our shops for kids, teens and teachers. These shops have a distinct look and feel, including unique signage, fixtures and other elements which we expect to increase sales growth and profitability. In addition, we will continue with our in-stock guarantee, which was launched in the fourth quarter of 2009 and which is helping to retain sales that would have been lost to competitors. This program allows any customer who cannot find a title that is available at Borders.com in their local store to have it shipped to their home with no shipping charges.

Leverage Borders Rewards. We continue to develop our loyalty program, Borders Rewards. To date, a total of approximately 37 million members have signed up for the program. We will continue to focus on growing membership and increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we are redesigning the Borders Rewards program to facilitate a higher level of participation and value for our customers. Although we will continue to use Borders Rewards to drive traffic into our stores, we will also invest in additional marketing programs to acquire new customers.

Become a community gathering place. The commoditization of our primary product categories will continue, and as a result we must be more than a bookstore. We plan to strengthen our position as a community gathering place, hosting customer events including author and celebrity signings, local events, educator appreciation weekends, and other community driven events that are of interest to our customers and which are expected to drive sales.

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. For instance, we are working to strengthen Borders.com as a way to engage customers who share our passion for our products. In addition, we will become a device-neutral, content-focused digital book provider, as we believe there is opportunity to occupy the niche of “neutral expert” for our customers, and we plan to offer a wide variety of eReaders for sale in our stores. This will be done through the introduction of a new shop in our stores called “Area-e”, where multiple eReaders will be available for sale. We will enhance the Area-e experience through our partnership with Kobo, through which we plan to launch our digital bookstore on Borders.com during the second quarter of 2010. Kobo, Inc. is a global eReading service that is the newly named spin-off of Toronto-based Indigo Books & Music Inc.’s Shortcovers.

Create a winning, high-performance company culture. We are focused on customer satisfaction and we will leverage our knowledgeable associates in order to drive improved sales, profitability and shareholder value.

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

Borders Superstores

Borders is a premier operator of book, music and movie superstores in the United States. In 2009, we achieved average sales per superstore of $4.3 million and sales per square foot of $173 across the chain. Borders superstores offer customers a vast assortment of books, music and movies, gifts and stationery, superior customer service and an inviting and comfortable environment designed to encourage browsing. Borders superstores average 24,800 square feet in size and on average, carry 82,000 book titles, with individual store selections ranging from 53,000 titles to 141,000 titles, across numerous categories, including many hard-to-find titles. In 2009, we did not open any new Borders superstores.

As of January 30, 2010, the majority of Borders superstores were in a book, music and movie format. During 2008, we reallocated floor space in our stores in order to reduce the floor space allocated to the music category. This primarily resulted in additional square footage devoted to gifts and stationery and books. We continued to reduce the space allocated to music during 2009, as well as movies, and increased the space devoted to an expanded assortment of children’s books and other growth categories within books, gifts and stationery and non-book products such as teaching materials and educational toys and games. We have placed stores into four tiers, with stores in the highest-performing tier maintaining their current music and movie title count (up to 18,300 titles of music and up to 10,400 titles of movies), and stores in the lowest-performing tier reducing their title count to the top 500 titles in each category.

In 2005, we began to install Paperchase shops in all new and most remodeled superstores as part of a long-term plan to enhance the variety and distinctiveness of our gifts and stationery offering. In addition, we devote approximately 1,800 square feet to a cafe within virtually all Borders superstores. We have a licensing agreement with Seattle’s Best Coffee, a wholly-owned subsidiary of Starbucks Corporation, through which we operate Seattle’s Best Coffee-branded cafes within all of our existing Borders superstores in the U.S. and new stores as they are opened.

We are focused on improving key retailing practices at our superstores. This includes increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. Additionally, we have made significant reductions in corporate and other selling, general and administrative costs over the last twelve months. A key element of this strategy is the enhancement of certain key categories, which we believe will help to distinguish our domestic superstores from competitors. These categories include children’s, wellness, cooking, educational materials, Seattle’s Best Coffee cafes and Paperchase gifts & stationery shops, which continue to be drivers of both sales and increased profitability for their categories.

The number of Borders superstores located in each state and the District of Columbia as of January 30, 2010 is listed below:

Number of
State	Stores

Alaska	1
Arizona	11
Arkansas	1
California	80
Colorado	13
Connecticut	11
Delaware	2
District of Columbia	3
Florida	25
Georgia	15
Hawaii	8
Idaho	2
Illinois	36
Indiana	13
Iowa	4
Kansas	6
Kentucky	5
Louisiana	3
Maine	3
Maryland	11
Massachusetts	16
Michigan	18
Minnesota	7
Mississippi	1
Missouri	11
Montana	3
Nebraska	3
Nevada	7
New Hampshire	4
New Jersey	15
New Mexico	5
New York	28
North Carolina	10
Ohio	19
Oklahoma	4
Oregon	7
Pennsylvania	24
Rhode Island	2
South Dakota	1
Tennessee	7
Texas	23
Utah	3
Vermont	1
Virginia	15
Washington	13
West Virginia	2
Wisconsin	6

Total	508

Waldenbooks Specialty Retail Stores

Waldenbooks Specialty Retail operates small format stores in malls, airports and outlet malls, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. Waldenbooks Specialty Retail operates stores under the Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores and our mall-based seasonal businesses. Average sales per store were $1.0 million and average sales per square foot were $282 for 2009. Waldenbooks Specialty Retail stores average approximately 1,300 square feet in size, and carry an average of 13,500 titles, ranging from 5,500 in airport stores to 19,000 in large format stores.

The number of Waldenbooks Specialty Retail stores located in each state and the District of Columbia as of January 30, 2010 is listed below:

Number of
State	Stores

Alaska	1
Arizona	2
California	7
Colorado	2
Connecticut	4
Delaware	1
District of Columbia	1
Florida	8
Georgia	2
Hawaii	4
Idaho	1
Illinois	7
Indiana	5
Kansas	3
Kentucky	5
Maine	1
Maryland	7
Massachusetts	6
Michigan	14
Montana	1
Nevada	3
New Hampshire	2
New Jersey	4
New Mexico	1
New York	8
North Carolina	6
Ohio	10
Oklahoma	4
Oregon	4
Pennsylvania	19
Rhode Island	2
South Carolina	2
South Dakota	1
Tennessee	1
Texas	8
Vermont	1
Virginia	5
Washington	3
West Virginia	4
Wisconsin	4
Wyoming	1

Total	175

International Stores

Our International stores include three Borders superstores in Puerto Rico and our Paperchase U.K. business. Paperchase is a brand leader in design-led and innovative stationery retailing in the United Kingdom. As of January 30, 2010, we operated 85 Paperchase locations, including 51 stand-alone stores, 27 concessions in the stores of other retailers, and seven stores located in railway stations. The vast majority of Paperchase’s merchandise is developed specifically by and for Paperchase and, as such, can only be found in Paperchase stores.

We sold all of our bookstores in Australia, New Zealand, and Singapore on June 10, 2008. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. See “Note 15 — Discontinued Operations” in the notes to consolidated financial statements for further information relating to the sale of these bookstores.

Internet

Our business strategy includes the operation of a proprietary e-commerce platform, launched in May 2008, which includes both in-store and online e-commerce components.

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

As of January 30, 2010, our active distribution centers and returns processing centers were located in the following localities:

		Approx Square
Locality, Country	Number	Footage

Northamptonshire, United Kingdom (services Paperchase)	1	150,000
California, United States	1	414,000
Pennsylvania, United States	1	600,000
Puerto Rico	1	10,500
Tennessee, United States	3	926,000

Total	7	2,100,500

During the fourth quarter of 2009, we began processing returns through our Pennsylvania distribution center. As a result, we will be closing our Tennessee returns center during the first half of 2010.

Employees

As of January 30, 2010, we had a total of approximately 8,500 full-time employees and approximately 12,100 part-time employees worldwide. When hiring new employees, we consider a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point-of-sale terminals and store policies and procedures. We believe that our relations with employees are generally excellent. Our employees are not represented by unions.

Trademarks

Borders®, Borders Book Shop®, Borders Books & Music®, Borders Books Music Cafe®, Borders Books Music Movies Cafe®, Borders Express®, Borders Outlet®, Borders Rewards®, Day By Day Calendar Co.® and Waldenbooks®, among other marks, are all registered trademarks used by Borders. Paperchase® is a registered trademark used by Paperchase Products Limited and Borders. Borders.com® is a registered trademark used by Borders Direct, LLC.

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position

Michael J. Edwards	49	Interim President and Chief Executive Officer
Mark R. Bierley	43	Executive Vice President, Chief Financial Officer
Thomas D. Carney	63	Executive Vice President, General Counsel and Secretary
David Scott Laverty	50	Senior Vice President, Chief Information Officer
James M. Frering	48	Senior Vice President, Store Operations
Shereen Solaiman	37	Senior Vice President, Human Resources

On January 25, 2010, Michael J. Edwards was appointed Interim President and Chief Executive Officer of the Company. Mr. Edwards joined the Company in September 2009 as Executive Vice President and Chief Merchandising Officer. Prior to joining the Company, Mr. Edwards served as President and Chief Executive Officer of Ellington Leather, a leather handbags and accessories wholesaler. From 2004 through 2007, he was President and Chief Executive Officer of lucy activewear, inc., an apparel retailer. Prior to lucy, Mr. Edwards was Executive Vice President, Operations for fabric and specialty craft retailer Jo-Ann Stores. He is a 1983 graduate of Philadelphia’s Drexel University and currently serves as a trustee of the International Council of Shopping Centers.

Mark R. Bierley was appointed Executive Vice President, Chief Financial Officer, effective January 5, 2009. Mr. Bierley has more than 20 years of financial and accounting experience and has been with Borders Group since 1996. He has progressed through a variety of management positions within the Company, including inventory and financial posts, and most recently served as Senior Vice President, Finance. Mr. Bierley holds a bachelors degree in business/accounting from Michigan State University and earned a masters in business administration from the University of Michigan’s Ross School of Business. He is a certified public accountant.

Thomas D. Carney has served as Executive Vice President, General Counsel and Secretary for the Company since April 2008. From April 2004 through April 2008, Mr. Carney served as Senior Vice President, General Counsel and Secretary for the Company. From December 1994 through April 2004, Mr. Carney served as Vice President, General Counsel and Secretary for the Company. For more than five years prior to joining the Company, Mr. Carney was a Partner at the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman in Detroit. Mr. Carney holds a bachelors degree from the University of Michigan and a juris doctor degree from The University of Michigan School of Law.

David Scott Laverty was appointed Senior Vice President, Chief Information Officer in May 2009. Prior to joining Borders Group, Mr. Laverty was a partner with IBM for two years. From 2001 through 2006, he was a senior manager with Deloitte Consulting, where he was the North American Oracle Retail practice leader. Mr. Laverty served as a principal consultant from 1997 through 2001 at PricewaterhouseCoopers. Earlier in his career, Mr. Laverty worked in the retail industry, including positions with Payless Shoesource and Michaels Arts and Crafts. Mr. Laverty holds a bachelors degree in business from the Louisiana State University and a masters degree in finance, also from Louisiana State.

James M. Frering was appointed Senior Vice President, Store Operations effective February 15, 2010. Mr. Frering joined the Company in August 2009 as Vice President, Paperchase U.S. Operations. Prior to joining Borders Group, Mr. Frering was with Linens ’N Things for 13 years, where he progressed through a series of leadership positions, most recently serving as Corporate Vice President, Financial and

Merchandise Planning and Control. Prior to Linens ’N Things, Mr. Frering worked for East Coast electronics retailer Lechmere, Inc. He holds a bachelors degree from the State University of New York at Albany.

Shereen Solaiman has served as Senior Vice President, Human Resources for the Company since August 2009. Ms. Solaiman served as Vice President, Human Resources from February 2009 until August 2009 and Vice President, Corporate, D.C. and Field Human Resources from August 2007 until February 2009. Prior to that Ms. Solaiman served as Director, Corporate Human Resources from December 2003 until August 2007. Ms. Solaiman has a bachelor of science in journalism with a major in public relations from Ohio University and a masters in public administration with a specialization in management from New York University.

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

Printed copies of any of the documents available on our Web site will be provided to any shareholder without charge upon written request to Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

We have filed with the Securities and Exchange Commission, as an exhibit to our Form 10-K annual report for fiscal 2009, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosure. During calendar year 2009 Ron Marshall, in the capacity as Chief Executive Officer of the Company, certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

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

Consumer Spending Patterns

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. We believe that 2010 will be a challenging year due to continued uncertainty in the economic environment. We also believe that the increase in consumer spending via Internet retailers and on eBooks may significantly affect our ability to generate sales in our stores. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or a significant shift to the purchase of eBooks from physical books, could have a material adverse effect on our financial condition and results of operations and our ability to fund our business strategy.

Economic Conditions

Our financial condition and results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions. Worldwide economic conditions and consumer spending have deteriorated significantly and may remain depressed for some time. Some of the factors that are having an impact on discretionary consumer spending include increased unemployment, reductions in disposable income as a result of financial market declines and declines in residential real estate values, credit availability and consumer confidence.

Competitive Environment

We have experienced operating losses over the last two years and such losses may continue. We believe that the losses are attributable to a number of factors, including increased competition from Internet retailers and a greater concentration on the sale of books and music by mass merchants and other non-bookstore retailers. In addition, with respect to music and movies, the downloading of titles has significantly impacted our sale of CDs and DVDs. The increasing popularity of eBooks has the potential to significantly impact our sales of physical books. Also, the overall consumer demand for products that we sell, particularly music and movies, has either declined or not experienced significant growth in recent years.

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

Availability of Capital Resources

Our success is dependent on the availability of adequate capital to fund our operations and to carry out our strategic plans. Key drivers of our cash flows are sales, expense management, capital spending and our inventory turn improvement initiative. There can be no assurance that we will have access to adequate capital, which could have a material adverse effect on our ability to implement our business strategy and on our financial condition and results of operations.

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”), which replaces our prior senior revolving credit agreement, and a Term Loan Agreement (the “Term Loan Agreement”) under which we have obtained a secured term loan.

Our ability to borrow under the Credit Agreement and the Term Loan Agreement is subject to borrowing base restrictions calculated based primarily on the estimated net orderly liquidation value of our eligible inventory. Our lenders have significant discretion in determining the eligibility of inventory for purposes the borrowing base restrictions under the Credit Agreement and Term Loan Agreement. Our lenders are also permitted under certain circumstances to reduce the percentage of our eligible inventories used to calculate our borrowing base. If our lenders reduce the percentage of eligible inventory used to calculate our borrowing base, the amounts we will be permitted to borrow under the Credit Agreement and Term Loan Agreement could be materially reduced and our financial condition and results of operations could be materially adversely affected.

In addition to being subject to borrowing base restrictions, we are required to maintain specified levels of excess availability in order to continue to borrow under the Credit Agreement. Similar excess availability requirements apply under the Term Loan Agreement, including a seasonal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Agreement during the months of December and January of each year. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization, these increased excess availability requirements will become applicable throughout the year. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Revolving Credit Facility will be required to reduce the availability under the Credit Agreement by a corresponding amount. In addition, under the Term Loan Agreement, if we do not complete an offering of equity securities resulting in net proceeds of at least $25 million within 45 days after the date of the Term Loan Agreement, a reserve of $10 million will be recorded against the borrowing base under the Credit Agreement, which will reduce the amounts we are permitted to borrow under the Credit Agreement.

The Credit Agreement and Term Loan Agreement limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the Pershing Square warrants) or specified payments and merge or acquire assets, among other things. In addition, certain additional covenants, including fixed charge coverage ratio requirements, would be triggered if availability under the Credit Agreement falls below certain specified levels. The lenders under the Credit Agreement may also be permitted to assume dominion and control over our cash and cash equivalents if availability under the Credit Agreement falls below certain specified levels. These restrictions may limit our ability to operate our business and implement our business strategy and could have material adverse effect on our financial condition and results of operations.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement and Term Loan Agreement, credit provided by our vendors and other sources of new financing, including potential equity financing, as deemed necessary and available. In addition, our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement and Term Loan Agreement. We rely upon vendor credit to finance approximately 45% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to optimize inventory levels to improve our performance and to maintain acceptable levels of payables with our vendors. Based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during fiscal 2010. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in us having insufficient funds for our operations.

Potential Dilution Resulting from Equity Offerings

We may seek to raise additional capital through one or more public or private offerings of our common stock or derivative securities that are exercisable or exchangeable for or convertible into shares of our common stock. Any such offering may be at a price per share that is substantially less than the trading price of our common stock at the time of the offering. Any offering of common stock or derivative securities could result in a decrease in the trading price of our common stock and in significant dilution to the holders of outstanding shares of our common stock. In connection with the term loan to the Company made by Pershing Square, we have issued warrants to Pershing Square to acquire 14.7 million shares of our common stock, which currently represent approximately 19.7% of our outstanding shares. Under the terms of the Pershing Square warrants, if we issue shares of our common stock or derivative securities at a price less than $0.65 per share, the exercise price of the outstanding Pershing Square warrants will be reduced to the lowest price at which such shares or securities are issued. In addition, if we issue shares of our common stock or derivative securities in an offering transaction, we will be obligated to issue additional warrants to Pershing Square with an exercise price of $0.65 per share so that the fully-diluted percentage of our common stock issuable upon the exercise of Pershing Square’s warrants is not reduced as a result of the offering. Due to this provision, holders of our common stock may suffer significant dilution in addition to any dilution resulting directly from the offering of our common stock or derivative securities. There can be no assurance that we will be able to raise additional capital through offerings of our common stock or derivative securities or with respect to the price or other terms and conditions that may be applicable to any such offering.

Business Strategy

Our future results will depend, among other things, on our success in implementing our business strategy, as discussed in Item 1 under the heading “Business Strategy”. There can be no assurance that we will be successful in implementing our business strategy, or that the strategy will be successful in achieving acceptable levels of sales growth and profitability. Our customer acquisition and retention strategy may not be successful, and there can be no assurance that we will successfully leverage the Borders Rewards program, redesign it effectively or that such efforts will increase traffic into our stores or will increase sales, revenue or profitability. There can also be no assurance that we will be able to successfully implement our digital strategy, including the ability to obtain and sell eReaders that would be acceptable to our customers and to profitably sell such eReaders in our stores. There also can be no assurance that we will be able to profitably sell eBooks though our partnership with Kobo. Any failure to implement our business strategy could have a material impact on our financial condition and results of operations.

Seasonality

Our business is highly seasonal, with sales generally highest in the fourth quarter. In 2009, 33.6% of our sales and 36.8% of our gross margin dollars were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter and less than satisfactory net sales for such period could have a material adverse effect on our financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to our mall business, overall mall traffic. Because of the seasonal nature of our business, our operations typically use cash during the first three quarters of the year and generate cash from operations in the fourth quarter.

Potential gift card liabilities

We issue gift cards that may be used to purchase products in our stores. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote. Certain states include gift cards under their abandoned property laws, and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards after a specified period of time. We do not remit any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. The analysis of the potential application of the abandoned property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states successfully challenges our position on the application of its abandoned property law to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

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

Guarantees of Disposed Foreign Businesses

We guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $139.7 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee would automatically terminate if Borders U.K. Limited achieved a specified level of net assets, a provision which we believe has been met. The maximum potential liability for this location is $26.2 million. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate its loss or to act reasonably, which could further reduce our potential liability. At January 30, 2010, we have reserved $10.1 million based upon the likelihood that we will be required to perform under these guarantees.

On December 22, 2009, Borders U.K. Limited ceased operations, a result of filing for administration on November 26, 2009. Previously, Borders U.K. Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. In addition, one of the leases was assigned to another retailer as part of the administration process and the Company’s guarantee was continued. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.7 million, and as of January 30, 2010 we have recorded a liability of approximately $3.5 million based upon the likelihood that we will be required to perform under the indemnification.

We also guarantee four store leases relating to our former subsidiaries in Australia and New Zealand. Based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $12.9 million. As of January 30, 2010, we have recorded a liability of approximately $0.8 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.7 million. We have recorded a tax liability of $2.0 million for this contingency as of January 30, 2010.

There can be no assurance that our reserves relating to our disposed foreign businesses will be adequate should we be required to perform under any of the guarantees described above, and amounts beyond our reserves could have a material adverse effect on our financial condition and results of operations.

New York Stock Exchange Listing

A failure by the Company to meet any of the following standards of the NYSE could result in a delisting of our shares from the NYSE: (1) Our average market capitalization falls below $50 million over a 30-day trading period and, at the same time, our stockholders’ equity is less than $50 million; (2) Our average market capitalization falls below $15 million over a 30-day trading period; or (3) Our average closing price is less than $1.00 over a consecutive a 30-day trading period.

Thus, in addition to meeting the $1.00 average trading price requirement, the Company also must satisfy the average market capitalization requirement, which is $15 million if we maintain stockholders’ equity of at least $50 million, but jumps to $50 million if we fall below that level.

Our share price did fall below a closing price of $1.00 for six consecutive trading days during the period from January 26, 2010 through February 2, 2010. Although our stock traded below $1.00 for a period of time, we were not considered “below criteria” for the NYSE’s price criteria for common stock, as defined above. Subject to shareholder approval, we may implement a reverse split of our common stock, if required to enable us to meet the NYSE minimum share price standards. There can be no assurance that our shares will remain listed on the NYSE or that any reverse split that may be completed will increase our share price sufficiently to permit us to continue to satisfy the NYSE’s listing standards.

In connection with our financing agreement with Pershing Square, we have issued warrants to Pershing Square exercisable for a total of 14.7 million shares of our common stock at an exercise price of $0.65 per share. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. Holders of the warrants have the right to require us to redeem the warrants for an amount in cash equal to the fair value of the redeemed warrants, as determined by an independent financial expert. Any such payment may be subject to restrictions under our Credit Agreement. To the extent we are unable to pay the redemption price in cash when due, we will be obligated to pay interest on the unpaid redemption amount at a rate of 10% per annum. Accordingly, our inability to maintain the continued listing of our common stock could have a material adverse effect on our liquidity and financial condition.

Potential for Uninsured Losses

We are subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, hurricanes or floods, as well as employee medical claims and workers compensation claims, for which no, or limited, insurance coverage is maintained.

Litigation and Other Claims

We are subject to risk of losses which may arise from adverse litigation results or other claims, including the matters described under “Legal Proceedings” in Item 3.

Information Technology Systems Risks

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to changing needs is essential to our ability to execute our business strategy. In addition, our strategy is dependent on enhancing our existing merchandising systems, a process currently under way, as well as implementing the current Borders superstores in-store systems into the Waldenbooks Specialty Retail stores. There can be no assurance that we will be able to effectively integrate, maintain, upgrade or enhance systems, or add new systems, in a timely and cost effective manner and may not be able to integrate any newly developed or purchased technologies with existing systems. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a material adverse effect on our ability to implement our business strategy and on our financial condition and results of operations.

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

Disruption of Vendor Relationships and/or Supply Chain.

The products that we sell originate from a wide variety of domestic and international vendors. During fiscal 2009, our six largest suppliers accounted for approximately 51% of merchandise purchased. While we believe that our relationships with vendors are strong, vendors may modify the terms of these relationships due to general economic conditions, our financial condition or otherwise. A significant unfavorable change in our relationships with key suppliers could materially adversely affect our financial condition and results of operations. In addition, any significant change in the payment terms that we have with our key suppliers could adversely affect our financial condition and liquidity.

Reliance on Key Personnel

We believe that our continued success will depend to a significant extent upon the efforts and abilities of Michael J. Edwards, Interim President and Chief Executive Officer, and Mark R. Bierley, Executive Vice President and Chief Financial Officer, as well as certain of our other key officers of the Company and of our subsidiaries. The loss of the services of Mr. Edwards, Mr. Bierley or of other such key officers could have a material adverse effect on our results of operations. We do not maintain “key man” life insurance on any of our key officers.

Other Risks

We are also subject to numerous other risks and uncertainties which could adversely affect our business, financial condition, operating results and cash flows. These risks include, but are not limited to, higher than anticipated interest, occupancy, labor, merchandise, distribution and inventory shrinkage costs, unanticipated work stoppages, energy disruptions or shortages or higher than anticipated energy costs, asset impairments relating to underperforming stores or other unusual items, including any charges that may result from the implementation of our strategic plan, higher than anticipated costs associated with the closing of underperforming stores, and changes in accounting rules.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Borders leases all of its stores. Borders store leases generally have an average initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 30, 2010, the average unexpired term under Borders existing store leases in the United States was 8.1 years prior to the exercise of any options. The expirations of Borders leases for stores open at January 30, 2010 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 30	Stores

2011	25
2012	13
2013	19
2014	20
2015	25
2016	37
2017 and later	369

Total	508

Waldenbooks Specialty Retail leases all of its stores. Waldenbooks Specialty Retail store leases generally have renewal terms of one to five years. At present, the average unexpired term under Waldenbooks Specialty Retail existing store leases is approximately 1.4 years. The expirations of Waldenbooks Specialty Retail leases for stores open at January 30, 2010 are as follows:

Number of
Lease Terms to Expire During 12 Months Ending on or About January 30	Stores

2011	102
2012	46
2013	10
2014	9
2015	2
2016	4
2017 and later	2

Total	175

We lease all three of our International superstores in Puerto Rico, with initial lease terms of approximately 15 to 20 years and which all expire in 2017 or later. The average unexpired term under these leases is approximately 8.8 years as of January 30, 2010. Our Paperchase operations in the U.K. generally lease stores under operating leases with terms ranging from five to 25 years. The average remaining lease term for Paperchase stores in the U.K. is 7.6 years.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate web sites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties, the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the web site agreements.

The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. Joint motions to dismiss the case based on common issues were filed by the defendants and have been denied, and the court is now proceeding to consider individual motions to dismiss the case, including a motion filed by the Company. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In March 2009, Amanda Rudd, on behalf of herself and a putative class consisting of all other customers who received Borders gift cards from March 2005 to March 2009, filed an action in the Superior Court for the State of California, County of San Diego alleging that we sell gift cards that are not redeemable for cash in violation of California’s Business and Professionals Code Section 17200, et seq. The Complaint sought disgorgement of profits, restitution, attorney’s fees and costs and an injunction. The Complaint has been dismissed with prejudice and the matter has been concluded without any payment by the Company to the plaintiffs.

In October 2009, U.S. Ethernet Innovations, LLC offered us an unsolicited license to 35 U.S. and foreign patents relating to Ethernet technology for a one-time fee of $3.0 million, and implied that it would commence litigation if we do not accept the offer. We are evaluating the offer, as well as the amount of our potential exposure, which could be greater or less than $3.0 million, if we do not accept the offer. We intend to seek indemnification from the relevant equipment vendors. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

			Dividends
	High	Low	Declared

Fiscal Quarter 2009
First Quarter	$2.97	$0.45	$—
Second Quarter	$4.34	$2.07	$—
Third Quarter	$3.99	$1.94	$—
Fourth Quarter	$2.14	$0.86	$—
Fiscal Quarter 2008
First Quarter	$11.23	$5.07	$—
Second Quarter	$7.30	$4.12	$—
Third Quarter	$7.80	$2.44	$—
Fourth Quarter	$3.39	$0.35	$—

Our Common Stock is traded on the New York Stock Exchange under the symbol BGP.

A failure by the Company to meet any of the following standards of the NYSE could result in a delisting of our shares from the NYSE: (1) Our average market capitalization falls below $50 million over a 30-day trading period and, at the same time, our stockholders’ equity is less than $50 million; (2) Our average market capitalization falls below $15 million over a 30-day trading period; or (3) Our average closing price is less than $1.00 over a consecutive a 30-day trading period.

Thus, in addition to meeting the $1.00 average trading price requirement, the Company also must satisfy the average market capitalization requirement, which is $15 million if we maintain stockholders’ equity of at least $50 million, but jumps to $50 million if we fall below that level.

Our share price did fall below a closing price of $1.00 for six consecutive trading days during the period from January 26, 2010 through February 2, 2010. Although our stock traded below $1.00 for a period of time, we were not considered “below criteria” for the NYSE’s price criteria for common stock, as defined above. Subject to shareholder approval, we may implement a reverse split of our common stock, if required to enable us to meet the NYSE minimum share price standards.

As of March 23, 2010, there were 2,537 holders of record of our Common Stock.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from January 21, 2005 through January 30, 2010 with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Midcap 400 Specialty Retail Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 21, 2005.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Equity Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the equity compensation plan under which equity securities were authorized for issuance on January 30, 2010 (number of shares in thousands):

Number of
	Number of	Weighted-	Shares
	Awards	Average	Available
Plan Category	Outstanding(2)	Exercise Price(3)	for Issuance

Plans approved by stockholders:
2004 Long-Term Incentive Plan(1)	1,335	$8.10	4,619

(1)	The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At January 30, 2010 there were approximately 0.2 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $18.55 which, if forfeited or cancelled, become available for issuance under the 2004 Plan. At January 30, 2010, there were 1.8 million stock options outstanding related to the employment inducement award granted to Ron Marshall, our former President and Chief Executive Officer, with an exercise price of $0.57 per share, representing the fair market value on the date of grant. The unvested portion of this award was forfeited by Mr. Marshall upon his resignation from the Company in February of 2010, and as a result 1.2 million shares were forfeited. Mr. Marshall has three months from his last day of employment with the Company to exercise the option to acquire the vested portion of this award. If not exercised during such period of time, the remaining 0.6 million shares will also be forfeited.

(2)	Number of awards outstanding as of January 30, 2010 includes approximately 10,000 restricted share units and approximately 1,325,278 stock options.

(3)	Reflects the weighted-average exercise price of stock options outstanding as of January 30, 2010.

Purchases of Equity Securities

There were no shares repurchased during the fourth quarter of fiscal 2009.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

	Fiscal Year Ended
	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,
(dollars in millions except per share data)	2010	2009	2008	2007(1)	2006(1)

Statement of Operations Data
Borders Superstores sales	$2,265.8	$2,625.4	$2,847.2	$2,750.0	$2,709.5
Waldenbooks Specialty Retail sales	387.3	480.0	562.8	663.9	744.8
International sales(2)	138.0	136.7	145.1	118.4	99.9

Total sales(2)	$2,791.1	$3,242.1	$3,555.1	$3,532.3	$3,554.2

Operating income (loss)(2)	$(94.9)	$(149.2)	$4.1	$5.2	$172.0
Income (loss) from continuing operations(2)	$(110.2)	$(184.7)	$(19.9)	$(21.9)	$96.7
Income (loss) from operations of discontinued operations	—	(1.7)	(8.7)	(129.4)	4.3
Income (loss) from disposal of discontinued operations	0.8	(0.3)	(128.8)	—	—

Income (loss) from discontinued operations	0.8	(2.0)	(137.5)	(129.4)	4.3

Net income (loss)	$(109.4)	$(186.7)	$(157.4)	$(151.3)	$101.0

Per Share Data
Diluted (basic) earnings (loss) from continuing operations per common share(2)	$(1.83)	$(3.07)	$(0.34)	$(0.35)	$1.36
Diluted (basic) earnings (loss) from discontinued operations per common share	$0.01	$(0.03)	$(2.34)	$(2.09)	$0.06

Diluted (basic) earnings (loss) per common share	$(1.82)	$(3.10)	$(2.68)	$(2.44)	$1.42

Cash dividends declared per common share	$—	$—	$0.44	$0.41	$0.37
Balance Sheet Data
Working capital — continuing operations(2)	$60.6	$77.5	$(6.3)	$69.0	$254.9
Working capital	$60.6	$77.5	$38.2	$127.7	$326.7
Total assets — continuing operations(2)	$1,425.2	$1,609.0	$2,147.1	$2,234.9	$2,146.8
Total assets	$1,425.2	$1,609.0	$2,302.7	$2,613.4	$2,572.2
Short-term borrowings — continuing operations(2)	$274.0	$329.0	$548.4	$501.4	$183.0
Short-term borrowings	$274.0	$329.0	$548.4	$542.0	$206.4
Long-term debt, including current portion	$4.8	$6.6	$5.6	$5.4	$5.6
Long-term capital lease obligations, including current portion	$3.2	$2.0	$—	$0.4	$0.5
Stockholders’ equity	$158.3	$263.1	$479.1	$644.0	$929.1

(1)	Our 2005 and 2006 fiscal years consisted of 53 weeks.

(2)	Excludes the results of discontinued operations (Borders Ireland Limited, Books etc., U.K. Superstores, Australia, New Zealand, and Singapore).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries including Borders, Inc. (“Borders”) (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 30, 2010, we operated 511 superstores under the Borders name, including 508 in the United States and three in Puerto Rico. We also operated 175 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as 29 Borders-branded airport stores. In addition, we own and operate United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 30, 2010, Paperchase operated 85 stores, primarily in the United Kingdom, and 333 Paperchase shops are in Borders superstores.

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

Business Strategy

Our business strategy is designed to address the most significant opportunities and challenges facing our Company. In particular, our challenges include commoditization in our primary product categories and an extremely competitive marketplace (including both store-based and online competitors), product formats that are evolving from physical formats to digital formats, and our own loss of market share. These factors, among others, have contributed to declines in our comparable store sales measures and in our sales per square foot measures over the last several years. These declines have, in turn, negatively impacted profitability.

The U.S. book retailing industry is a mature industry, and has experienced little or no growth in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores and in enhancing Internet-based sales channels. In particular, we see potential in combining the greater selection offered by Internet retailing with the inviting atmosphere of a physical store.

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc and movies in the DVD format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music and movies. This trend, which we expect to continue, is also beginning to manifest itself in the book category with the increasing popularity of electronic book readers (“eReaders”). Although sales of electronic books (“eBooks”) currently represent a small percentage of total book sales, they are expected to increase significantly over the next several years. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities, both through Borders.com and through strategic partnerships.

Our physical stores, however, remain integral to our future success. The environment in which our stores operate is intensely competitive and includes not only Internet-based retailers and book superstore operators, but also mass merchants and other non-bookseller retailers. Because of this, the industry has experienced significant price competition over the last several years, which has decreased our gross margin percentages. We anticipate that these trends will continue, rewarding those who can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rich shopping experience in a relaxing, enjoyable atmosphere.

In order to focus on our existing superstores business, we have effectively curtailed our new store program. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. During 2009 we closed 212 Waldenbooks Specialty Retail stores and ended the year with 175 small format stores. We believe that the Company has the potential to operate mall-based stores profitably, and to that end have signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs.

The principal components of our strategic plan are as follows:

Restore the financial health and profitability of the Company. We believe that fiscal 2010 will continue to be challenging for retailers due to continued uncertainty in the economic environment, and as a consequence we will maintain our focus on maximizing cash flow, reducing debt, conserving capital, tightly managing expenses and improving profitability. In addition, we will continue to reduce working capital needs by further driving inventory productivity, thus improving cash flow and lowering supply chain costs.

Acquire, engage and retain customers. We are focused on the following key objectives:

Improve the in-store experience. During the fourth quarter of 2009, we invested in inventory within our key book categories and plan to continue to maintain these new in-stock percentages. Our goal is to have the right titles in the right stores at the right time to meet our customers’ needs. We are also reallocating our payroll dollars from back office tasks to the sales floor in order to improve the shopping experience for our customers. We expect to continue to enhance our in-store boutique shops, including our shops for kids, teens and teachers. These shops have a distinct look and feel, including unique signage, fixtures and other elements which we expect to increase sales growth and profitability. In addition, we will continue with our in-stock guarantee, which was launched in the fourth quarter of 2009 and which is helping to retain sales that would have been lost to competitors. This program allows any customer who cannot find a title that is available at Borders.com in their local store to have it shipped to their home with no shipping charges.

Leverage Borders Rewards. We continue to develop our loyalty program, Borders Rewards. To date, a total of approximately 37 million customers have signed up for the program. We will continue to focus on growing membership and increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we are redesigning the Borders Rewards program to facilitate a higher level of participation and value for our customers. Although we will continue to use Borders Rewards to drive traffic into our stores, we will also invest in additional marketing programs to acquire new customers.

Become a community gathering place. The commoditization of our primary product categories will continue, and as a result we must be more than a bookstore. We plan to strengthen our position as a community gathering place, hosting customer events including author and celebrity signings, local events, educator appreciation weekends, and other community driven events that are of interest to our customers and which are expected to drive sales.

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. For instance, we are working to strengthen Borders.com as a way to engage customers who share our passion for our products. In addition, we will become a device-neutral, content-focused digital book provider, as we believe there is opportunity to occupy the niche of “neutral expert” for our customers, and we plan to offer a wide variety of eReaders for sale in our stores. This will be done through the introduction of a new shop in our stores called “Area-e” where multiple eReaders will be available for sale. We will enhance the Area-e experience through our partnership with Kobo, through which we plan to launch our digital bookstore on Borders.com during the second quarter of 2010. Kobo, Inc. is a global eReading service that is the newly named spin-off of Toronto-based Indigo Books & Music Inc.’s Shortcovers.

Create a winning, high-performance company culture. We are focused on customer satisfaction and we will leverage our knowledgeable associates in order to drive improved sales, profitability and shareholder value.

Other Information

We operate a loyalty program, Borders Rewards. Membership in Borders Rewards is free, with no enrollment costs or annual fees. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on qualifying purchases in a calendar year at Borders and Waldenbooks stores nationwide. Borders Bucks expire 30 days after receipt by the member if not redeemed. In addition, we offer Bonus Rewards Events, whereby members get special deals periodically throughout the year. We are redesigning the Borders Rewards program and intend to announce changes to the program during 2010.

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

Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2009 consisted of 52 weeks, and ended on January 30, 2010. Fiscal 2008 consisted of 52 weeks, and ended on January 31, 2009. Fiscal 2007 consisted of 52 weeks, and ended on February 2, 2008. References herein to years are to our fiscal years.

Discontinued Operations

On June 10, 2008, we sold all of our bookstores in Australia, New Zealand, and Singapore. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. We have accounted for the sale of these operations as discontinued operations, and all previous years have been restated to reflect the results of our continuing operations excluding these operations. The results of all the discontinued operations were previously reported as part of our International segment. These disposals resulted in income of $0.8 million, a loss of $0.3 million and a loss of $128.8 million for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, while the operation of the disposed businesses resulted in losses of $1.7 million and $8.7 million for the years ended January 31, 2009 and February 2, 2008, respectively.

We retained several lease guarantees following the sale of these operations, as well as certain tax indemnifications, and discuss these obligations under the heading “Off-Balance Sheet Arrangements” within this Management’s Discussion and Analysis.

Subsequent Events

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”). Separately on March 31, 2010, we

paid the principal outstanding to Pershing Square. Please see the full descriptions of the Credit Agreement and the Term Loan Agreement under the heading “Sources of Liquidity” within this Management’s Discussion and Analysis.

Results of Operations

The following table presents our consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years. All amounts reflect the results of our continuing operations unless otherwise noted.

	Jan. 30,	Jan. 31,	Feb. 2,
	2010	2009	2008

Sales	100.0%	100.0%	100.0%
Other revenue	1.2	1.0	1.2

Total revenue	101.2	101.0	101.2
Cost of merchandise sold (includes occupancy)	78.6	76.7	75.1

Gross margin	22.6	24.3	26.1
Selling, general and administrative expenses	25.5	25.9	25.6
Goodwill impairment	—	1.2	—
Asset impairments and other writedowns	0.6	1.8	0.4

Operating income (loss)	(3.5)	(4.6)	0.1
Interest expense	0.9	1.3	1.2
Warrant/put expense (income)	0.7	(1.2)	—

Total interest expense	1.6	0.1	1.2

Loss before income tax	(5.1)	(4.7)	(1.1)
Income tax expense (benefit)	(1.1)	0.9	(0.5)

Income (loss) from continuing operations	(4.0)%	(5.6)%	(0.6)%

Consolidated Results — Comparison of 2009 to 2008

Sales

Consolidated sales decreased $451.0 million, or 13.9%, to $2,791.1 million in 2009 from $3,242.1 million in 2008. This resulted from decreased sales in the Borders Superstores and Waldenbooks Specialty Retail segments.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Waldenbooks Specialty Retail include our mall-based seasonal businesses.

Comparable store sales for Borders Superstores decreased 14.4% in 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic and spending that began in September 2008 and which persisted throughout 2009. This contributed to negative comparable store sales in trade books of 10.7%. Early in 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding the impact of these categories comparable store sales decreased by 10.8%. On a comparable store basis, transactions decreased by 9.6% and transaction dollars decreased by 5.4%. The impact of price changes on comparable store sales was not significant.

Waldenbooks Specialty Retail’s comparable store sales decreased 8.1% in 2009, primarily due to a significant decline in customer traffic and spending discussed previously. As a result, on a comparable store sales basis, transactions decreased by 6.3% and transaction dollars decreased by 1.9%. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue for the Borders segment primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties and wholesale revenue earned through sales of merchandise to other retailers and from franchisees. Other revenue in the Waldenbooks Specialty Retail segment primarily consists of income recognized from unredeemed gift cards.

Other revenue decreased $0.5 million, or 1.5%, to $32.8 million in 2009 from $33.3 million in 2008, due to a decrease in the Borders Superstores segment, partly offset by an increase in the Waldenbooks Specialty Retail segment. The decrease in the Borders Superstores segment was due to the cessation of referral fees received from Amazon as part of the Web Site agreement, partially offset by increased wholesale revenue earned through sales of merchandise to other retailers and franchisees.

Gross margin

Consolidated gross margin decreased $158.0 million, or 20.0%, to $632.6 million in 2009 from $790.6 million in 2008. As a percentage of sales, consolidated gross margin decreased 1.7%, to 22.6% in 2009 from 24.3% in 2008. This was due to a decrease in the Borders Superstore segment and the Waldenbooks Specialty Retail segment. The decrease in the Borders Superstores segment was primarily due to increased occupancy costs as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 as a percentage of sales, partially offset by decreased distribution, freight and other costs as a percentage of sales. The decrease as a percentage of sales in the Waldenbooks Specialty Retail segment was primarily due to increased product markdowns as a percentage of sales in closing stores in 2009, when we closed 212 stores, compared to 2008 during which we closed 112 stores.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $131.1 million, or 15.6%, to $711.3 million in 2009 from $842.4 million in 2008. As a percentage of sales, SG&A decreased 0.4%, to 25.5% in 2009 from 25.9% in 2008, due to decreases as a percentage of sales in the Borders Superstores segment and the Waldenbooks Specialty Retail segment. The improvement in the Borders Superstores and Waldenbooks Specialty Retail segment as a percentage of sales was due to our expense reduction initiatives.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Goodwill Impairment

We perform our annual test for goodwill impairment at the end of each fiscal year. As of January 31, 2010 we have $0.3 million of goodwill on our consolidated balance sheet, relating to our Paperchase U.K. business. As of January 30, 2010, no impairment of this goodwill was required. As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2009, due to the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the fourth quarter of 2009. As a result of these tests, we recorded a pre-tax charge of $16.2 million, comprised of the following: $15.0 million related to Borders Superstores, $0.4 million related to Waldenbooks Specialty Retail stores and $0.8 million related to Paperchase U.K. stores.

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment and the items present in 2009, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5 million, comprised of the following: $48.1 million related to Borders Superstores, $4.7 million related to Waldenbooks Specialty Retail stores and $0.7 million related to one Borders store in Puerto Rico. Also during 2008, we recorded a $3.6 million charge for the closing costs of our stores, consisting of the following: $3.5 million asset impairment charge related to the closure of 6 Borders Superstores and $0.1 million asset impairment charge related to the closure of 112 Waldenbooks Specialty Retail stores.

Interest expense

Consolidated interest expense decreased $21.3 million, or 46.9%, to $24.1 million in 2009 from $45.4 million in 2008. This was primarily a result of a decrease in interest due to lower debt levels during 2009 as compared to 2008 and a decrease in the LIBOR rate in 2009 as compared to 2008. We paid cash interest of $16.6 million in 2009 compared to $36.3 million in 2008.

Warrant/put expense

Consolidated warrant/put expense increased $60.8 million, to expense of $20.7 million in 2009 from income of $40.1 million in 2008. This was primarily a result of expense recognized on the fair value adjustment of the warrant liability of $4.5 million in 2009 compared to income of $40.1 million recognized in 2008. The expense recognized in 2009 resulted primarily from the increase in our share price during 2009, and the income recognized in 2008 resulted primarily from the decrease in our share price during 2008.

Also impacting 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts receivable and other current assets” on our consolidated balance sheets.

Taxes

The effective tax rate in 2009 was a benefit of 21.1%, compared to expense of 19.5% in 2008. For 2009, the rate of 21.1% differed from the federal statutory rate due to the need to recognize a valuation allowance against the deferred benefit of our current year domestic loss, which had a federal tax effect of $43.7 million, favorably offset by the realization of the deferred portion of the benefit of our 2008 federal domestic loss, which had a federal tax effect of $29.0 million. In 2008, the majority of this loss represented a net operating loss carryforward, and required a valuation allowance. In November of 2009, the Worker Homeownership, and Business Assistance Act of 2009 was signed into law, extending the loss carryback period from two to five years, and allowed us to carry back our 2008 loss to recover taxes paid in 2003 and 2004, totaling $32.4 million. Because of this, in 2009 we were able to reverse the 2008 valuation allowance associated with the 2008 domestic loss carryforward.

For 2008, the effective tax rate was an expense of 19.5%. This rate differed from the federal statutory rate primarily due to the unfavorable impact of recording a valuation allowance against net domestic deferred tax assets. This non-cash valuation allowance charge was necessary due to the determination during the year that it was more-likely-than-not that a future benefit would not be realized from these assets. Also impacting the effective rate was a non-deductible goodwill impairment charge, offset by the favorable impact of non-taxable book income associated with the re-measure of stock warrants to fair market value.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales decreased to 4.0% in 2009 from 5.6% in 2008, and loss from continuing operations dollars decreased to $110.2 million in 2009 from $184.7 million in 2008.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $69.6 million, or 7.6%, to $842.4 million in 2008 from $912.0 million in 2007. As a percentage of sales, SG&A increased 0.3%, to 25.9% in 2008 from 25.6% in 2007, primarily due to an increase as a percentage of sales in the Borders Superstores segment. This resulted from severance costs related to management and staff reductions in the corporate office and in the stores during 2008. This was partially offset by decreased corporate payroll and operating expenses and decreased advertising costs as a percentage of sales, all a result of expense reduction initiatives. Store payroll and operating expenses in Borders Superstores were flat as a percentage of sales in 2008 compared to 2007 while comparable store sales declined over the same period, reflecting the results of our expense reduction initiatives. Partially offsetting the increase as a percentage of sales in the Borders Superstores segment was a decrease in the Waldenbooks Specialty Retail segment. This was primarily due to a decrease in corporate and store payroll and operating expenses as a percentage of sales, primarily as a result of expense reduction initiatives. This was partially offset by severance costs related to management and staff reductions in the corporate office and in the stores during 2008, and increased advertising and other costs as a percentage of sales.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, store pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Goodwill Impairment

As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment, the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5 million, comprised of the following: $48.1 million related to Borders Superstores, $4.7 million related to Waldenbooks Specialty Retail stores and $0.7 million related to one Borders store in Puerto Rico. Also during 2008, we recorded a $3.6 million charge for the closing costs of our stores, comprised of the following: $3.5 million asset impairment charge related to the closure of 6 Borders Superstores and $0.1 million asset impairment charge related to the closure of 112 Waldenbooks Specialty Retail stores.

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

Also during 2007, we recorded a $6.3 million charge for the closing costs of our stores, consisting of the following: $5.6 million related to the closure of eight Borders Superstores and $0.7 million related to the closure of 75 Waldenbooks Specialty Retail stores. The charge for both segments consisted primarily of asset impairments.

Interest expense

Consolidated interest expense increased $2.3 million, or 5.3%, to $45.4 million in 2008 from $43.1 million in 2007. The increase was due to the amortization of the term loan discount of $7.0 million, partially offset by decreased interest expense due to lower debt levels during 2008 as compared to 2007. We paid cash interest of $36.3 million in 2008 compared to $43.8 million in 2007.

Warrant/put expense

We recognized non-cash income of $40.1 million in 2008 related to the fair value adjustment of the warrant liability. The income recognized in 2008 resulted primarily from the decrease in our share price during 2008.

Taxes

During 2008, we recorded a non-cash charge of $86.1 million related to establishing a full valuation allowance against our domestic net deferred tax assets. In making this determination, we utilized a consistent approach that considered our three-year cumulative loss position. During the year, we determined a full valuation allowance against our net domestic deferred tax assets was needed, based primarily on our assumption that we would be in a three-year cumulative loss position as of year-end 2008, along with certain other factors.

Our effective tax rate was an expense of 19.5% in 2008 compared to a benefit of 49.0% in 2007. The effective tax rate of −19.5% in 2008 differed from the federal statutory rate primarily due to the unfavorable impact of recording the valuation allowance described above. Also impacting the effective rate was the non-deductible goodwill impairment charge, offset by the favorable impact of non-taxable book income associated with the re-measure of stock warrants to fair market value. The effective tax rate of 49.0% in 2007 differed from the federal statutory rate primarily due to the favorable impact of the realization of the benefit of prior year foreign net operating loss carry-forwards.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 5.6% in 2008 from 0.6% in 2007, and loss from continuing operations dollars increased to $184.7 million in 2008 from $19.9 million in 2007.

Borders Superstores

(dollar amounts in millions)	2009	2008	2007

Sales	$2,265.8	$2,625.4	$2,847.2
Other revenue	$26.0	$26.5	$35.3
Operating income (loss)	$(47.1)	$(100.9)	$30.6
Operating income (loss) as % of sales	(2.1)%	(3.8)%	1.1%
Store openings	—	12	18
Store closings	7	6	8
Store count	508	515	509

Borders Superstores — Comparison of 2009 to 2008

Sales

Borders Superstore sales decreased $359.6 million, or 13.7%, to $2,265.8 million in 2009 from $2,625.4 million in 2008. This decrease was driven by declining comparable store sales of $367.5 million and by non-comparable sales of $6.8 million associated with 2009 and 2008 store closings, partially offset by increased Borders.com sales of $14.7 million in 2009.

Other revenue

Other revenue decreased $0.5 million, or 1.9%, to $26.0 million in 2009 from $26.5 million in 2008. This was primarily due to the cessation of referral fees received from Amazon as part of the Web Site agreement, partially offset by increased wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Gross margin

Gross margin as a percentage of sales decreased 1.4%, to 22.9% in 2009 from 24.3% in 2008. This was primarily due to increased occupancy costs of 1.5% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 of 0.4% as a percentage of sales. These items were partially offset by decreased distribution freight and other costs of 0.5% as a percentage of sales.

Gross margin dollars decreased $118.7 million, or 18.6%, to $518.1 million in 2009 from $636.8 million in 2008, due primarily to the decrease in gross margin percentage noted above and the decrease in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.3%, to 24.3% in 2009 from 24.6% in 2008, The decrease was primarily due to decreases as a percentage of sales in store payroll of 0.6% and advertising cost costs of 0.1%, both a result of our expense reduction initiatives, as well as decreased store pre-opening costs of 0.1% as a percentage of sales, due to the lack of new superstore openings in 2009. These decreases were partially offset by an increase in store operating expenses of 0.5% as a percentage of sales, due to de-leveraging of expense resulting from the decline in comparable store sales. Overhead payroll and operating expenses were flat as a percentage of sales in 2009 as compared to 2008, reflecting the results of our expense reduction initiatives.

SG&A dollars decreased $95.5 million, or 14.8%, to $550.3 million in 2009 from $645.8 million in 2008, primarily due to the Company’s expense reduction initiatives.

Goodwill Impairment

As of January 30, 2010, we have no goodwill on the balance sheet associated with the Borders Superstores segment. As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2009, due to the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the fourth quarter of 2009. As a result of this evaluation in 2009, we recorded a pre-tax charge of $15.0 million related to Borders stores.

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment and the items present in 2009, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $48.1 million related to Borders stores. We also recorded a $3.5 million asset impairment charge related to the closure of six Borders Superstores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales decreased to 2.1% in 2009 compared to 3.8% in 2008, and operating loss dollars decreased to $47.1 million in 2009 compared to $100.9 million in 2008.

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

Selling, general and administrative expenses

SG&A as a percentage of sales increased 0.1%, to 24.6% in 2008 from 24.5% in 2007, primarily due to severance costs of 0.4% as a percentage of sales, related to management and staff reductions in the corporate office and in the stores during 2008. This was partially offset by decreased corporate payroll and operating expenses of 0.2% and decreased advertising costs of 0.1% as a percentage of sales, all a result of expense reduction initiatives. Store payroll and operating expenses were flat as a percentage of sales in 2008 compared to 2007 while comparable store sales declined over the same period, reflecting the results of our expense reduction initiatives.

SG&A dollars decreased $52.7 million, or 7.5%, to $645.8 million in 2008 from $698.5 million in 2007, primarily due to the Company’s expense reduction initiatives.

Goodwill Impairment

As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset Impairments and Other Writedowns

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment, the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $48.1 million related to Borders Superstores. In addition, we recorded a charge of $3.5 million related to the closure costs of certain Borders stores.

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

Waldenbooks Specialty Retail

(dollar amounts in millions)	2009	2008	2007

Sales	$387.3	$480.0	$562.8
Other revenue	$2.5	$1.7	$3.8
Operating loss	$(33.3)	$(27.5)	$(21.4)
Operating loss as % of sales	(8.6)%	(5.7)%	(3.8)%
Store openings	1	8	1
Store closings	212	112	75
Store count	175	386	490

Waldenbooks Specialty Retail — Comparison of 2009 to 2008

Sales

Waldenbooks Specialty Retail sales decreased $92.7 million, or 19.3%, to $387.3 million in 2009 from $480.0 million in 2008. This was comprised of decreased non-comparable store sales associated with 2009 and 2008 store closings of $65.0 million and decreased comparable store sales of $27.7 million. Of the 212 store closures during 2009, 186 were closed in the fourth quarter of 2009.

Other revenue

Other revenue increased $0.8 million, or 47.1%, to $2.5 million in 2009 from $1.7 million in 2008. This was due to increased income recognized from unredeemed gift cards in 2009.

Gross margin

Gross margin as a percentage of sales decreased 4.3%, to 17.4% in 2009 from 21.7% in 2008. This was primarily due to increased product markdowns in closing stores in 2009, during which we closed 212 stores, compared to 2008 when we closed 112 stores.

Gross margin dollars decreased $37.0 million, or 35.5%, to $67.3 million in 2009 from $104.3 million in 2008, primarily due to the decline in the gross margin rate noted above, store closings and the decline in comparable store sales.

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.6%, to 25.9% in 2009 from 26.5% in 2008. This was primarily due to a decrease in corporate payroll of 1.2% and decreased advertising expenses of 0.1% as a percentage of sales, primarily as a result of expense reduction initiatives. This was partially offset by increased store and corporate operating expenses of 0.7% as a percentage of sales, primarily a result of the decline in comparable store sales. Store payroll remained flat as a percentage of sales.

SG&A dollars decreased $26.6 million, or 21.0%, to $100.3 million in 2009 from $126.9 million in 2008, primarily due to store closures and the Company’s expense reduction initiatives.

Asset Impairments and Other Writedowns

In 2009, due to the segment’s operating results, Waldenbooks Specialty Retail incurred pre-tax asset impairment charges of $0.4 million related to underperforming stores.

During 2008, due to the economic environment and Waldenbooks Specialty Retail’s operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $4.7 million related to Waldenbooks Specialty Retail stores. In addition, we recorded a charge of $0.1 million related to the closure of 112 Waldenbooks Specialty Retail stores.

Operating loss

Due to the factors mentioned above, operating loss as a percentage of sales increased to 8.6% in 2009 from 5.7% in 2008, while operating loss dollars increased to $33.3 million in 2009 from $27.5 million in 2008.

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

Selling, general and administrative expenses

SG&A as a percentage of sales decreased 0.5%, to 26.5% in 2008 from 27.0% in 2007. This was primarily due to a decrease in corporate payroll and operating expenses of 0.9% and decreased store payroll and operating expenses of 0.2% as a percentage of sales, primarily as a result of expense reduction initiatives. This was partially offset by severance costs of 0.3% as a percentage of sales, related to management and staff reductions in the corporate office and in the stores during 2008, and increased advertising and other costs of 0.3% as a percentage of sales.

SG&A dollars decreased $24.9 million, or 16.4%, to $126.9 million in 2008 from $151.8 million in 2007, primarily due to store closures and expense reductions.

Asset Impairments and Other Writedowns

During 2008, due to the economic environment and Waldenbooks Specialty Retail’s operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $4.7 million related to Waldenbooks Specialty Retail stores. In addition, we recorded a charge of $0.1 million related to the closure of 112 Waldenbooks Specialty Retail stores.

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

International

(dollar amounts in millions)	2009	2008	2007

Operating income	$0.9	$3.7	$8.0

International — Comparison of 2009 to 2008

Operating Income

Operating income decreased $2.8 million, or 75.7%, to $0.9 million in 2009 from $3.7 million in 2008. This was primarily due to the impairment of the fixed assets of three underperforming Paperchase U.K. stores during the second quarter of 2009, as well as the disposal of Paperchase U.K. assets located in Borders U.K. stores, which were closed during December 2009. Also contributing to the increase were increased occupancy costs related to new Paperchase U.K. store openings. Partially offsetting these increases was improved profitability of the Puerto Rico superstores.

International — Comparison of 2008 to 2007

Operating Income

Operating income decreased $4.3 million, or 53.8%, to $3.7 million in 2008 from $8.0 million in 2007. This was primarily a result of decreased operating income generated by our Paperchase U.K. business, primarily due to a decline in sales in 2008.

Corporate

(dollar amounts in millions)	2008	2008	2007

Operating loss	$(15.4)	$(24.5)	$(13.1)

The Corporate segment includes various corporate governance and corporate incentive costs.

Corporate — Comparison of 2009 to 2008

Operating loss dollars decreased $9.1 million, or 37.1%, to $15.4 million in 2009 from $24.5 million in 2008. This was primarily due to decreased consulting expense associated with our turnaround effort in 2009, as well as overall cost decreases resulting from our cost reduction initiatives.

Corporate — Comparison of 2008 to 2007

Operating loss dollars increased $11.4 million, or 87.0%, to $24.5 million in 2008 from $13.1 million in 2007. This was primarily due to costs incurred to explore strategic alternatives in 2008 of $11.2 million, and an increase in the U.K. lease guarantee liability of $2.9 million. These increases were partially offset by expense reductions.

Costs Associated with Turnaround Effort

During 2008 we launched a turnaround effort designed to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in our investment in music and movie inventory. These efforts continued throughout 2009, and included a reduction of floor space devoted to multimedia product in our superstores.

A summary of the costs associated with our turnaround effort follows:

(dollar amounts in millions)	2009	2008

Consulting and legal fees	$6.0	$11.2
Severance costs	6.7	16.4
Retention costs	1.3	2.3
Multimedia inventory reduction costs, including accelerated depreciation costs	11.3	—
Music inventory markdowns	—	6.5
Paperchase strategic alternative costs	—	0.1

Total	$25.3	$36.5

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold” on our consolidated statements of operations. The multimedia inventory reduction costs are categorized partially as “Cost of merchandise sold” and partially as “Selling, general and administrative expenses” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash flow from operating activities of continuing operations decreased $177.5 million, or 76.0%, to $56.1 million in 2009 from $233.6 million in 2008. This was primarily due to a decrease in the cash generated by decreasing our inventory levels (net of the change in accounts payable) of $117.1 million and decreased cash generated from operating results of $26.9 million (defined as gross margin dollars less selling, general and administrative expenses). The remainder of the decrease is due to changes in the timing of payments to employees and to non-merchandise vendors. These items were partially offset by decreased cash interest paid of $19.7 million and increased cash income taxes received of $7.9 million.

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

Investing Activities

Net cash used for investing activities of continuing operations was $17.9 million in 2009. This was the result of capital expenditures for one new airport store and the maintenance of existing stores, distribution centers and management information systems. Net cash provided by investing activities of continuing operations was $13.8 million in 2008. This was primarily the result of the cash proceeds of $97.3 million received during 2008 from the sale of our Australia, New Zealand and Singapore businesses. These proceeds were partially offset by capital expenditures of $79.9 million for new stores, new information technology systems including spending on our e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems. Net cash used for investing activities of continuing operations was $111.7 million in 2007. This was primarily the result of capital expenditures of $131.3 million, partially offset by the cash proceeds of $20.4 million received during 2007 from the sale of our U.K. and Ireland bookstore operations.

Financing Activities

Net cash used for financing activities of continuing operations was $55.9 million in 2009, resulting primarily from repayment of borrowings under our Prior Credit Agreement of $54.5 million. Net cash used for financing activities of continuing operations was $226.4 million in 2008, resulting primarily from the repayment of borrowings under the Prior Credit Agreement of $261.7 million and the payment of cash dividends during the first quarter on shares of our common stock of $6.5 million. Partially offsetting these items were funding generated by the term note financing from Pershing Square of $42.5 million. Net cash provided by financing activities of continuing operations was $27.4 million in 2007, resulting primarily from funding from the Prior Credit Agreement of $43.4 million, partially offset by the payment of cash dividends of $19.4 million.

Capital Expenditures

We reduced capital expenditures significantly in 2009 to $17.9 million, compared to $79.9 million in 2008. Capital spending in 2010 will be relatively flat compared to 2009 and limited to a minimal number of previously committed new store openings, as well as maintenance spending on existing stores, distribution centers, and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.

Dividends

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

Sources of Liquidity

Revolving Credit Agreement

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 million in loans under a secured revolving credit facility (the “Credit Facility”). The Credit Agreement amends and restates our existing Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as previously amended (the “Prior Credit Agreement”). Bank of America, N.A. and General Electric Capital Corporation are the co-collateral agents, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation are co-syndication agents and JPMorgan Chase Bank, N.A. is the documentation agent for the Credit Facility. Banc of America Securities LLC, J.P. Morgan Securities Inc., GE Capital Markets, Inc. and Wells Fargo Retail Finance, LLC are the joint lead arrangers and joint bookrunners for the Credit Facility.

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders in connection with the Existing Tranche and Extended Tranche are $270.5 million and $700.0 million, respectively.

The Credit Facility will be secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility (collectively, the “Credit Facility Parties”) and a first priority pledge of equity interests in certain of the our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 million of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 million of the Credit Facility may be used for the making of swing line loans.

Interest under the Credit Facility will accrue, at our election, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.00% to 4.25% and the Applicable Margin for Base Rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the Applicable Margin for LIBO Rate Loans ranging from 1.00% to 4.25%. Lower Applicable Margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire assets, among other things. The lenders will assume dominion and control over the Credit Facility Parties’ cash if Availability (or, if in effect, Adjusted Excess Availability) under the Credit Facility falls below the greater of (i) $65.0 million or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility.

The Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements.

The proceeds from the Credit Facility will be used by the Company to refinance existing indebtedness, for working capital, to finance capital expenditures and for other general corporate purposes.

We will pay certain customary fees and expenses in connection with obtaining the lenders’ commitments pursuant to the terms of a related fee letter.

Term Loan Agreement

On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of a $80.0 million tranche and a $10.0 million tranche. Banc of America Securities LLC is the sole arranger and sole bookrunner for the Term Loan Facility.

The $10.0 million tranche of the Term Loan Facility will be payable in equal monthly installments of $2.5 million each on the first day of September, October, November and December, 2010, with the remaining $80.0 million tranche maturing on March 31, 2014. We may prepay the Term Loan Facility at any time, subject to a prepayment premium of the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility, a 3% prepayment premium if prepaid during the second year and a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20 million of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. If we sell the stock or assets of our Paperchase Products Limited (“Paperchase”) subsidiary, we will be obligated under the Term Loan Agreement to apply the first $25.0 million of proceeds from the sale to prepay the Term Loan Facility, without premium or penalty, and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility.

The Term Loan Facility will be secured by (i) a first priority security interest in 65% of the voting stock of Paperchase, our intellectual property and that of our subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility (collectively, the “Term Loan Facility Parties”) and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $65.0 million or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The commitments by the lenders under the Term Loan Facility are subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess Availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Term Loan Facility and the amount of the Term Loan Facility (but no less than $50.0 million) plus (ii) $35.0 million minus the amount of any prepayments under the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, if we do not complete an offering of equity securities resulting in net proceeds of at least $25.0 million within 45 days after the date of the Term Loan Agreement, a reserve of $10.0 million will be recorded against the borrowing base under the Credit Agreement, which will reduce the amounts we are permitted to borrow under the Credit Agreement. This reserve amount is reduced by the amount of any repayments of the $10.0 million tranche of the Term Loan Facility required to be repaid during 2010.

Interest under the Term Loan Facility will accrue at a LIBO Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBO Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants.

The Term Loan Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change of control, cessation of business or the liquidation of material assets of the Term Loan Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Term Loan Facility to constitute senior indebtedness under any subordinated indebtedness.

The proceeds from the Term Loan Facility will be used by the Company, for working capital, to finance capital expenditures and for other general corporate purposes.

We will pay certain customary fees and expenses in connection with obtaining the lenders’ commitments pursuant to the terms of a related fee letter.

Intercreditor Agreement

On March 31, 2010, we entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders under the Credit Facility and the Term Loan Facility. The Intercreditor Agreement includes provisions establishing the rights and obligations of the lenders under the Credit Agreement and Term Loan Agreement with respect to payments and prepayments of principal and interest by the Company and with respect to the collateral securing our obligations under the Credit Agreement and Term Loan Agreement.

At January 30, 2010, the additional funding available under the Prior Credit Agreement was $257.6 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

As of January 30, 2010, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This requirement is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded the permitted borrowing levels.

On March 31, 2010, we paid our $42.5 million term loan from Pershing Square Capital Management, L.P.

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

The global economic downturn has adversely affected our sales over the past two years, and has introduced added uncertainty into our projections of liquidity. However, based on current internal sales projections, current vendor payable support and borrowing capacity, as well as other initiatives to maximize cash flow, we believe that we will have adequate capital to fund our operations during fiscal 2010. Going forward, we will continue to focus on improving sales, strengthening the balance sheet, reducing occupancy and other costs, and, if available, pursuing additional financing.

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

Warrants

Our financing agreement with Pershing Square includes 14.7 million warrants to purchase our common stock at $0.65 per share, all of which are outstanding as of January 30, 2010. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $9.5 million and $0.7 million as of January 30, 2010 and January 31, 2009, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. We recognized non-cash expense of $4.5 million and non-cash income $40.1 million for the years ended January 30, 2010 and January 31, 2009, respectively, related to the remeasurement of this liability. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” These adjustments, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

Off-Balance Sheet Arrangements

At January 30, 2010, we were the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.5 million and long-term debt (including current portion) of $4.8 million at January 30, 2010. The existence of these VIEs does not significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us.

As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $12.9 million. We have recorded a contingent liability of approximately $0.8 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.7 million. We have recorded a tax liability of $2.0 million for this contingency as of January 30, 2010.

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $139.7 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee would automatically terminate if Borders U.K. Limited achieved a specified level of net assets, a provision which we believe has been met. The maximum potential liability for this location is $26.2 million. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate its loss or to act reasonably, which could further reduce our potential liability. At January 30, 2010, we have reserved $10.1 million based upon the likelihood that we will be required to perform under these guarantees.

On December 22, 2009, Borders U.K. Limited ceased operations, a result of filing for administration on November 26, 2009. Previously, Borders U.K. Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. In addition, one of the leases was assigned to another retailer as part of the administration process and the Company’s guarantee was continued. These events have been considered in the determination of our reserves relating to the lease guarantees.

We also have agreed to indemnify the purchasers of the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.7 million, and we have recorded a liability of approximately $3.5 million based upon the likelihood that we will be required to perform under the indemnification.

The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

Significant Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at January 30, 2010, excluding interest expense:

	Fiscal Year
				2015 and
(dollars in millions)	2010	2011-2012	2013-2014	Thereafter	Total

Credit Agreement borrowings	$232.3	$—	$—	$—	$232.3
Term Loan borrowings	42.5	—	—	—	42.5
Operating lease obligations	291.2	543.1	491.8	1,015.0	2,341.1
Capital lease obligations	1.3	1.6	0.3	—	3.2
Debt of consolidated VIEs	0.2	0.5	0.6	3.5	4.8
Letters of credit	37.4	—	—	—	37.4

Total	$604.9	545.2	492.7	1,018.5	2,661.3

The table above excludes any amounts related to the payment of uncertain tax positions as we cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. Excluding interest and penalties, these uncertain tax positions total $23.3 million at January 30, 2010.

The table above also excludes any amounts related to required interest payments on the Credit Agreement, which are expected to range from $14 million to $17 million in fiscal 2010. This range was developed using the interest rate in effect at January 30, 2010 and utilized estimates of the amount and timing of borrowings and payments. Currently, we are required to pay interest on Credit Agreement borrowings when various short-term tranches mature. At any given time we have multiple outstanding tranches with various principal amounts, interest rates and maturity dates. Due to these factors, as well as the uncertainty of future borrowing amounts and rates, we cannot make a reasonably reliable estimate of the cash required to pay interest on Credit Agreement borrowings in years beyond fiscal 2009. We paid $12.2 million and $25.4 million of interest on Credit Agreement borrowings in fiscal 2009 and 2008, respectively.

The table above also excludes any amounts related to taxes, insurance and other charges payable under operating lease agreements, which are expected to range from $66 million to $80 million in fiscal 2010. This range was based on the historical trend of these expenses, as adjusted for store activity. Because of the future variability of these amounts, which are dependent on future store count and ongoing negotiations with our landlords, among other things, we cannot make a reasonably reliable estimate in years beyond fiscal 2009. We paid $85.9 million and $93.5 million related to these expenses in fiscal 2009 and 2008, respectively.

Seasonality

The Company’s business is highly seasonal, with sales significantly higher during the fourth quarter, which includes the holiday selling season.

	Fiscal 2009
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$641.5	$616.8	$595.5	$937.3
Operating income (loss)	(29.1)	(26.8)	(60.5)	21.5
% of full year:
Sales	23.0%	22.1%	21.3%	33.6%

	Fiscal 2008
(dollars in millions)	Q1	Q2	Q3	Q4

Sales	$729.5	$749.2	$682.1	$1,081.3
Operating income (loss)	(44.9)	(23.1)	(108.2)	27.0
% of full year:
Sales	22.5%	23.1%	21.0%	33.4%

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

Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Physical inventory counts are taken on a regular basis to ensure the inventory reported in our financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated losses on a location-by-location basis. Shrinkage estimates are typically based upon our most recent experience of losses for each particular location. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our shrinkage reserve. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual shrinkage reserved for at January 30, 2010 would have affected net income (loss) by approximately $2 million in 2009.

Our reserve for the markdown of inventories below cost is based on our estimates of inventory aging, customer demand, and the promotional environment. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our markdown reserve. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at January 30, 2010 would have affected net income (loss) by approximately $1 million in 2009.

Costs Associated With Exit Activities

We occasionally vacate stores and other locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income. This liability contains estimates of the amount and duration of potential sublease rental income, which are based upon historical experience and knowledge of the relevant real estate markets. We have not made any material changes in our accounting methodology used to establish this reserve during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 30, 2010 would have affected net income (loss) by approximately $2 million in 2009.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers’ compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims. Our self-insured liabilities contains estimates, based in part upon historical experience, of the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. We have not made any material changes in our accounting methodologies used to establish these reserves during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 30, 2010 would have affected net income (loss) by approximately $2 million in 2009.

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

Gift Cards

We sell gift cards to our customers and record a liability for the face value of all cards issued and unredeemed within the last 12 months. For cards older than 12 months, we record a liability for a portion of the cards’ face value based upon historical redemption trends. This methodology has been materially consistent during the past three years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our gift card liability. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our unredeemed gift card breakage rate at January 30, 2010 would have affected net income (loss) by approximately $15 million in 2009.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due. These liabilities are calculated in accordance with Accounting Standards Codification Topic 740, Accounting for Income Taxes (“ASC 740”).

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

Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audit controversies or changes in the deferred tax valuation allowance. During 2008, we recorded a non-cash charge related to establishing a full valuation allowance against our domestic net deferred tax assets. In 2009, we reversed a portion of this valuation allowance for 2008 losses that could be carried back to earlier tax years through the extended five-year net operating loss carryback period allowed under the Worker Homeownership, and Business Assistance Act of 2009. For 2009, we expect a federal net operating loss carryforward, against which we have recognized a full valuation allowance.

If, in the future, we realize domestic taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, we would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” This guidance establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this statement are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on our consolidated financial statements.

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

In February 2010, the FASB amended its May 2009 accounting and disclosure guidance for subsequent events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The February amendment eliminated the requirement that SEC registrants disclose the date through which the entity has evaluated subsequent events. The amended guidance is effective immediately. We implemented the guidance as originally issued during the quarter ended October 31, 2009, and implemented the amended guidance in this Form 10-K report. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Related Party Transactions

We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed though a combination of normal operating and financing activities, which may include the use of derivative financial instruments in the form of forward foreign currency exchange contracts.

Interest Rate Risk

We are subject to risk resulting from interest rate fluctuations. LIBOR is the rate upon which our variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2010 as compared to 2009, our after-tax losses would increase approximately $2.3 million based on our outstanding debt as of January 30, 2010.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At January 30, 2010, we had no material foreign currency forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Jan. 30,	Jan. 31,	Feb. 2,
	2010	2009	2008

Sales	$2,791.1	$3,242.1	$3,555.1
Other revenue	32.8	33.3	42.3

Total revenue	$2,823.9	$3,275.4	$3,597.4
Cost of merchandise sold (includes occupancy)	2,191.3	2,484.8	2,668.3

Gross margin	632.6	790.6	929.1
Selling, general and administrative expenses	711.3	842.4	912.0
Goodwill impairment	—	40.3	—
Asset impairments and other writedowns	16.2	57.1	13.0

Operating income (loss)	(94.9)	(149.2)	4.1
Interest expense	24.1	45.4	43.1
Warrant/put expense (income)	20.7	(40.1)	—

Total interest expense	44.8	5.3	43.1

Loss before income tax	(139.7)	(154.5)	(39.0)
Income tax provision (benefit)	(29.5)	30.2	(19.1)

Loss from continuing operations	$(110.2)	$(184.7)	$(19.9)

Loss from operations of discontinued operations (net of income tax benefit of $—, $0.9 and $2.9)	—	(1.7)	(8.7)
Gain (loss) from disposal of discontinued operations (net of income tax benefit of $—, $3.1 and $7.6)	0.8	(0.3)	(128.8)

Gain (loss) from discontinued operations (net of tax)	0.8	(2.0)	(137.5)

Net loss	$(109.4)	$(186.7)	$(157.4)

Loss per common share data (Note 2)
Basic:
Loss from continuing operations per common share	$(1.83)	$(3.07)	$(0.34)
Gain (loss) from discontinued operations per common share	$0.01	$(0.03)	$(2.34)

Net loss per common share	$(1.82)	$(3.10)	$(2.68)

Weighted-average common shares outstanding (in millions)	60.1	60.2	58.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 30,	Jan. 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$37.0	$53.6
Merchandise inventories	873.8	915.2
Accounts receivable and other current assets	76.5	102.4
Deferred income taxes	1.0	—

Total current assets	988.3	1,071.2
Property and equipment, net	392.8	494.2
Other assets	39.9	39.4
Deferred income taxes	3.9	4.0
Goodwill	0.3	0.2

Total assets	$1,425.2	$1,609.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$275.4	$329.8
Trade accounts payable	350.8	350.0
Accrued payroll and other liabilities	257.4	279.8
Taxes, including income taxes	44.1	30.1
Deferred income taxes	—	4.0

Total current liabilities	927.7	993.7
Long-term debt	6.6	6.4
Other long-term liabilities	332.6	345.8
Contingencies (Note 8)	—	—

Total liabilities	1,266.9	1,345.9
Stockholders’ equity:
Common stock, 300,000,000 shares authorized; 59,869,384 and 59,903,232 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	187.2	187.4
Accumulated other comprehensive income	16.7	11.9
Retained earnings (deficit)	(45.6)	63.8

Total stockholders’ equity	158.3	263.1

Total liabilities and stockholders’ equity	$1,425.2	$1,609.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 30,	Jan. 31,	Feb. 2,
	2010	2009	2008

Cash provided by (used for):
Net loss	$(109.4)	$(186.7)	$(157.4)
Net income (loss) from discontinued operations	0.8	(2.0)	(137.5)
Loss from continuing operations	(110.2)	(184.7)	(19.9)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	98.8	107.1	103.7
Loss on disposal of assets	3.8	1.9	0.5
Stock-based compensation cost (income)	(0.3)	3.0	5.1
Increase in warrant liability	8.8	0.8	—
(Increase) decrease in deferred income taxes	(4.8)	34.5	(3.7)
Decrease in other long-term assets	0.2	23.6	0.3
(Decrease) increase in other long-term liabilities	(22.5)	(15.7)	4.9
Goodwill impairment	—	40.3	—
Write-off intangible asset	16.2	—	—
Asset impairments and other writedowns	16.2	57.1	13.0
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	43.9	321.4	52.2
Decrease in accounts receivable	10.4	10.2	13.3
Decrease (increase) in prepaid expenses	3.9	9.8	(1.0)
Increase (decrease) in accounts payable	0.2	(160.2)	(59.2)
Increase (decrease) in taxes payable	13.4	13.7	(36.4)
Increase (decrease) in accrued payroll and other liabilities	(21.9)	(29.2)	32.2

Net cash provided by operating activities of continuing operations	56.1	233.6	105.0

Investing
Capital expenditures	(17.9)	(79.9)	(131.3)
Investment in Paperchase	—	(3.6)	(0.8)
Proceeds from the sale of discontinued operations	—	97.3	20.4

Net cash provided by (used for) investing activities of continuing operations	(17.9)	13.8	(111.7)

Financing
Proceeds from the excess tax benefit of options exercised	—	0.5	0.9
Net funding from (repayment of) credit facility	(54.5)	(261.7)	43.4
Funding from short-term note financing	—	42.5	—
Issuance of long-term debt	—	1.2	0.4
Repayment of long-term debt	(0.3)	(1.4)	—
Repayment of long-term capital lease obligations	(1.2)	(0.4)	(0.4)
Issuance of common stock	0.1	(0.4)	3.1
Repurchase of common stock	—	(0.2)	(0.6)
Payment of cash dividends	—	(6.5)	(19.4)

Net cash provided by (used for) financing activities of continuing operations	(55.9)	(226.4)	27.4

Effect of exchange rates on cash and cash equivalents of continuing operations	0.3	(0.9)	0.8

Net cash provided by (used for) provided by operating activities of discontinued operations	0.8	(21.3)	(0.7)
Net cash used for investing activities of discontinued operations	—	(6.5)	(17.8)
Net cash used for by financing activities of discontinued operations	—	—	(41.9)
Effect of exchange rates on cash and cash equivalents of discontinued operations	—	2.8	(0.2)

Net cash provided by (used for) discontinued operations	0.8	(25.0)	(60.6)

Net decrease in cash and cash equivalents	(16.6)	(4.9)	(39.1)

Cash and cash equivalents at beginning of year	53.6	58.5	97.6

Cash and cash equivalents at end of year	$37.0	$53.6	$58.5

Supplemental cash flow disclosures:
Interest paid	$16.6	$36.3	$43.8
Net income taxes (received) paid	$(42.5)	$(34.6)	$12.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions except share amounts)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings (Deficit)	Total

Balance at February 3, 2007	58,476,306	$177.5	$28.5	$438.0	$644.0

Net loss	—	—	—	(157.4)	(157.4)
Discontinued operations currency translation adjustment	—	—	8.7	—	8.7
Foreign currency translation adjustments	—	—	5.2	—	5.2

Comprehensive income					(143.5)
Adoption of FIN 48	—	—	—	(4.2)	(4.2)
Cash dividends declared ($0.41 per common share)	—	—	—	(25.9)	(25.9)
Issuance of common stock	450,855	8.4	—	—	8.4
Repurchase and retirement of common stock	(132,937)	(0.6)	—	—	(0.6)
Tax benefit of equity compensation	—	0.9	—	—	0.9

Balance at February 2, 2008	58,794,224	$186.2	$42.4	$250.5	$479.1

Net loss	—	—	—	(186.7)	(186.7)
Discontinued operations currency translation adjustment	—	—	(17.1)	—	(17.1)
Foreign currency translation adjustments	—	—	(13.4)	—	(13.4)

Comprehensive income					(217.2)
Issuance of common stock	1,787,776	0.9	—	—	0.9
Repurchase and retirement of common stock	(678,768)	(0.2)	—	—	(0.2)
Tax benefit of equity compensation	—	0.5	—	—	0.5

Balance at January 31, 2009	59,903,232	$187.4	$11.9	$63.8	$263.1

Net loss	—	—	—	(109.4)	(109.4)
Foreign currency translation adjustments	—	—	4.8	—	4.8

Comprehensive income					(104.6)
Issuance of common stock	908,210	3.1	—	—	3.1
Repurchase and retirement of common stock	(942,058)	(3.3)	—	—	(3.3)

Balance at January 30, 2010	59,869,384	$187.2	$16.7	$(45.6)	$158.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through our subsidiaries including Borders, Inc. (“Borders”) (individually and collectively, “we,” “our” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At January 30, 2010, we operated 511 superstores under the Borders name, including 508 in the United States and three in Puerto Rico. We also operated 175 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as 29 Borders-branded airport stores. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of January 30, 2010, Paperchase operated 85 stores, primarily in the United Kingdom, and Paperchase shops have been added to 333 Borders superstores.

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

Fiscal Year: Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2009 consisted of 52 weeks and ended on January 30, 2010. Fiscal 2008 consisted of 52 weeks and ended on January 31, 2009. Fiscal 2007 consisted of 52 weeks and ended February 2, 2008. References herein to years are to our fiscal years.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of our foreign operations are the respective local currencies. All assets and liabilities of our foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity and comprehensive income. Excluding discontinued operations, foreign currency transaction gains/(losses) were $1.1, $1.5, and $(1.9) in 2009, 2008, and 2007, respectively.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $69.3 and $80.9 as of January 30, 2010, and January 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The carrying value of our inventory is affected by reserves for shrinkage (i.e., physical loss due to theft, etc.) and markdowns. Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Our reserve for the markdown of inventories below cost is based on our estimates of inventory aging, customer demand, and the promotional environment. We account for inventory markdowns in a manner that creates a new cost basis for the applicable inventory as set forth in Accounting Standards Codification 330, “Inventory” (“ASC 330”). As such, write-downs of inventories are not restored if market value recovers prior to sale or disposition.

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

Goodwill: Pursuant to the provisions of Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), our goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to ASC 350, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. Our reporting units were identified as the operating segments of the Borders Superstores reporting segment, the Waldenbooks Specialty Retail operating segment, and the components of the International operating segment. The carrying amounts of the net assets of the applicable reporting units (including goodwill) are compared to the estimated fair values of those reporting units. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Changes in any of the assumptions underlying these estimates may result in the future impairment of goodwill.

If an impairment is detected due to the carrying value of the reporting unit being greater than the fair value, ASC 350 requires that an analysis be completed to determine the amount of the goodwill impairment. To determine the amount of the goodwill impairment, the fair value of the reporting unit is allocated to each of the reporting unit’s assets and liabilities. The amount of fair value remaining (if any) after this allocation is then compared to the recorded value of goodwill. If the remaining fair value exceeds the recorded value of goodwill, no impairment exists. If, however, the remaining fair value is less than the recorded value of goodwill, goodwill must be reduced to the amount of remaining fair value, with the reduction being recorded as an expense on the statement of operations. We perform our annual test for goodwill impairment at the end of each fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification 840, “Leases” (“ASC 840”). We use our incremental borrowing rate in the assessment of lease classification, and define initial lease term to include the construction build-out period, but to exclude lease extension period(s). We conduct operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on our consolidated balance sheets, totaling $126.2 and $125.3 of January 30, 2010 and January 31, 2009, respectively.

Landlord Allowances: We classify landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on our consolidated balance sheets, totaling $91.7 and $106.7 as of January 30, 2010 and January 31, 2009, respectively, and as an operating activity on our consolidated statements of cash flows. Also, we amortize landlord allowances over the life of the initial lease term, and classify this amortization as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

Financial Instruments: The recorded values of our financial instruments, which include accounts receivable, accounts payable and indebtedness, approximate their fair values.

Pursuant to the provisions of Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), we recognize the fair value of derivatives on the consolidated balance sheets when applicable.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) includes exchange rate fluctuations. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income (loss) represents $16.7 and $11.9 for exchange rate fluctuations as of January 30, 2010 and January 31, 2009, respectively.

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

Pre-Opening Costs: We expense pre-opening costs as incurred and classify such costs as a component of “Selling, general, and administrative expenses” in our consolidated statements of operations.

Closing Costs: Pursuant to the provisions of Statement of Accounting Standards Codification 420, “Exit or Disposal Cost Obligation” (“ASC 420”), the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure. For vacated locations that are under long-term leases, we record a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income.

Borders Rewards: Membership in our loyalty program, Borders Rewards, is free, with no enrollment costs or annual fees. Members can earn Borders Bucks in increments of $5 for each cumulative $150 they spend on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

qualifying purchases in a calendar year in any of our stores nationwide. Borders Bucks are awarded to members on the first of the month following the month they reach the qualifying $150 spend level, and they expire on the last day of the month of receipt.

We accrue the cost of Borders Bucks awards once they are earned by members, less an assumed breakage rate for those awards not expected to be redeemed. The breakage rate is determined by historical redemption experience. Any difference between the liability recorded for Borders Bucks and the amount of Borders Bucks that are actually redeemed in the subsequent month are categorized as an adjustment of “Sales” on our consolidated statements of operations in that month.

Gift Cards: We sell gift cards to our customers and record a liability for the face value of all certificates issued and unredeemed within the last 12 months. For unredeemed certificates older than 12 months, we adjust the related liability to represent only that amount expected to be redeemed. We recognize the income related to this adjustment as a component of “Other revenue” in our consolidated statements of operations, totaling $10.6 in 2009, $9.6 in 2008, and $23.2 in 2007. We have included the liability for gift cards as a component of “Accrued payroll and other liabilities” on our consolidated balance sheets, totaling $115.5 and $122.9 as of January 30, 2010 and January 31, 2009, respectively.

We recognize income from unredeemed gift cards when the likelihood of the cards being redeemed is remote, which occurs when unredeemed cards reach 13 months past their issuance date. No income is recognized on unredeemed gift cards that have been issued within the past 12 months. Our gift cards do not have expiration dates.

A breakage factor, representing the percentage of gift card dollar value expected to never be redeemed, is applied to the total unredeemed gift card dollar value issued beyond the past 12 months. This breakage factor is based upon analysis of historical redemption trends, and is updated annually to reflect recent experience. The historical data that we evaluate to determine the breakage factor ranges from the current date back to 1998, when we first issued electronic gift cards.

We do not believe we are required to remit unredeemed gift card receipts to governmental jurisdictions as abandoned property based upon our assessment of applicable laws, after consultation with external legal counsel.

Advertising Costs: We expense advertising costs as incurred, and recorded approximately $19.4, $24.8, and $32.5 of gross advertising expenses in 2009, 2008, and 2007, respectively.

We receive payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, we contract with vendors to promote merchandise for specified time periods. Vendor consideration, which represents a reimbursement of specific, incremental, identifiable costs, is included in the “Selling, general and administrative expense” in our consolidated statements of operations, along with the related costs, in the period the promotion takes place. As a percentage of gross advertising expenses, such consideration totaled approximately (82.7%), (78.4%), and (65.2%) in 2009, 2008, and 2007, respectively. Consideration that exceeds such costs is classified as a reduction of the “Cost of merchandise sold” line on the consolidated statements of operations. Additionally, we recorded $2.3 and $2.5 of vendor consideration as a reduction to our inventory balance at January 30, 2010 and January 31, 2009, respectively.

We also receive credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified as the “Cost of merchandise sold” in our consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Advertising costs not part of the programs listed above are included in the “Selling, general and administrative expenses” in our consolidated statements of operations.

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

Equity-Based Compensation: We account for equity-based compensation in accordance with the provisions of Statement of Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718)”). We record compensation cost for equity-based compensation in the “Selling, general and administrative expense” of our consolidated statements of operations.

New Accounting Guidance: In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance on business combinations. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” This guidance establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this statement are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on our consolidated financial statements.

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

In February 2010, the FASB amended its May 2009 accounting and disclosure guidance for subsequent events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The February amendment eliminated the requirement that SEC registrants disclose the date through which the entity has evaluated subsequent events. The amended guidance is effective immediately. We implemented the guidance as originally issued during the quarter ended October 31, 2009, and implemented the amended guidance in this Form 10-K report. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation, including reclassifying pre-opening costs into “Selling, general and administrative expenses.”

NOTE 2 —	WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2009	2008	2007

Weighted-average common shares outstanding — basic	60,058	60,212	58,742
Dilutive effect of employee stock options	—	—	—

Weighted-average common shares outstanding — diluted	60,058	60,212	58,742

Unexercised employee stock options and unvested restricted share units to purchase 3.4 million, 4.5 million, and 3.6 million common shares as of January 30, 2010, January 31, 2009, and February 2, 2008, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the Company generating losses in each of the respective fiscal years.

We also have unexercised warrants which were issued to Pershing Square to purchase 14.7 million common shares outstanding as of January 30, 2010 and January 31, 2009. These shares were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the Company generating losses in each of the respective fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 3 —	GOODWILL IMPAIRMENT

As of January 31, 2010 we have $0.3 of goodwill on our consolidated balance sheet, relating to our Paperchase U.K. business. As of January 30, 2010, no impairment of this goodwill was required.

As a result of our annual test on January 31, 2009, all of the goodwill allocated to the Borders Superstores segment was impaired, and we recorded a resulting charge of $40.3 in the fourth quarter of 2008. This impairment was primarily the result of changes in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

The charge is categorized as “Goodwill impairment” on our consolidated statements of operations.

NOTE 4 —	ASSET IMPAIRMENTS AND OTHER WRITEDOWNS

Asset Impairments: In accordance with the provisions of Accounting Standards Codification 360, “Property, Plant, and Equipment,” (“ASC 360”) we evaluate the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, we evaluate the recoverability of the affected assets.

During 2009, due to the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the fourth quarter of 2009. As a result of these tests, we recorded a charge of $16.2, comprised of the following: $15.0 related to Borders superstores, $0.4 related to Waldenbooks Specialty Retail stores and $0.8 related to Paperchase U.K.

During 2008, due to the impairment of the goodwill related to the Borders Superstores segment and the items present in 2009, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5, comprised of the following: $48.1 related to Borders superstores, $4.7 related to Waldenbooks Specialty Retail stores and $0.7 related to one Borders store in Puerto Rico.

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

The charges taken for these impairments are categorized as “Asset impairments and other writedowns” in our consolidated statements of operations.

During the fourth quarter of 2009, we identified approximately $10.3 of revisions to inventory recorded in prior years. The revisions were recorded in the fourth quarter and are categorized as “Cost of merchandise sold (includes occupancy) in our consolidated statements of operations. They were not material to our financial statements.

Store Closings: In accordance with the provisions of Accounting Standards Codification 420, “Exit or Disposal Cost Obligations” (“ASC 420”), we expense when incurred all amounts related to the discontinuance of operations of facilities identified for closure. These expenses typically pertain to occupancy costs, inventory markdowns, asset impairments, and store payroll and other costs. When we close any of our facilities, the inventory of the closed store is either returned to vendors or marked down and sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Leasehold improvements, furniture, fixtures and equipment are generally discarded or sold for nominal amounts.

Borders superstores closed during 2009 averaged approximately 20 employees per store and Waldenbooks Specialty Retail stores closed during 2009 averaged between five to 18 employees per store, who have been or will be displaced by the closures, with a portion being transferred to other Borders superstore or Waldenbooks Specialty Retail locations. Those employees not transferred are eligible for involuntary termination benefits. The total amount of these benefits for the Borders superstores closed in 2009 is not significant. The total amount of these benefits for the Waldenbooks Specialty Retail stores closed in 2009 is approximately $2.3.

During 2009, we recorded a $11.5 charge for the closing costs of our stores, consisting of the following: $3.2 related to the closure of seven Borders superstores (which included $3.0 of income related to occupancy items and $3.5 of expense related to asset disposals), $7.8 related to the closure of 212 Waldenbooks Specialty Retail stores (of which $1.9 were occupancy costs, $4.2 were inventory writeoffs and $0.4 of asset disposals), and $0.5 related to Paperchase U.K. The remainder of the charges for both the Borders superstores and Waldenbooks Specialty Retail segments consisted primarily of costs to close the stores, including signage removal and cleaning costs. The charge for Paperchase U.K. related to the disposal of assets located in Borders U.K. stores, which were closed during December 2009.

During 2008, we recorded a $4.9 charge for the closing costs of our stores, consisting of the following: $3.9 related to the closure of six Borders superstores (of which $0.4 were occupancy costs) and $1.0 related to the closure of 112 Waldenbooks Specialty Retail stores (of which $0.9 were occupancy costs). The non-occupancy charge for both segments consisted primarily of asset impairments.

During 2007, we recorded a $12.3 charge for the closing costs of our stores, consisting of the following: $11.0 related to the closure of eight Borders superstores (of which $5.4 were occupancy costs) and $1.3 related to the closure of 75 Waldenbooks Specialty Retail stores (of which $0.6 were occupancy costs). The non-occupancy charge for both segments consisted primarily of asset impairments.

Asset impairment costs related to store closings are categorized as “Asset impairments and other writedowns,” inventory writeoffs and occupancy costs are categorized as “Cost of merchandise sold (includes occupancy),” and involuntary termination benefits and other costs are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	2009	2008

Beginning reserve balance	$25.6	$13.2
Current period charge	3.9	16.7
Current period reserve adjustment	(3.5)	(0.2)
Current period cash payments	(8.3)	(4.1)

Ending reserve balance	$17.7	$25.6

The charge taken during 2009 was primarily due the closure of 212 Waldenbooks Specialty Retail stores during the year. The reserve adjustment recorded during 2009 resulted from the termination of store leases earlier than originally anticipated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The following table summarizes the sales and operating loss for Borders superstores closed in each of the following fiscal years:

	2009	2008	2007

Sales	$19.2	$21.9	$28.0
Operating loss	(2.0)	(2.6)	(3.8)

The following table summarizes the sales and operating loss for the Waldenbooks Specialty Retail stores closed in each of the following fiscal years:

	2009	2008	2007

Sales	$149.7	$64.4	$37.1
Operating loss	(9.2)	(5.7)	(3.2)

NOTE 5 —	COSTS ASSOCIATED WITH TURNAROUND EFFORT

During 2008 we launched a turnaround effort designed to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in our investment in music and movie inventory. These efforts continued throughout 2009, and included a reduction of floor space devoted to multimedia product in our superstores.

A summary of the costs associated with our turnaround effort follows:

	2009	2008

Consulting and legal fees	$6.0	$11.2
Severance costs	6.7	16.4
Retention costs	1.3	2.3
Multimedia inventory reduction costs, including accelerated depreciation costs	11.3	—
Music inventory markdowns	—	6.5
Paperchase strategic alternative costs	—	0.1

Total	$25.3	$36.5

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold” on our consolidated statements of operations. The multimedia inventory reduction costs are categorized partially as “Cost of merchandise sold” and partially as “Selling, general and administrative expenses” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 6 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2009	2008

Property and equipment
Buildings	$6.3	$6.3
Leasehold improvements	540.8	580.3
Furniture and fixtures	852.8	912.0
Construction in progress	5.4	3.2

	1,405.3	1,501.8
Less — accumulated depreciation and amortization	(1,012.5)	(1,007.6)

Property and equipment, net	$392.8	$494.2

NOTE 7 —	INCOME TAXES

The income tax provision (benefit) from continuing operations consists of the following:

	2009	2008	2007

Current
Federal	$(28.0)	$(12.4)	$(24.5)
State and local	(3.3)	0.3	(3.5)
Foreign	4.0	2.3	5.8
Deferred
Federal	—	31.4	4.5
State and local	—	8.7	0.9
Foreign	(2.2)	(0.1)	(2.3)

Total income tax provision (benefit)	$(29.5)	$30.2	$(19.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

A reconciliation of the federal statutory rate to our effective tax rate follows:

	2009	2008	2007

Federal statutory rate	$(48.9)	$(54.1)	$(13.7)
State and local taxes, net of federal tax benefit	0.4	0.2	(2.6)
Foreign income taxes	1.6	(1.1)	(0.1)
Increase (decrease) in valuation allowance	14.3	85.4	(2.7)
Non-deductible goodwill impairment	—	14.1	—
Non-deductible expiration of put option	4.1	—	—
Non-deductible expense from stock warrant remeasure	1.6	(14.0)	—
Other	(2.6)	(0.3)	—

Total income tax provision (benefit)	$(29.5)	$30.2	$(19.1)

Deferred tax assets and liabilities resulted from the following:

	2009	2008

Deferred tax assets
Accruals and other current liabilities	$16.2	$18.3
Deferred revenue	9.3	11.1
Other long-term liabilities	15.5	12.0
Deferred compensation	3.2	5.1
Deferred rent	53.2	57.2
State deferred tax assets, net of federal effect	2.9	5.6
Foreign deferred tax assets	3.4	2.6
Asset impairments and other writedowns	28.8	32.1
Capital loss carryforward	19.6	23.1
Net operating loss carryforward	69.3	43.8
Tax credit carryforwards	3.2	0.7

Total deferred tax assets	224.6	211.6
Less: valuation allowance	(140.7)	(125.2)

Net deferred tax assets	83.9	86.4
Deferred tax liabilities
Inventory	9.0	16.6
Property and equipment	69.6	68.0
Foreign deferred tax liabilities	0.4	1.8

Total deferred tax liabilities	79.0	86.4

Net deferred tax assets (liabilities)	$4.9	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

From 2008 to 2009, our net deferred tax assets increased to $4.9 due to an increase in deferred tax assets in foreign jurisdictions that do not require a valuation allowance and an increase in deferred tax assets offset by uncertain tax positions. Total deferred tax assets and the valuation allowance for 2008 have been restated to include the tax effect of state net operating loss carryforwards. The deferred benefit of these state net operating loss carryforwards is fully offset by a valuation allowance, as it is more likely than not that a future benefit will not be realized for these assets. Net deferred tax assets for 2008 have not changed.

We have a federal gross net operating loss (NOL) carryforward of $141.0, which can be carried forward through 2029, state apportioned NOL carryforwards of $252.1, with carryforward periods ranging from one to 20 years, depending on the taxing jurisdiction, and a federal gross capital loss carryforward of $56.0, which can be carried forward through 2012. We have recorded a full valuation allowance against the tax-effect of our domestic NOL carryforwards and the capital loss carryforward, as it is more-likely-than-not that a future benefit from these carryforwards will not be realized. We also have gross tax NOL carryforwards from continuing operations in foreign jurisdictions totaling $4.5 as of January 30, 2010, $1.0 as of January 31, 2009, and $10.1 as of February 2, 2008. These losses have an indefinite carryforward period. We established a valuation allowance to reflect the uncertainty of realizing a portion of the benefits of these net operating losses and deferred assets in foreign jurisdictions.

We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. During the third quarter of 2008, we recorded a full valuation allowance against our domestic net deferred tax assets, as we determined that it was more-likely-than-not that a future benefit would not be realized from these assets. This determination was based upon several negative factors, including our being in a three-year cumulative loss position as of the end of the third quarter. This position has not changed as of January 30, 2010. However, during 2009, we realized the benefit of what was previously our 2008 federal net operating loss carryforward as a result of the extended net operating loss carryback period allowed under the Worker, Homeownership, and Business Assistance Act of 2009 (“The Act”). This change in tax law temporarily extended the federal net operating loss carryback period from two to five years, allowing us to recover taxes paid in 2003 and 2004, totaling $32.4. As a result of this law change, we reversed the valuation allowance that had previously been recorded against our 2008 net operating loss carryforward. This does not affect our overall determination that a valuation allowance should be maintained against our other domestic deferred tax assets, including our 2009 domestic net operating loss carryforwards.

Should conditions improve to the extent that we generate future taxable income of the appropriate character within the loss carryforward period, we would then be able to reverse some or all of this valuation allowance, resulting in an income tax benefit.

Consolidated domestic income (loss) from continuing operations before taxes was $(142.3) in 2009, $(167.0) in 2008, and $(46.1) in 2007. The corresponding amounts for foreign operations were $2.6 in 2009, $12.5 in 2008, and $7.1 in 2007.

During the year, Paperchase Products, Ltd., a foreign subsidiary, declared a dividend to its parent companies of $7.0. Of this amount, $1.0 was remitted back to the United States. With respect to our Paperchase business, we no longer consider the earnings of this subsidiary to be permanently reinvested, and have provided U.S. income taxes for the potential distribution of earnings and profits.

With respect to our other foreign companies, we assert our historical policy and experience of permanently reinvesting the foreign companies’ undistributed earnings. As such, we have not accrued as an expense any U.S. income taxes attributable to undistributed earnings for the current period ending January 30, 2010. Cumulative foreign earnings considered permanently reinvested totaled $— as of January 30, 2010 and $37.9 as of January 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”, codified within ASC 740-10), on February, 4, 2007. Upon adoption, we recognized an additional $4.2 liability for uncertain tax positions, which was accounted for as a reduction to beginning retained earnings. The adoption of FIN 48 also resulted in the reclassification of $7.2 from current taxes payable to non-current accrued liabilities, based upon management’s estimate of when these liabilities will ultimately be settled.

As of January 31, 2009, gross unrecognized tax benefits totaled $23.5. As of January 30, 2010 this balance decreased to $23.3. The decrease in the liability for income taxes associated with uncertain tax positions of $0.2 primarily relates to the favorable impact of audit activity and statute of limitation expirations, partially offset by recognizing the unfavorable impact of certain domestic positions. These balances represent the total amount of uncertain tax positions that, if recognized, would favorably affect the effective tax rate.

The following table summarizes the total amount of unrecognized tax benefits for 2009, 2008 and 2007:

	2009	2008	2007

Beginning balance	$23.5	$21.2	$11.2
Additions to tax positions related to current year	1.6	5.0	15.3
Additions to tax positions related to prior years	2.2	2.0	0.3
Reductions to tax positions related to prior years	(3.3)	(3.7)	(3.2)
Reductions to tax positions related to settlements with tax authorities	(0.2)	(0.2)	(0.2)
Reductions to tax positions related to lapse of statutory limitations	(0.5)	(0.8)	(2.2)

Ending balance	$23.3	$23.5	$21.2

Increases or decreases to these unrecognized tax benefits that are reasonably possible in the next 12 months are not expected to be significant.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We recognized net tax expense for tax related interest and penalties of $0.7 for the year ended January 30, 2010, $0.3 for the year ended January 31, 2009 and $0.8 for the year ended February 2, 2008 in the consolidated statement of operations. We recognized a gross liability for the payment of tax related interest and penalties of $8.7 for the year ended January 30, 2010, $8.0 for the year ended January 31, 2009 and $7.5 for the year ended February 2, 2008 in our consolidated balance sheets.

A number of our tax returns remain subject to examination by taxing authorities. These include federal returns from 2003 through 2008, tax returns in certain states for 1996 through 2008, and tax returns in certain foreign jurisdictions for 2004 through 2008. For federal purposes, tax returns from earlier years were reopened to examination as a result of the filing of net operating loss carryback claims to recover taxes paid in 2003, 2004 and 2005.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate web sites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties, the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the state’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. Joint motions to dismiss the case based on common issues were filed by the defendants and have been denied, and the court is now proceeding to consider individual motions to dismiss the case, including a motion filed by the Company. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In October 2009, U.S. Ethernet Innovations, LLC offered us an unsolicited license to 35 U.S. and foreign patents relating to Ethernet technology for a one-time fee of $3.0, and implied that it would commence litigation if we do not accept the offer. We are evaluating the offer, as well as the amount of our potential exposure, which could be greater or less than $3.0, if we do not accept the offer. We intend to seek indemnification from the relevant equipment vendors. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.

NOTE 9 —	DEBT

Credit Facility: We had a Multicurrency Revolving Credit Agreement, as amended (the “Prior Credit Agreement”), which was scheduled to expire in July 2011. The Prior Credit Agreement provided for borrowings of up to $1,125.0 secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement were limited to a specified percentage of eligible inventories and accounts receivable and bore interest at a variable base rate plus the applicable increment or LIBOR plus the applicable increment at our option. Eligible inventory was based upon the approximate liquidation value, as determined from time to time by an independent third party. The Credit Agreement (i) included a fixed charge coverage ratio requirement of 1.1 to 1 that was applicable only if outstanding borrowings under the facility exceed 90% of permitted borrowings thereunder, (ii) contained covenants that limited, among other things, our ability to incur indebtedness, grant liens, make investments, consolidate or merge or dispose of assets, (iii) prohibited dividend payments and share repurchases that would result in borrowings under the facility exceeding 90% of permitted borrowings thereunder, and (iv) contained default provisions that are typical for this type of financing, including a cross default provision relating to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

other indebtedness of more than $25.0 and a default provision should we receive a going concern qualification on our annual financial statements from our independent registered public accounting firm.

We had borrowings outstanding under the Prior Credit Agreement of $232.3, $286.7, and $547.3 at January 30, 2010, January 31, 2009, and February 2, 2008, respectively. The weighted average interest rate on Prior Credit Agreement borrowings in 2009, 2008, and 2007 was approximately 3.8%, 5.4%, and 7.1%, respectively.

At January 30, 2010, the funding available under the Prior Credit Agreement was $257.6. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

Pershing Square Term Loan: On April 9, 2008, we completed a financing agreement with Pershing Square Capital Management, L.P. (“Pershing Square”) on behalf of certain of its affiliated investment funds. Under the terms of the agreement, Pershing Square loaned $42.5 to us with an original maturity of January 15, 2009. This agreement contains covenants, restrictions, and default provisions similar to those contained in the Prior Credit Agreement described above. The agreement was subsequently amended three times, most recently on March 30, 2009, extending the expiration date of the term loan to April 1, 2010.

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”). Separately on March 31, 2010, we paid the principal outstanding to Pershing Square. Please see “Note 18 — Subsequent Events” for full descriptions of the Credit Agreement and the Term Loan Agreement.

As of January 30, 2010, we were in compliance with our debt covenants. We currently do not meet the Credit Agreement’s fixed charge coverage ratio requirement. This requirement is not currently applicable, however, because borrowings under the Credit Agreement have not exceeded the permitted borrowing levels.

Debt of Consolidated VIEs: We include the debt of two variable interest entities (“VIEs”), in our consolidated balance sheets. Scheduled principal payments of this debt as of January 30, 2010 total $0.2 in 2010, $0.2 in 2011, $0.3 in 2012, $0.3 in 2013, $0.3 in 2014, $3.5 in all later years, and in the aggregate, total $4.8. See “Note 10 — Leases” for further discussion of our consolidation of these VIEs.

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

Operating Leases: We conduct operations primarily in leased facilities. Store leases are generally for initial terms of 15 to 20 years. Borders’ leases generally contain multiple three- to five-year renewal options which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

allow Borders the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Waldenbooks Specialty Retail’s leases generally do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

Lease Commitments: Future minimum lease payments under operating leases at January 30, 2010 total $291.2 in 2010, $276.7 in 2011, $266.4 in 2012, $254.3 in 2013, $237.5 in 2014, and $1,015.0 in all later years, and in the aggregate, total $2,341.1. Future minimum lease payments to be received under subleasing arrangements at January 30, 2010 total $4.2 in 2010, $4.1 in 2011, $3.8 in 2012, $3.4 in 2013, $2.5 in 2014, and $4.8 in all later years, and in the aggregate, total $22.8.

Rental Expenses: A summary of operating lease minimum and percentage rental expense, excluding discontinued operations, follows:

	2009	2008	2007

Minimum rentals	$331.5	$353.9	$338.8
Percentage rentals	1.5	1.7	30.3

Total	$333.0	$355.6	$369.1

Capitalized Leases: We, at times, account for certain items under capital leases. Scheduled principal payments of capitalized leases as of January 30, 2010 total $1.3 in 2010, $1.0 in 2011, $0.6 in 2012, $0.3 in 2013, and in the aggregate, total $3.2.

Consolidated VIEs: At January 30, 2010, we are the primary beneficiary of two variable interest entities (“VIEs”), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidate these VIEs and have recorded property and equipment, net of accumulated depreciation, of $4.5, and long-term debt (including current portion) of $4.8 at January 30, 2010, and have recorded property and equipment, net of accumulated depreciation, of $4.7, and long-term debt (including current portion) of $5.0 at January 31, 2009.

NOTE 11 —	EMPLOYEE BENEFIT PLANS

Employee Savings Plan: Employees who meet certain requirements as to age and service are eligible to participate in our 401(K) Savings Plan. Our expense related to this plan was $—, $1.6, and $4.0 for 2009, 2008, and 2007, respectively, and consisted primarily of a match of certain employee contributions. We suspended this match payment as of July 1, 2008.

NOTE 12 —	STOCK-BASED COMPENSATION PLANS

2004 Long-Term Incentive Plan: We maintain the 2004 Long-Term Incentive Plan (the “2004 Plan”), under which we may grant stock-based awards to our employees and non-employee directors, including restricted shares and share units of our common stock and options to purchase our common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. Three million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At January 30, 2010, 4.6 million shares remained available for grant.

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

We grant time-vested restricted stock to our senior management personnel. We recognize compensation expense for time-vested restricted stock in accordance with the provisions of Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we record compensation cost based on the fair market value of the time-vested restricted stock on the date of grant over the vesting period.

Upon the exercise of options, grant of restricted shares or restricted share unit conversion, we issue new shares to satisfy the share requirement. We do not expect to repurchase any shares during the next twelve months.

A summary of the information relative to our stock option plans are as follows (number of shares in thousands):

		Weighted-	Aggregate	Weighted-
	Number	Average	Intrinsic	Average
All Plans	of Shares	Exercise Price	Value	Contract Life

Outstanding at February 3, 2007	4,841	$24.22
Granted	1,781	$18.24
Exercised	173	$16.43	$0.9
Forfeited	2,813	$26.79
Outstanding at February 2, 2008	3,636	$19.69	$71.6	4.3
Granted	2,700	$0.96
Exercised	—	$—	$—
Forfeited	1,827	$20.36
Outstanding at January 31, 2009	4,509	$8.20	$—	5.5
Granted	415	$2.64
Exercised	—	$—	$—
Forfeited	1,565
Outstanding at January 30, 2010	3,359	$4.82	$0.6	5.6
Balance exercisable at
February 2, 2008	1,666	$21.71	$36.2	2.1
January 31, 2009	1,187	$18.44	$—	2.2
January 30, 2010	1,245	$8.42	$0.2	4.9

The weighted-average fair values of options at their grant date were $1.61, $0.52, and $3.66 in 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date. The following assumptions were used in the calculation:

	2009	2008	2007

Risk-free interest rate	2.4-3.4%	1.9-3.2%	3.9-5.1%
Expected life	4 years	3-5 years	3-5 years
Historical volatility	108.3-114.7%	45.0-90.8%	25.3-29.7%
Expected dividends	—	—	1.8-4.1%

We recognized stock-based compensation expense of $3.1, or $0.05 per share, net of a $— tax benefit, for the year ended January 30, 2010, $2.7, or $0.04 per share, net of a $0.3 tax benefit, for the year ended January 31, 2009, and $3.2, or $0.05 per share, net of a $1.9 tax benefit, for the year ended February 2, 2008. As of January 30, 2010, we have $2.9 of stock-based compensation cost related to non-vested awards, which is expected to be recognized in our statements of operations within the next 1.75 years.

A summary of the information relative to our granting of stock-based awards other than options follows (number of shares in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Purchase Price	at Grant Date FMV

Stock purchased:
2004 Plan (or prior plan)
2007	30	$16.82	$21.37
2008	30	$4.54	$6.15
2009	—	$—	$—
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2007	250	$—	$18.06
2008	1,726	$—	$5.86
2009	698	$—	$1.17

A summary of the non-vested stock and stock units follows (number of shares in thousands):

	Number of	Weighted-Average
All Plans	Shares	at Grant Date FMV

Outstanding at January 31, 2009	1,150	$8.21
Granted	698	$1.17
Vested	51	$24.31
Forfeited	935	$5.69
Outstanding at January 30, 2010	862	$4.31

NOTE 13 —	ACQUISITION OF REMAINING INTEREST IN PAPERCHASE PRODUCTS, LTD.

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

	2009	2008	2007

Sales
Borders Superstores	$2,265.8	$2,625.4	$2,847.2
Waldenbooks Specialty Retail	387.3	480.0	562.8
International	138.0	136.7	145.1

Total sales	$2,791.1	$3,242.1	$3,555.1

Depreciation expense
Borders Superstores	$85.0	$90.7	$90.2
Waldenbooks Specialty Retail	8.3	10.6	7.7
International	5.5	5.8	5.8

Total depreciation expense	$98.8	$107.1	$103.7

Operating income (loss)
Borders Superstores	$(47.1)	$(100.9)	$30.6
Waldenbooks Specialty Retail	(33.3)	(27.5)	(21.4)
International	0.9	3.7	8.0
Corporate	(15.4)	(24.5)	(13.1)

Total operating income (loss)	$(94.9)	$(149.2)	$4.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

	2009	2008	2007
Total assets
Borders Superstores	$1,208.5	$1,312.7	$1,719.5
Waldenbooks Specialty Retail	106.6	185.9	264.9
International	79.1	74.2	86.2
Corporate	31.0	36.2	76.5

Total assets of continuing operations	$1,425.2	$1,609.0	$2,147.1
Discontinued operations	—	—	155.6

Total assets	$1,425.2	$1,609.0	$2,302.7

Capital expenditures
Borders Superstores	$8.2	$55.2	$101.1
Waldenbooks Specialty Retail	1.4	6.5	8.9
International	6.4	14.5	10.0
Corporate	1.9	3.7	11.3

Total capital expenditures	$17.9	$79.9	$131.3

Total assets for the Corporate segment include certain corporate headquarters asset balances, which have not been allocated to the other segments; however, depreciation expense associated with such assets has been allocated to the other segments as follows:

	2009	2008	2007

Borders Superstores	$7.3	$7.2	$10.4
Waldenbooks Specialty Retail	1.2	1.9	0.1
International	—	—	0.2

Total	$8.5	$9.1	$10.7

Long-lived assets by geographic area are as follows:

	2009	2008	2007

Long-lived assets:
Domestic	$405.3	$508.9	$714.5
International	31.6	28.9	28.6

Total long-lived assets of continuing operations	$436.9	$537.8	$743.1
Discontinued operations	—	—	53.6

Total long-lived assets	$436.9	$537.8	$796.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

Sales by merchandise category are as follows:

	2009	2008	2007

Sales
Books	$1,890.6	$2,184.2	$2,330.7
Music	123.4	182.5	264.8
Video	125.8	188.0	248.6
Gifts & stationery	275.1	283.8	287.0
Newsstand	139.0	163.9	177.4
Other	237.2	239.7	246.6

Total sales	$2,791.1	$3,242.1	$3,555.1

NOTE 15 —	DISCONTINUED OPERATIONS

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

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $12.9. As of January 30, 2010, we have recorded a liability of approximately $0.8 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.7. We have recorded a tax liability of $2.0 for this contingency as of January 30, 2010.

As a result of the sale of the Australia, New Zealand and Singapore bookstores, a portion of the intangible asset attributable to these businesses, resulting from the Pershing Square Financing Agreement and which totaled $17.5, was added to the carrying value of the related businesses and expensed upon disposal, which occurred in the second quarter of 2008.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) deferred payments payable if certain actual operating results were achieved; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.7 which mature in 2017 or sooner upon the occurrence of certain events. The relevant operating results required to receive the deferred payment described in (ii) above were not achieved, and we did not receive the deferred consideration. During the third quarter of 2009, we received a partial payment of $0.8 on the 7% loan notes described in (iv) above. We had attributed only a nominal value to our 7% loan notes, and as a result, recorded a gain of $0.8. This gain is classified as discontinued operations in our consolidated statements of operations.

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

	2009	2008	2007

Total revenue	$—	$80.8	$455.6
Loss from operations of discontinued operations before income tax	—	(2.6)	(11.6)
Loss from operations of discontinued operations (net of income tax benefit of $—, $0.9 and $2.9, respectively)	—	(1.7)	(8.7)
Gain (loss) on disposal of discontinued operations (net of income tax benefit of $—, $3.1 and $7.6, respectively)	0.8	(0.3)	(128.8)
Gain (loss) from discontinued operations (net of income tax benefit of $—, $4.0 and $10.5, respectively)	0.8	(2.0)	(137.5)

We also guarantee the leases of four stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $139.7. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee would automatically terminate if Borders U.K. Limited achieved a specified level of net assets, a provision which we believe has been met. The maximum potential liability for this location is $26.2. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate its loss or to act reasonably, which could further reduce our potential liability. At January 30, 2010, we have reserved $10.1 based upon the likelihood that we will be required to perform under these guarantees.

On December 22, 2009, Borders U.K. Limited ceased operations, a result of filing for administration on November 26, 2009. Previously, Borders U.K. Limited announced that it had agreed to sell the leasehold interests in five stores, including two of the leases guaranteed by the Company, to a fashion retailer. In addition, one of the leases was assigned to another retailer as part of the administration process and the Company’s guarantee was continued. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.7, and as of January 30, 2010 we have recorded a liability of approximately $3.5 based upon the likelihood that we will be required to perform under the indemnification.

NOTE 16 —	PERSHING SQUARE FINANCING ARRANGEMENT

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. This agreement was subsequently amended three times, most recently on March 30, 2009. The financing agreement with Pershing Square, as amended, consists of the following:

1. A $42.5 senior secured term loan with a maturity date of April 1, 2010 and which was paid on March 31, 2010, with an interest rate of 9.8% per annum. The term loan was secured by an indirect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

pledge of approximately 65% of the stock of Paperchase pursuant to a Deed of Charge Over Shares. In the event that Paperchase was sold, all proceeds from the sale were required to be used to prepay the term loan. The representations, covenants and events of default therein were otherwise substantially identical to our Prior Credit Agreement, other than some relating to Paperchase. Such exceptions were not expected to interfere with our operations or the operations of Paperchase in the ordinary course of business. See “Note 18 — Subsequent Events” for further discussion related to the payoff of the principal amounts outstanding under the term loan to Pershing Square.

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

In accordance with ASC 480, changes in the fair value of the warrants during the periods presented, excluding the change attributable to the reduction in their exercise price, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were:

	January 30, 2010	January 31, 2009

Warrant fair value:	$9.5 million	$0.7 million
Warrant exercise price:	$0.65 per warrant(1)	$7.00 per warrant(1)
Stock price at balance sheet date:	$0.86 per share	$0.44 per share
Stock volatility:	94.94%(2)	70.44% (2)
Risk-free interest rate:	2.48%(3)	1.60% (3)
Annual dividend yield:	0%	0%
Expected life:	4.63 years(4)	5.68 years(4)

(1)	Represents contractual value.

(2)	Represents volatility over the period matching the warrants’ expected life.

(3)	Represents the five-year treasury note rate.

(4)	Assumes that the warrants will be held the duration of their contractual lives.

We recognized non-cash expense of $4.5 and non-cash income of $40.1 for the year ended January 30, 2010 and January 31, 2009, respectively, related to changes in the fair value of the warrants. These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.”

The March 30, 2009 amendment did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 17 —	UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2009
	Q1	Q2	Q3	Q4

Total revenue	$650.2	$624.7	$602.5	$946.5
Gross margin	143.4	142.8	113.3	233.1
Income (loss) from continuing operations	(86.0)	(45.6)	(38.5)	59.9
Gain from discontinued operations	—	—	0.8	—
Net income (loss)	(86.0)	(45.6)	(37.7)	59.9
Diluted:
Income (loss) from continuing operations per common share	(1.44)	(0.76)	(0.64)	0.91
Gain from discontinued operations per common share	—	—	0.01	—
Net income (loss) per common share	(1.44)	(0.76)	(0.63)	0.91
Basic:
Income (loss) from continuing operations per common share	(1.44)	(0.76)	(0.64)	1.00
Gain from discontinued operations per common share	—	—	0.01	—
Net income (loss) per common share	(1.44)	(0.76)	(0.63)	1.00

	Fiscal 2008
	Q1	Q2	Q3	Q4

Total revenue	$735.8	$758.5	$693.4	$1,087.7
Gross margin	168.2	182.0	147.0	293.4
Income (loss) from continuing operations	(30.1)	(11.3)	(172.2)	28.9
Gain (loss) from discontinued operations	(1.6)	2.1	(3.2)	0.7
Net income (loss)	(31.7)	(9.2)	(175.4)	29.6
Diluted:
Income (loss) from continuing operations per common share	(0.50)	(0.19)	(2.85)	0.48
Gain (loss) from discontinued operations per common share	(0.03)	0.04	(0.05)	0.01
Net income (loss) per common share	(0.53)	(0.15)	(2.90)	0.49
Basic:
Income (loss) from continuing operations per common share	(0.50)	(0.19)	(2.85)	0.48
Gain (oss) from discontinued operations per common share	(0.03)	0.04	(0.05)	0.01
Net income (loss) per common share	(0.53)	(0.15)	(2.90)	0.49

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

NOTE 18 —	SUBSEQUENT EVENTS

On March 31, 2010, we paid our $42.5 term loan from Pershing Square Capital Management, L.P.

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 in loans under a secured revolving credit facility (the “Credit Facility”). The Credit Agreement amends and restates our existing Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as previously amended (the “Prior Credit Agreement”). Bank of America, N.A. and General Electric Capital Corporation are the co-collateral agents, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation are co-syndication agents and JPMorgan Chase Bank, N.A. is the documentation agent for the Credit Facility. Banc of America Securities LLC, J.P. Morgan Securities Inc., GE Capital Markets, Inc. and Wells Fargo Retail Finance, LLC are the joint lead arrangers and joint bookrunners for the Credit Facility.

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders in connection with the Existing Tranche and Extended Tranche are $270.5 and $700.0, respectively.

The Credit Facility will be secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility (collectively, the “Credit Facility Parties”) and a first priority pledge of equity interests in certain of the our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 of the Credit Facility may be used for the making of swing line loans.

Interest under the Credit Facility will accrue, at our election, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.00% to 4.25% and the Applicable Margin for Base Rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the Applicable Margin for LIBO Rate Loans ranging from 1.00% to 4.25%. Lower Applicable Margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire assets, among other things. The lenders will assume dominion and control over the Credit Facility Parties’ cash if Availability (or, if in effect, Adjusted Excess Availability ) under the Credit Facility falls below the greater of (i) $65.0 or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility.

The Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements.

The proceeds from the Credit Facility will be used by the Company to refinance existing indebtedness, for working capital, to finance capital expenditures and for other general corporate purposes.

We will pay certain customary fees and expenses in connection with obtaining the lenders’ commitments pursuant to the terms of a related fee letter.

On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of a $80.0 tranche and a $10.0 tranche. Banc of America Securities LLC is the sole arranger and sole bookrunner for the Term Loan Facility.

The $10.0 tranche of the Term Loan Facility will be payable in equal monthly installments of $2.5 each on the first day of September, October, November and December, 2010, with the remaining $80.0 tranche maturing on March 31, 2014. We may prepay the Term Loan Facility at any time, subject to a prepayment premium of the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility, a 3% prepayment premium if prepaid during the second year and a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20 of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. If we sell the stock or assets of our Paperchase Products Limited (“Paperchase”) subsidiary, we will be obligated under the Term Loan Agreement to apply the first $25.0 of proceeds from the sale to prepay the Term Loan Facility, without premium or penalty, and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility.

The Term Loan Facility will be secured by (i) a first priority security interest in 65% of the voting stock of Paperchase, our intellectual property and that of our subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility (collectively, the “Term Loan Facility Parties”) and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $65.0 or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The commitments by the lenders under the Term Loan Facility are subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess Availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Term Loan Facility and the amount of the Term Loan Facility (but no less than $50.0 million) plus (ii) $35.0 minus the amount of any prepayments under the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, if we do not complete an offering of equity securities resulting in net proceeds of at least $25.0 within 45 days after the date of the Term Loan Agreement, a reserve of $10.0 will be recorded against the borrowing base under the Credit Agreement, which will reduce the amounts we are permitted to borrow under the Credit Agreement. This reserve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions except per share data)

amount is reduced by the amount of any repayments of the $10.0 tranche of the Term Loan Facility required to be repaid during 2010.

Interest under the Term Loan Facility will accrue at a LIBO Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBO Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants.

The Term Loan Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change of control, cessation of business or the liquidation of material assets of the Term Loan Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Term Loan Facility to constitute senior indebtedness under any subordinated indebtedness.

The proceeds from the Term Loan Facility will be used by the Company, for working capital, to finance capital expenditures and for other general corporate purposes.

We will pay certain customary fees and expenses in connection with obtaining the lenders’ commitments pursuant to the terms of a related fee letter.

Intercreditor Agreement

On March 31, 2010, we entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders under the Credit Facility and the Term Loan Facility. The Intercreditor Agreement includes provisions establishing the rights and obligations of the lenders under the Credit Agreement and Term Loan Agreement with respect to payments and prepayments of principal and interest by the Company and with respect to the collateral securing our obligations under the Credit Agreement and Term Loan Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. and subsidiaries at January 30, 2010 and January 31, 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2007 the Company adopted the required provisions of the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Borders Group, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
April 1, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that our controls and procedures were effective to ensure that information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of January 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our effectiveness of internal control over financial reporting as of January 30, 2010, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited Borders Group, Inc’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Borders Group Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Borders Group, Inc maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2010 of Borders Group, Inc. and our report dated April 1, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
April 1, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.”

Information pertaining to our directors required by Item 10 is included under the caption “Election of Directors” in our Proxy Statement related to our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this section is incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement related to our 2010 Annual Meeting of Stockholders.

Code of Ethics and Other Corporate Governance Information

Information regarding our Business Conduct Policy and our Code of Ethics Relating to Financial Reporting, as well the names of the individuals determined by the Board of Directors to be “audit committee financial experts,” is included in the “Election of Directors — Board of Directors Meetings and Committees” and “Election of Directors — Corporate Governance” sections of the Company’s Proxy Statement related to our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement related to our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in the Proxy Statement related to our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to the information under the heading “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement related to our 2010 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement related to our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. Financial Statement Schedules

Schedule II

Valuation and Qualifying Accounts — Deferred Tax Asset
Fiscal Year Ended January 30, 2010, January 31, 2009 and February 2, 2008

	Balance at	Charged to Costs	Balance at End
	Beginning of Year	and Expenses	of Year

Balance at January 30, 2010	$125.2	$15.5	$140.7
Balance at January 31, 2009	$32.3	$92.9	$125.2
Balance at February 2, 2008	$14.6	$17.7	$32.3

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(10)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(9)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(10)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(11)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(12)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(13)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(13)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
4	.3(17)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10.1		Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.2(1)	Borders Group, Inc. Stock Option Plan

Exhibit
Number		Description

10	.3(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.5(3)	1998 Borders Group, Inc. Stock Option Plan
10	.6(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.7(8)	Non-Qualified Deferred Compensation Plan
10	.8(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.9(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.10(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.11(7)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.12(14)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10	.13(14)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10	.14(14)	Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.
10	.15(14)	Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.
10	.16(15)	Form of Executive Officer Severance Agreement.
10	.17(16)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10	.18(17)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.
10	.19(18)	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.20(19)	Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.21(20)	Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10	.22(20)	Term Loan Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein
10	.23(20)	Intercreditor Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
21.1		Subsidiaries of Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Proxy Statement dated April 24, 2009 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2010 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDERS GROUP, INC.
(Registrant)

By:	/s/ MICHAEL J. EDWARDS
Michael J. Edwards
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Edwards Michael J. Edwards	Interim President and Chief Executive Officer	April 1, 2010

/s/ Mark R. Bierley Mark R. Bierley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2010

/s/ Michael G. Archbold Michael G. Archbold	Director	April 1, 2010

/s/ Paul J. Brown Paul J. Brown	Director	April 1, 2010

/s/ Ronald J. Floto Ronald J. Floto	Director	April 1, 2010

/s/ Michael Grossman Michael Grossman	Director	April 1, 2010

/s/ Dan Rose Dan Rose	Director	April 1, 2010

/s/ David Shelton David Shelton	Director	April 1, 2010

/s/ Richard McGuire Richard McGuire	Director, Non-Executive Chairman	April 1, 2010

/s/ Timothy V. Wolf Timothy V. Wolf	Director	April 1, 2010

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3	.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3	.2(10)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3	.3(5)	Restated bylaws of Borders Group, Inc.
3	.4(9)	First Amendment to the Restated By laws of Borders Group, Inc.
3	.5(10)	Second Amendment to the Restated By laws of Borders Group, Inc.
3	.6(11)	Third Amendment to the Restated By laws of Borders Group, Inc.
3	.7(12)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4	.1(13)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4	.2(13)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
4	.3(17)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10.1		Restated Borders Group, Inc. Annual Incentive Bonus Plan
10	.2(1)	Borders Group, Inc. Stock Option Plan
10	.3(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10	.4(2)	Borders Group, Inc. Stock Option Plan for International Employees
10	.5(3)	1998 Borders Group, Inc. Stock Option Plan
10	.6(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10	.7(8)	Non-Qualified Deferred Compensation Plan
10	.8(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.9(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.10(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10	.11(7)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10	.12(14)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10	.13(14)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10	.14(14)	Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.
10	.15(14)	Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.
10	.16(15)	Form of Executive Officer Severance Agreement.
10	.17(16)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10	.18(17)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.

Exhibit
Number		Description

10	.19(18)	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.20(19)	Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10	.21(20)	Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10	.22(20)	Term Loan Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein
10	.23(20)	Intercreditor Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
21.1		Subsidiaries of Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Proxy Statement dated April 24, 2009 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2010 (File No. 1-13740).