Form 10-Q
period 2010-05-27
BORDERS GROUP INC
filed 2010-05-27
CIK 940510

             SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

    FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of common stock outstanding at May 17, 2010 was 60,452,689.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	15
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	25
Item 4. Controls and Procedures	25

Part II - Other information

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	N/A
Item 4. (Removed and Reserved)	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	26

Signatures	28

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Sales	$542.4	$641.5
Other revenue	4.8	8.7
Total revenue	547.2	650.2

Cost of merchandise sold, including occupancy costs	439.2	506.8
Gross margin	108.0	143.4

Selling, general and administrative expenses	141.5	172.4
Asset impairments and other writedowns	-	0.1
Operating loss	(33.5)	(29.1)

Interest expense	6.9	6.5
Warrant / put expense	23.4	49.1
Total interest expense	30.3	55.6
Loss before income taxes	(63.8)	(84.7)

Income taxes	0.7	1.3
Loss from continuing operations	$(64.5)	$(86.0)

Gain from discontinued operations (net of tax of $- and $-)	0.4	-
Net loss	$(64.1)	$(86.0)

Loss per common share data
Basic:
Loss from continuing operations per common share	$(1.08)	$(1.44)
Gain from discontinued operations per common share	$0.01	$-
Net loss per common share	$(1.07)	$(1.44)

Weighted average common shares outstanding (in millions)	60.0	59.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	May 1, 2010	May 2, 2009	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$35.3	$45.7	$37.0
Merchandise inventories	836.2	893.0	873.8
Accounts receivable and other current assets	67.9	74.3	76.5
Deferred income taxes	0.5	-	1.0
Total current assets	939.9	1,013.0	988.3
Property and equipment, net of accumulated depreciation of $1,023.6, $1,027.7 and $1,012.5 at May 1, 2010, May 2, 2009 and January 30, 2010, respectively	371.3	469.0	392.8
Other assets	57.7	37.2	39.9
Deferred income taxes	1.3	3.5	3.9
Goodwill	0.3	0.2	0.3
Total assets	$1,370.5	$1,522.9	$1,425.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$251.9	$319.1	$275.4
Trade accounts payable	348.5	372.9	350.8
Accrued payroll and other liabilities	214.7	236.1	257.4
Taxes, including income taxes	36.1	32.9	44.1
Deferred income taxes	-	3.5	-
Total current liabilities	851.2	964.5	927.7
Long-term debt	78.1	6.8	6.6
Other long-term liabilities	347.1	374.0	332.6
Total liabilities	1,276.4	1,345.3	1,266.9
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
60,470,353, 60,051,041 and 59,869,384 shares issued
and outstanding at May 1, 2010, May 2, 2009 and
January 30, 2010, respectively	187.2	186.5	187.2
Accumulated other comprehensive income	14.3	13.3	16.7
Retained deficit	(107.4)	(22.2)	(45.6)
Total stockholders' equity	94.1	177.6	158.3
Total liabilities and stockholders' equity	$1,370.5	$1,522.9	$1,425.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED MAY 1, 2010
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Deficit	Total
Balance at January 30, 2010	59,869,384	$ 187.2	$16.7	$ (45.6)	$ 158.3
Net loss	-	-	-	(64.1)	(64.1)
Currency translation adjustment	-	-	(2.4)	-	(2.4)
Comprehensive loss					(66.5)
Deconsolidation of VIEs	-	(0.3)	-	2.3	2.0
Issuance of common stock	672,475	0.8	-	-	0.8
Repurchase and retirement of common stock	(71,506)	(0.5)	-	-	(0.5)
Balance at May 1, 2010	60,470,353	$ 187.2	$ 14.3	$ (107.4)	$ 94.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)

	13 weeks Ended
	May 1, 2010	May 2, 2009
Cash provided by (used for):
Net loss	(64.1)	(86.0)
Gain from discontinued operations	0.4	-
Loss from continuing operations	(64.5)	(86.0)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	20.8	27.6
Loss on disposal of assets	0.1	-
Stock-based compensation cost	-	(0.6)
Increase in warrant liability	23.4	37.2
Decrease in deferred income taxes	3.0	-
Decrease in other long-term assets	1.3	2.4
Decrease in other long-term liabilities	(7.0)	(13.2)
Write-off of intangible asset	-	16.2
Asset impairments and other writedowns	-	0.1
Amortization of term loan discounts	1.0	0.5
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	36.6	22.9
Decrease in accounts receivable	14.1	16.6
Increase in prepaid expenses	(5.9)	(3.8)
Increase (decrease) in trade accounts payable	(2.0)	22.7
Increase (decrease) in taxes payable	(7.7)	2.6
Decrease in accrued payroll and other liabilities	(41.4)	(42.8)
Net cash provided by (used for) operating activities of continuing operations	(28.2)	2.4

Investing
Capital expenditures	(5.0)	(2.4)
Net cash used for investing activities of continuing operations	(5.0)	(2.4)

Financing
Net funding from (repayment of) credit facility	8.8	(7.5)
Repayment of prior term loan financing	(42.5)	-
Proceeds from the issuance of short-term debt	10.0	-
Proceeds from the issuance of long-term debt	80.0	-
Deferred financing costs paid	(24.1)	-
Repayment of long-term capital lease obligations	(0.2)	(0.1)
Issuance of common stock, net	0.3	(0.3)
Net cash provided by (used for) financing activities of continuing operations	32.3	(7.9)

Effect of exchange rates on cash and cash equivalents	(0.8)	-
Net decrease in cash and cash equivalents	(1.7)	(7.9)
Cash and cash equivalents at beginning of year	37.0	53.6
Cash and cash equivalents at end of quarter	$35.3	$45.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Borders Group, Inc. (individually and collectively, “we,” “our” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2010 will consist of 52 weeks, and will end on January 29, 2011. References herein to years are to our fiscal years.

At May 1, 2010, we operated 680 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 677 in the United States and three in Puerto Rico. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 1, 2010, Paperchase operated 98 stores, primarily in the United Kingdom and Ireland, and Paperchase shops exist in 334 Borders superstores. In addition, we operate a proprietary e-commerce Web site, Borders.com, which was launched in May of 2008.

NOTE 2 — CONTINGENCIES

Litigation: In February 2009, three former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as General Managers in Borders stores in the State of California at any time from February 19, 2005 through February 19, 2009, have filed an action against us in the Superior Court of California for the County of Orange. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that we violated the California Labor Code by failing to (i) pay required overtime and (ii) provide meal periods and rest periods, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders are $970.5 through July 31, 2010 and $700.0 through March 31, 2010. The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 of the Credit Facility may be used for the making of swing line loans.

The Credit Facility is secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility and a first priority pledge of equity interests in certain of the our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

Interest under the Credit Facility accrues, at our election, at a base rate or LIBO Rate, plus, in each case, an applicable margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the applicable margin for LIBO Rate loans ranging from 2.00% to 4.25% and the applicable margin for base rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the applicable margin for LIBO Rate loans ranging from 1.00% to 4.25%. Lower applicable margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

At May 1, 2010, the funding available under the Credit Agreement was $135.4 million before the minimum excess availability covenant, which as of May 1, 2010 was $50.0. After the minimum excess availability covenant, the funding available under the credit agreement was $85.4. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement of $241.0, $279.2 and $232.3 at May 1, 2010, May 2, 2009 and January 30, 2010, respectively.

Term Loan Agreement: On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 tranche and a $10.0 tranche.

The $10.0 tranche of the Term Loan Facility will be payable in equal monthly installments of $2.5 each on the first day of September, October, November and December, 2010, with the remaining $80.0 tranche maturing on March 31, 2014. We may prepay the Term Loan Facility at any time, subject to a prepayment premium of the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility, a 3% prepayment premium if prepaid during the second year and a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. If we sell the stock or assets of our Paperchase Products Limited (“Paperchase”) subsidiary, we will be obligated under the Term Loan Agreement to apply the first $25.0 of proceeds from the sale to prepay the Term Loan Facility, without premium or penalty, and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility.

The Term Loan Facility is secured by (i) a first priority security interest in 65% of the voting stock of Paperchase, our intellectual property and that of our subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $65.0 or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The commitments by the lenders under the Term Loan Facility are subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Term Loan Facility and the amount of the Term Loan Facility (but no less than $50.0 million) plus (ii) $35.0 minus the amount of any prepayments under the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, an equity reserve of $10.0 was recorded on May 15, 2010 against the borrowing base under the Credit Agreement, which has reduced the amounts we are permitted to borrow under the Credit Agreement. This reserve amount will be reduced by the amount of any repayments of the $10.0 tranche of the Term Loan Facility required to be repaid during 2010.

Interest under the Term Loan Facility accrues at a LIBO Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBO Rate under the Term Loan Agreement is 2.5%.

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

We paid $4.5 as an original issue discount on the Term Loan Agreement borrowings upon completion of the Term Loan Agreement, $0.5 categorized as “Short term debt and current portion of long-term debt” and $4.0 categorized as “Long term debt” on our consolidated balance sheets. This discount will be amortized to interest expense over the life of the respective tranches of the Term Loan Agreement using the effective interest method.

Pershing Square Term Loan: On March 31, 2010, we paid our $42.5 term loan from Pershing Square Capital Management, L.P.

Other Information: As of May 1, 2010, we were in compliance with our debt covenants.

On May 1, 2010 we had $25.3 of prepaid debt issuance costs recorded on our consolidated balance sheets, $0.2 categorized as “Accounts receivable and other current assets” and $25.1 categorized as “Other assets”. They will be amortized primarily to “Interest expense” over the life of the debt they relate to. On May 2, 2009, we had $9.1 of prepaid debt issuance costs recorded on our consolidated balance sheets, $0.2 categorized as “Accounts receivable and other current assets” and $8.9 categorized as “Other assets.”

The borrowings outstanding under the Credit Facility are categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets. A portion of the Term Loan Agreement borrowings, net of discount paid, is categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets, with the remaining $80.0 million, net of discount paid, categorized as “Long-term debt”.  The recorded value of these borrowings approximates their fair value.

We plan to operate our business and execute our strategic initiatives principally with funds generated from operations, financing through the Credit Agreement, credit provided by our vendors and other sources of new financing as deemed necessary and available. However, there can be no assurance that we will achieve our internal sales projections or that we will be able to maintain our current vendor payable support or borrowing capacity, and any failure to do so could result in our having insufficient funds for our operations. We have taken a number of steps to enhance our liquidity over the last two years, including reduction of inventory, reduction in headcount and reduction of actual and planned capital expenditures.

Debt of VIEs: At January 30, 2010, we were the primary beneficiary of two variable interest entities (“VIEs), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidated these VIEs.

Upon adoption on January 31, 2010 of FASB Statement 167, Amendments to FASB Interpretation No.46(R), primarily codified into ASC Topic 810, Consolidation (“ASC 810”), we determined we are not the primary beneficiary of the VIEs under the revised guidance. As a result, we deconsolidated the VIEs on January 31, 2010 and recorded a non-cash gain of $2.3, categorized as a cumulative effect adjustment to retained earnings during the first quarter of 2010. See “Note 9 - New Accounting Guidance” for further discussion of the adoption of this revised guidance.

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

In 2008, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic net deferred tax assets.  The need to record the valuation allowance was based upon several negative factors, including our being in a three-year cumulative loss position as of the end of 2008.  In 2009, we reversed the portion of the valuation allowance recorded in 2008 for our 2008 net operating loss, as the Worker, Homeownership, and Business Assistance Act of 2009 allowed us to realize the benefit of this loss through carrying it back to recover taxes paid in earlier years.

As of the end of the first quarter of this year, we do not have sufficient positive evidence to support a conclusion that a valuation allowance is not needed, and we are still in a three-year cumulative domestic loss position, with no additional carry back benefit currently available.  Thus, we have not recorded a tax benefit for our year-to-date domestic loss.  If, in the future, we overcome negative evidence related to our ability to realize the benefit of our domestic deferred tax assets, our conclusion regarding the need for a domestic valuation allowance could change, resulting in the reversal of some or all of the valuation allowance.  A valuation allowance reversal would result in a tax benefit being recognized in our consolidated statements of operations.

The first quarter tax expense of $0.7 consists of the combined tax impact of the activity of foreign entities, state gross receipts tax, and certain discrete events occurring during the 13 weeks ending May 1, 2010.  As of May 1, 2010 and January 30, 2010, gross unrecognized tax benefits for uncertain tax positions as calculated under ASC 740 were $23.2 and $23.3.  These balances represent the total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.  An estimate of the range of the reasonably possible change in unrecognized tax benefits over the next 12 months cannot be made.

A number of our tax returns remain subject to examination by taxing authorities.  These include federal tax returns from 2005 to 2009, tax returns in certain states from 1996 to 2009, and tax returns in certain foreign jurisdictions from 2002 to 2009.

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

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Beginning reserve balance	$17.7	$25.6
Current period charge	1.3	0.2
Current period reserve adjustment	0.1	(2.4)
Current period cash payments	(3.4)	(2.3)
Ending reserve balance	$15.7	$21.1

The charge taken during the first quarter of 2010 was primarily due to the closing of six stores. The reserve adjustment recorded during the first quarter of 2009 resulted from the termination of one store lease earlier than originally anticipated.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 6 - SEGMENT INFORMATION

As a result of the closure of a significant number of our small format stores, the sale of our international bookstores, and the related management changes, we have changed our reportable segments to the following: the Domestic segment, which includes stores operating under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders.com; and the International segment, which includes Paperchase stores primarily in the U.K. and Ireland and our franchise business. Segment data includes charges allocating all corporate support costs to each segment. We evaluate the performance of our segments and allocate resources to them based on earnings before taxes, depreciation and amortization (“EBITDA”) and anticipated future contribution.

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Total assets
Domestic	$1,304.6	$1,456.7
International	65.9	66.2
Total assets	$1,370.5	$1,522.9

Sales
Domestic	$520.0	$619.9
International	22.4	21.6
Total sales	$542.4	$641.5

Depreciation expense
Domestic	$19.6	$26.5
International	1.2	1.1
Total depreciation expense	$20.8	$27.6

EBITDA
Domestic	$(13.6)	$(2.8)
International	0.9	1.3
Total EBITDA	$(12.7)	$(1.5)

EBITDA is not a financial measure calculated and presented in accordance with GAAP. Loss from continuing operations is the financial measure calculated and presented in accordance with GAAP that is the most comparable to EBITDA. The table below reconciles EBITDA to loss from continuing operations.

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Reconciliation of EBITDA
Loss from continuing operations	$(64.5)	$(86.0)
Adjustments to reconcile loss from continuing operations to EBITDA:
Income taxes	0.7	1.3
Total interest expense	30.3	55.6
Depreciation	20.8	27.6
EBITDA	$(12.7)	$(1.5)

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 7 – DISCONTINUED OPERATIONS AND GUARANTEES OF DISPOSED FOREIGN BUSINESSES

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

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to four stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $12.0. As of May 1, 2010, we have recorded a liability of approximately $0.9 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.0.  We have recorded a tax liability of $2.0 for this contingency as of May 1, 2010.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. The consideration for the sale was: (i) cash of $20.4; (ii) deferred payments payable if certain actual operating results were achieved; (iii) a 19.9% equity interest in Bookshop Acquisitions Ltd.; and (iv) 7% loan notes of approximately $2.6 which mature in 2017 or sooner upon the occurrence of certain events. The relevant operating results required to receive the deferred payment described in (ii) above were not achieved, and we did not receive the deferred consideration.

We also guarantee the leases of three stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $109.3. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets, a provision which we believe has been met. The maximum potential liability for this location is $24.4. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At May 1, 2010, we have reserved $9.0 based upon the likelihood that we will be required to perform under these guarantees.

We had previously guaranteed the lease of one additional store in Ireland.  It was subsequently assigned to another retailer and the Company’s guarantee was released. As a result of the release of this guarantee, we reversed our liability for the guarantee that store’s lease obligations and recorded a non-cash gain from discontinued operations of $0.4 during the first quarter of 2010.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.3, and as of May 1, 2010 we have recorded a liability of approximately $3.3 based upon the likelihood that we will be required to perform under the indemnification.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 8 — WARRANTS ISSUED TO PERSHING SQUARE

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. This agreement was subsequently amended three times, most recently on March 30, 2009. The agreement with Pershing Square included the issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $0.65 per share. The warrants will be cash-settled in certain circumstances and expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the Common Stock underlying the warrants, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value.

The agreements were most recently amended on March 30, 2009, and resulted in a reduction of the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value. The reduction in the exercise price of the warrants on March 30, 2009 resulted in a $4.3 increase in their fair value. The warrants are categorized as “Other long-term liabilities” in our consolidated balance sheets. The assumptions used to determine the change in the fair value of the warrants as a result of the reduction in their exercise price were:
	Before re-pricing	After re-pricing
Warrant fair value:	$1.8 million	$6.1 million
Warrant exercise price:	$7.00 per warrant(1)	$0.65 per warrant(1)
Stock price:	$0.65 per share	$0.65 per share
Stock volatility:	74.26%(2)	74.26%(2)
Risk-free interest rate:	1.82%(3)	1.82%(3)
Annual dividend yield:	0%	0%
Expected life:	5.5 years(4)	5.5 years(4)
________________________________

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

In accordance with ASC 480, changes in the fair value of the warrants during the periods presented, excluding the change attributable to the reduction in their exercise price, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were:
	May 1, 2010	May 2, 2009
Warrant fair value:	$32.9 million	$38.0 million
Warrant exercise price:	$0.65 per warrant(1)	$0.65 per warrant(1)
Stock price at balance sheet date:	$2.54 per share	$2.97 per share
Stock volatility:	103.17%(2)	79.78%(2)
Risk-free interest rate:	2.58%(3)	1.82%(3)
Annual dividend yield:	0%	0%
Expected life:	4.38 years(4)	5.40 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

We recognized non-cash expense of $23.4 and $32.9 for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, related to changes in the fair value of the warrants. These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.”

The March 30, 2009 amendment did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

NOTE 9 – NEW ACCOUNTING GUIDANCE

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. As a result of our adoption of this guidance on January 31, 2010 we deconsolidated two VIEs because we determined we were not the primary beneficiary of the VIEs under the revised guidance. We recognized a non-cash gain of $2.3 at May 1, 2010. This gain is categorized as a cumulative effect to retained earning during the first quarter of 2010.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended May 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On May 21, 2010, an entity controlled by Bennett S. LeBow invested $25.0 in the Company through a private purchase of 11.1 million shares of the Company's common stock at a purchase price of $2.25 per share and on other terms described below.  In connection with the investment, Mr. LeBow has joined the Board of Directors and has also been elected Chairman. Mr. LeBow is the Chairman of Vector Group, Ltd. Howard Lorber, who serves as President and Chief Executive Officer of Vector Group, has also joined the Board of Directors of Borders Group. Additionally, in order to create the nine-member Board as required by the terms of the transaction, Richard "Mick" McGuire has resigned from the Board of Directors.

We also entered into a purchase agreement relating to the investment that, among other things, requires the Company to seek approval from its shareholders for the issuance to Mr. LeBow of a stock purchase warrant exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share and for the issuance of the underlying 35.1 million warrant shares.  We expect to schedule a special meeting of our shareholders as soon as practicable to seek approval for the issuance of the warrant and warrant shares.  If the issuance of the warrant and warrant shares is not approved by our shareholders, we will be obligated to issue to Mr. LeBow 35.1 million stock appreciation rights.  Upon the exercise of the stock appreciation rights, we would be required to make a cash payment with respect to each right equal to the excess, if any, of the future market price of the Company's common stock over the $2.25 base price provided in the stock appreciation rights. The stock appreciation right would be exercisable at any time after June 1, 2011 up to and including the fifth anniversary of the date of issuance of the stock appreciation right. Upon the exercise of the stock appreciation right prior to the maturity of our existing secured credit facilities in March 2014, we would be obligated to issue an interest-bearing promissory note, payable following the maturity of our existing credit facilities, in the principal amount of the applicable exercise proceeds, and to use our reasonable best efforts to secure the note through a third priority security interest in the collateral securing our existing credit facilities.

As a result of the purchase of common stock by Mr. LeBow, we are required under the terms of our existing agreements with Pershing Square and its affiliates to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of the warrant or stock appreciation rights to Mr. LeBow, we are required to issue Pershing Square approximately an additional 8.6 million warrants at the same $0.65 per share exercise price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries including Borders Inc. (“Borders”) (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At May 1, 2010, we operated 680 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 677 in the United States and three in Puerto Rico. In addition, we owned and operated United Kingdom-based Paperchase Products Limited (“Paperchase”), a designer and retailer of stationery, cards and gifts. As of May 1, 2010, Paperchase operated 98 stores, primarily in the United Kingdom and Ireland, and Paperchase shops exist in 334 Borders superstores. In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

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

In order to focus on our existing superstores business, we have effectively curtailed our new store program other than as previously committed. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. During 2009 we closed 219 bookstores which mainly included small format stores. We believe that the Company has the potential to operate mall-based stores profitably, and to that end have signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs.

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

Acquire, engage and retain customers. We are focused on the following key objectives:

Improve the in-store experience. During the fourth quarter of 2009, we invested in increased superstore inventory within our key book categories and plan to maintain the resulting improved in-stock percentages. Our goal is to have the right titles in the right stores at the right time to meet our customers’ needs. We are also reallocating our payroll dollars from back office tasks to the sales floor in order to improve the shopping experience for our customers. We expect to continue to enhance our in-store boutique shops, including our shops for kids, teens and teachers. These shops have a distinct look and feel, including unique signage, fixtures and other elements which we expect to increase sales growth and profitability. In addition, we will continue to offer our in-stock guarantee, which was launched in the fourth quarter of 2009 and which we believe helps to retain sales that would have been lost to competitors. This program allows any customer who cannot find a title that is available at Borders.com in their local store to have it shipped to their home with no shipping charges.

Leverage Borders Rewards. We continue to develop our loyalty program, Borders Rewards. To date, a total of approximately 38 million customers have signed up for the program. We will continue to focus on growing membership and increasing the profitability of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we are redesigning the Borders Rewards program to facilitate a higher level of participation and value for our customers. Although we will continue to use Borders Rewards to drive traffic into our stores, we will also invest in additional marketing programs to acquire new customers.

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

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. For instance, we are working to strengthen Borders.com as a way to engage customers who share our passion for our products. In addition, we will become a device-neutral, content-focused digital book provider, as we believe there is opportunity to occupy the niche of “neutral expert” for our customers, and we plan to offer a wide variety of eReaders for sale in our stores. This will be done through the introduction during the third quarter of 2010 of a new shop in our stores called “Area-e” where multiple eReaders will be available for sale. We will enhance the Area-e experience through our partnership with Kobo, through which we plan to launch our digital bookstore on Borders.com during the second quarter of 2010. Kobo, Inc. is a global eReading service that is the newly named spin-off of Toronto-based Indigo Books & Music Inc.’s Shortcovers.

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

Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2010 will consist of 52 weeks, and will end on January 29, 2011.

Discontinued Operations

On June 10, 2008, we sold all of our bookstores in Australia, New Zealand, and Singapore. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. We have accounted for the sale of these operations as discontinued operations. These disposals resulted in income of $0.4 million as of May 1, 2010. These disposals are discussed, along with several retained lease guarantees and certain tax indemnifications, under the heading “Off-Balance Sheet Arrangements” within this Management’s Discussion and Analysis.

Subsequent Events

On May 21, 2010, an entity controlled by Bennett S. LeBow invested $25.0 million in the Company through a private purchase of 11.1 million shares of the Company's common stock at a purchase price of $2.25 per share and on other terms described below.  In connection with the investment, Mr. LeBow has joined the Board of Directors and has also been elected Chairman. Mr. LeBow is the Chairman of Vector Group, Ltd. Howard Lorber, who serves as President and Chief Executive Officer of Vector Group, has also joined the Board of Directors of Borders Group. Additionally, in order to create the nine-member Board as required by the terms of the transaction, Richard "Mick" McGuire has resigned from the Board of Directors.

We also entered into a purchase agreement relating to the investment that, among other things, requires the Company to seek approval from its shareholders for the issuance to Mr. LeBow of a stock purchase warrant exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share and for the issuance of the underlying 35.1 million warrant shares.  We expect to schedule a special meeting of our shareholders as soon as practicable to seek approval for the issuance of the warrant and warrant shares.  If the issuance of the warrant and warrant shares is not approved by our shareholders, we will be obligated to issue to Mr. LeBow 35.1 million stock appreciation rights. Upon the exercise of the stock appreciation right, we would be required to make a cash payment with respect to each share equivalent equal to the excess, if any, of the future market price of our common stock over the $2.25 base price provided in the stock appreciation right. The stock appreciation right would be exercisable at any time after June 1, 2011 up to and including the fifth anniversary of the date of issuance of the stock appreciation right. Upon the exercise of the stock appreciation right prior to the maturity of our existing secured credit facilities in March 2014, we would be obligated to issue an interest-bearing promissory note, payable following the maturity of our existing credit facilities, in the principal amount of the applicable exercise proceeds, and to use our reasonable best efforts to secure the note through a third priority security interest in the collateral securing our existing credit facilities.

As a result of the purchase of common stock by Mr. LeBow, we are required under the terms of our existing agreements with Pershing Square and its affiliates to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of the warrant or stock appreciation rights to Mr. LeBow, we are required to issue Pershing Square approximately an additional 8.6 million warrants at the same $0.65 per share exercise price.

Results of Operations

We are organized based upon the following segments: the Domestic segment, which includes stores operating under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders.com; and the International segment, which includes Paperchase stores primarily in the U.K. and Ireland and our franchise business.  The Domestic segment represents approximately 96% of consolidated sales and all of our operating loss, as the following table illustrates.

Domestic and International
	13 Weeks Ended
(dollars in millions)	May 1, 2010	May 2, 2009

Domestic sales	$520.0	$619.9
International sales	22.4	21.6
Consolidated sales	$542.4	$641.5

Domestic operating loss	$(33.2)	$(29.3)
International operating (income) loss	(0.3)	0.2
Consolidated operating loss	$(33.5)	$(29.1)

Domestic store openings	-	1
Domestic store closings	6	11
Domestic store count	680	894

Because of the immateriality of our International segment, the following discussion of our results of operations will address only our consolidated results.  The following table presents our consolidated statements of operations data for the periods indicated unless otherwise noted. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended
	(dollars in millions)		% of Sales
Consolidated Results of Operations	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Sales	$542.4	$641.5	100.0%	100.0%
Other revenue	4.8	8.7	0.9	1.4
Total revenue	547.2	650.2	100.9	101.4
Cost of merchandise sold (includes occupancy)	439.2	506.8	81.0	79.0
Gross margin	108.0	143.4	19.9	22.4
Selling, general and administrative expenses	141.5	172.4	26.1	26.9
Asset impairments and other writedowns	—	0.1	—	—
Operating income (loss)	(33.5)	(29.1)	(6.2)	(4.5)
Interest expense	6.9	6.5	1.3	1.0
Warrant/put expense	23.4	49.1	4.3	7.7
Total interest expense	30.3	55.6	5.6	8.7
Loss before income tax	(63.8)	(84.7)	(11.8)	(13.2)
Income tax expense	0.7	1.3	0.1	0.2
Loss from continuing operations	$(64.5)	$(86.0)	(11.9)%	(13.4)%

Consolidated Results - Comparison of the 13 weeks ended May 1, 2010 to the 13 weeks ended May 2, 2009

Sales

Consolidated sales decreased $99.1 million, or 15.4%, to $542.4 million in 2010 from $641.5 million in 2009. This decrease was driven by declining comparable store sales of $64.0 million and by non-comparable sales of $39.0 million associated with 2009 and 2010 store closings, partially offset by increased Borders.com sales of $3.9 million in 2010. We closed 214 bookstores between the end of the first quarter of 2009 and the end of the first quarter of 2010.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures for Domestic include our mall-based seasonal businesses.

Comparable store sales for our bookstores decreased 11.4% in 2010. This was primarily due to continuing negative sales trends in substantially all categories which persisted throughout the first quarter. On a comparable store basis, transaction dollars decreased by 8.0%, with the remainder of the decline due to decreased customer traffic. Beginning in the first quarter of 2009 we substantially reduced the music and movies categories to a more tailored assortment, and excluding multimedia, comparable store sales in our bookstores decreased 6.8% in 2010. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties and wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Other revenue decreased $3.9 million, or 44.8%, to $4.8 million in 2010 from $8.7 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers.

Gross margin

Consolidated gross margin as a percentage of sales decreased 2.5%, to 19.9% in 2010 from 22.4% in 2009. This was primarily due to increased occupancy costs of 1.9% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were increased freight costs of 0.6% as a percentage of sales and increased distribution center costs of 0.5% as a percentage of sales, primarily a result of increased product return volume during the quarter. These items were partially offset by a higher initial markup of 0.5% as a percentage of sales, resulting from the shift in our product mix from lower margin multimedia categories to higher margin goods including books, cafe, kids and gifts and stationery.

Consolidated gross margin dollars decreased $35.4 million, or 24.7%, to $108.0 million in 2010 from $143.4 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) as a percentage of sales decreased 0.8%, to 26.1% in 2010 from 26.9% in 2009. The decrease was primarily due to decreased store and corporate operating expenses of 1.3% as a percentage of sales, both a result of our expense reduction initiatives. Partially offsetting these decreases were increased store and corporate payroll expenses of 0.3% as a percentage of sales, a result of the de-leveraging of costs driven by negative comparable store sales, and increased advertising costs of 0.2%, as a percentage of sales, due to decreased co-op revenue received from vendors.

SG&A dollars decreased $30.9 million, or 17.9%, to $141.5 million in 2010 from $172.4 million in 2009, primarily due to our expense reduction initiatives and store closures.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Depreciation

Consolidated depreciation expense decreased $6.8 million, or 24.6%, to $20.8 million in 2010 from $27.6 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Consolidated interest expense increased $0.4 million, or 6.2%, to $6.9 million in 2010 from $6.5 million in 2009. This was primarily a result of the amendment of our Credit Agreement and issuance of the Term Loan Agreement during the quarter, which have a higher cost of capital than our Prior Credit Agreement.  We paid $4.8 million and $4.3 million in cash interest during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively.

Warrant/put expense

Consolidated warrant/put expense decreased $9.5 million, or 28.9%, to $23.4 million in 2010 from $32.9 million in 2009. The expense recognized in both quarters resulted primarily from the increase in our share price during the respective quarter.

Also impacting the first quarter of 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts Receivable and other current assets” on our consolidated balance sheets.

Taxes

The effective tax rate for the 13 weeks ended May 1, 2010 was an expense of 1.1% compared to expense of 1.5% for the 13 weeks ended May 2, 2009.  The favorable change in the rate is primarily due to a decrease from the prior year in the expense associated with changes in uncertain tax positions.

The rate differed from the federal statutory rate of 35% primarily due to valuation allowance considerations, which resulted in our not recognizing a tax benefit for our domestic loss, as it is more likely than not that a future benefit from this loss will not be realized.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales decreased to 11.9% in 2010 from 13.4% in 2009, and loss from continuing operations dollars decreased to $64.5 million in 2010 from $86.0 million in 2009.

Liquidity and Capital Resources

Operating Activities

Cash flow from operating activities decreased $30.6 million, as cash used for operating activities was $28.2 million in the first quarter of 2010 as compared to cash provided by operating activities of $2.4 million in the first quarter of 2009. This was primarily due to decreased cash generated from inventory (net of accounts payable) of $11.0 million, increased cash used for taxes payable of $10.3 million, and decreased cash generated from operating results of $4.5 million (defined as gross margin dollars less selling, general and administrative expenses). The remainder of the decrease is due to changes in the timing of payments to employees and to non-merchandise vendors.

Investing Activities

Net cash used for investing activities was $5.0 million for the 13 weeks ended May 1, 2010. This was primarily the result of capital expenditures for the development of our eBookstore on Borders.com, costs to convert our small format store systems to that of our superstores, as well as maintenance spending on existing stores, distribution centers and management information systems. This compares to cash used for investing activities of $2.4 million for the 13 weeks ended May 2, 2009, which consisted of capital expenditures for one new store opening, as well as maintenance spending on existing stores, distribution centers, and management information systems.

Financing Activities

Net cash provided by financing activities was $32.3 million for the 13 weeks ended May 1, 2010, resulting primarily from the proceeds received from the Term Loan Agreement of $90.0 million. This was partially offset by the repayment of the Pershing Square Capital Management, L.P. term loan financing of $42.5 million and the payment of financing costs related to the Credit Agreement and Term Loan Agreement totaling $24.1 million. Net cash used for financing activities was $7.9 million for the 13 weeks ended May 2, 2009, resulting primarily from the repayment of borrowings under the Prior Credit Agreement of $7.5 million.

Capital Expenditures

We reduced capital expenditures significantly for the full year of 2009 to $17.9 million, compared to $79.9 million in 2008. Capital spending in 2010 is expected to be relatively flat compared to 2009 and limited to a minimal number of previously committed new store openings, as well as maintenance spending on existing stores, distribution centers and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.

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

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders are $970.5 million through July 31, 2010 and $700.0 million through March 31, 2010. The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 million of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 million of the Credit Facility may be used for the making of swing line loans.

The Credit Facility is secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility and a first priority pledge of equity interests in certain of the our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

Interest under the Credit Facility accrues, at our election, at a base rate or LIBO Rate, plus, in each case, an applicable margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the applicable margin for LIBO Rate loans ranging from 2.00% to 4.25% and the applicable margin for Base Rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the applicable margin for LIBO Rate loans ranging from 1.00% to 4.25%. Lower applicable margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire assets, among other things. The lenders will assume dominion and control over the Credit Facility parties’ cash if availability (or, if in effect, Adjusted Excess Availability ) under the Credit Facility falls below the greater of (i) $65.0 million or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility.

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

At May 1, 2010, the funding available under the Credit Agreement was $135.4 million before the minimum excess availability covenant, which as of May 1, 2010 was $50.0 million. After the minimum excess availability covenant, the funding available under the credit agreement was $85.4 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement of $241.0 million, $279.2 million and $232.3 million at May 1, 2010, May 2, 2009 and January 30, 2010, respectively.

Term Loan Agreement

On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 million tranche and a $10.0 million tranche.

The $10.0 million tranche of the Term Loan Facility will be payable in equal monthly installments of $2.5 million each on the first day of September, October, November and December, 2010, with the remaining $80.0 million tranche maturing on March 31, 2014. We may prepay the Term Loan Facility at any time, subject to a prepayment premium of the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility, a 3% prepayment premium if prepaid during the second year and a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 million of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. If we sell the stock or assets of our Paperchase Products Limited (“Paperchase”) subsidiary, we will be obligated under the Term Loan Agreement to apply the first $25.0 million of proceeds from the sale to prepay the Term Loan Facility, without premium or penalty, and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility.

The Term Loan Facility is secured by (i) a first priority security interest in 65% of the voting stock of Paperchase, our intellectual property and that of our subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $65.0 million or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The commitments by the lenders under the Term Loan Facility are subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Term Loan Facility and the amount of the Term Loan Facility (but no less than $50.0 million) plus (ii) $35.0 million minus the amount of any prepayments under the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, an equity reserve of $10.0 million was recorded on May 15, 2010 against the borrowing base under the Credit Agreement, which has reduced the amounts we are permitted to borrow under the Credit Agreement. This reserve amount will be reduced by the amount of any repayments of the $10.0 million tranche of the Term Loan Facility required to be repaid during 2010.

Interest under the Term Loan Facility accrues at a LIBO Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBO Rate under the Term Loan Agreement is 2.5%.

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

Other Liquidity Information

As of May 1, 2010, we were in compliance with our debt covenants.

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

Warrants

Our financing agreement with Pershing Square included 14.7 million warrants to purchase our common stock at $0.65 per share, all of which are outstanding as of May 1, 2010. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $32.9 million and $38.0 million as of May 1, 2010 and May 2, 2009, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus potentially impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure. We recognized non-cash expense of $23.4 million and $32.9 million for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, related to the remeasurement of this liability. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” These adjustments, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

On May 20, 2010 an entity controlled by Bennett S. LeBow invested $25.0 million in the Company through a private purchase of 11.1 million shares of the Company's common stock.  In connection with this investment, we will seek approval from our shareholders for the issuance to Mr. LeBow of a stock purchase warrant exercisable to acquire an additional 35.1 million shares of our common stock at a price of $2.25 per share and for the issuance of the underlying 35.1 million warrant shares.  We expect to schedule a special meeting of our shareholders as soon as practicable to seek approval for the issuance of the warrant and warrant shares.  If the issuance of the warrant and warrant shares is not approved by our shareholders, we will be obligated to issue to Mr. LeBow 35.1 million stock appreciation rights.  Upon the exercise of the stock appreciation rights, we would be required to make a cash payment with respect to each right equal to the excess, if any, of the future market price of our common stock over the $2.25 base price provided in the stock appreciation rights. The stock appreciation right would be exercisable at any time after June 1, 2011 up to and including the fifth anniversary of the date of issuance of the stock appreciation right. Upon the exercise of the stock appreciation right prior to the maturity of our existing secured credit facilities in March 2014, we would be obligated to issue an interest-bearing promissory note, payable following the maturity of our existing credit facilities, in the principal amount of the applicable exercise proceeds, and to use our reasonable best efforts to secure the note through a third priority security interest in the collateral securing our existing credit facilities.

As a result of the purchase of common stock by Mr. LeBow, we are required under the terms of our existing agreements with Pershing Square and its affiliates to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of the warrant or stock appreciation rights to Mr. LeBow, we are required to issue Pershing Square approximately an additional 8.6 million warrants at the same $0.65 per share exercise price.

Off-Balance Sheet Arrangements

At January 30, 2010, we were the primary beneficiary of two variable interest entities (“VIEs), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidated these VIEs.

Upon adoption on January 31, 2010 of FASB Statement 167, Amendments to FASB Interpretation No.46(R), primarily codified into ASC Topic 810, Consolidation (“ASC 810”), we determined we are not the primary beneficiary of the VIEs under the revised guidance. As a result, we deconsolidated the VIEs on January 31, 2010 and recorded a non-cash gain of $2.3 million, categorized as a cumulative effect adjustment to retained earnings during the first quarter of 2010.

As discussed previously, we guarantee the leases of four stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $12.0 million. We have recorded a contingent liability of approximately $0.9 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.0 million.  We have recorded a tax liability of $2.0 million for this contingency as of May 1, 2010.

We also guarantee the leases of three stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $109.3 million. The leases provide for periodic rent reviews, which could increase our potential liability. One of the applicable lease guarantee agreements provides that the guarantee will automatically terminate if Borders U.K. Limited achieves a specified level of net assets, a provision which we believe has been met. The maximum potential liability for this location is $24.4 million. This limitation has not been considered in calculating the maximum exposures set forth above. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At May 1, 2010, we have reserved $9.0 million based upon the likelihood that we will be required to perform under these guarantees.

We had previously guaranteed the lease of one additional store in Ireland.  It was subsequently assigned to another retailer and the Company’s guarantee was released. As a result of the release of this guarantee, we reversed our liability for the guarantee that store’s lease obligations and recorded a non-cash gain from discontinued operations of $0.4 million during the first quarter of 2010.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.3 million, and as of May 1, 2010 we have recorded a liability of approximately $3.3 million based upon the likelihood that we will be required to perform under the indemnification.

The various guarantees and indemnifications related to the Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

New Accounting Guidance

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. As a result of our adoption of this guidance on January 31, 2010 we deconsolidated two VIEs because we determined we were not the primary beneficiary of the VIEs under the revised guidance. We recognized a non-cash gain of $2.3 million at May 1, 2010. This gain is categorized as a cumulative effect to retained earning during the first quarter of 2010.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended May 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the consolidated financial statements.

Related Party Transactions

We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square Capital Management, L.P., as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “expect,” “planning,” “preparing,” “possibility,” “opportunity,” “goal,” “will,” “may,” “intend,” “anticipates,” “working toward” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial condition and performance (including earnings per share, the profitability of Waldenbooks, liquidity, cash flows, debt levels, market share growth and other sales information, inventory levels and capital expenditures) and its strategic initiatives such as the expansion of product categories, including eBook content and eReaders.These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in our forward-looking statements.

These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital – including vendor credit – to fund the Company’s operations and to carry out its strategic plans; adverse litigation results or other claims, the performance of the Company’s information technology systems and, with respect to eBook content and eReaders, the availability to the Company of anticipated content levels and a variety of competitive devices.

The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The Company does not undertake any obligation to update forward-looking statements.

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

There have been no material changes in this Item since our last Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 1, 2010 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  There have been no material changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibits:

3.1(1)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(2)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(3)	Restated bylaws of Borders Group, Inc.
3.4(4)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(2)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(5)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(6)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.21(8)	Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.22(8)	Term Loan Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein
10.23(8)	Intercreditor Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.24(9)	Borders Group, Inc. Agreement to Correct Page of the Term Loan Agreement dated April 30, 2010
10.25(10)	Securities Purchase Agreement dated as of May 20, 2010 between Borders Group, Inc. and LeBow Gamma Limited Partnership.
10.26(10)	Form of Stock Purchase Warrant.
10.27(10)	Form of Stock Appreciation Right.
10.28(10)
Amendment dated as of May 20, 2010 to Warrant and Registration Rights Agreement among Borders Group, Inc., Computershare Inc., Computershare Trust Company, N.A., and Pershing Square Capital Management, L.P.

10.66(7)	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
31.1	Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Michael J. Edwards, Interim President and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Mark R. Bierley, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q dated May 2, 2009 (File No. 1-13740).
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2010 (File No. 1-13740).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 30, 2010 (File No. 1-13740).
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 20, 2010 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date: May 27, 2010	By:/s/ Mark R. Bierley
    Mark R. Bierley
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)