Form 10-Q
period 2010-07-31
BORDERS GROUP INC
filed 2010-09-01
CIK 940510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares of common stock outstanding at August 27, 2010 was 71,936,796.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	19
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	30
Item 4. Controls and Procedures	30

Part II - Other information

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	N/A
Item 4. (Removed and Reserved)	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	31

Signatures	33

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	July 31, 2010	August 1, 2009
Sales	$526.1	$594.2
Other revenue	4.3	7.6
Total revenue	530.4	601.8

Cost of merchandise sold, including occupancy costs	428.8	465.5
Gross margin	101.6	136.3

Selling, general and administrative expenses	139.3	162.0
Operating loss	(37.7)	(25.7)

Interest expense	9.0	5.2
Warrant / put expense	4.5	14.7
Total interest expense	13.5	19.9
Loss before income taxes	(51.2)	(45.6)

Income taxes (benefit)	0.4	(0.5)
Loss from continuing operations	$(51.6)	$(45.1)

Loss from operations of discontinued operations (net of tax)	(2.9)	(0.5)
Gain from disposal of discontinued operations (net of tax)	7.8	-
Gain (loss) from discontinued operations (net of tax)	4.9	(0.5)
Net loss	$(46.7)	$(45.6)

Loss per common share data
Basic:
Loss from continuing operations per common share	$(0.74)	$(0.75)
Gain (loss) from discontinued operations per common share	$0.07	$(0.01)
Net loss per common share	$(0.67)	$(0.76)

Weighted average common shares outstanding (in millions)	69.5	60.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	26 Weeks Ended
	July 31, 2010	August 1, 2009
Sales	$1,046.1	$1,214.0
Other revenue	9.0	15.9
Total revenue	1,055.1	1,229.9

Cost of merchandise sold, including occupancy costs	852.3	956.9
Gross margin	202.8	273.0

Selling, general and administrative expenses	274.8	328.4
Asset impairments and other writedowns	-	0.1
Operating loss	(72.0)	(55.5)

Interest expense	15.9	11.7
Warrant / put expense	27.9	63.8
Total interest expense	43.8	75.5
Loss before income taxes	(115.8)	(131.0)

Income tax provision	0.8	1.1
Loss from continuing operations	$(116.6)	$(132.1)

Income (loss) from operations of discontinued operations (net of tax)	(2.4)	0.5
Gain from disposal of discontinued operations (net tax)	8.2	-
Gain from discontinued operations (net of tax)	5.8	0.5

Net loss	$(110.8)	$(131.6)

Loss per common share data
Basic:
Loss from continuing operations per common share	$(1.80)	$(2.20)
Gain from discontinued operations per common share	$0.09	$0.01
Net loss per common share	$(1.71)	$(2.19)

Weighted average common shares outstanding (in millions)	64.8	60.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	July 31, 2010	August 1, 2009	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$25.1	$32.3	$17.9
Merchandise inventories	798.2	868.3	854.1
Accounts receivable and other current assets	57.1	58.5	66.1
Deferred income taxes	-	-	1.1
Current assets of discontinued operations	-	45.9	39.5
Total current assets	880.4	1,005.0	978.7
Property and equipment, net of accumulated depreciation of $969.4, $891.0 and $912.3 at July 31, 2010, August 1, 2009 and January 30, 2010, respectively	339.0	426.2	372.8
Other assets	50.0	30.6	34.0
Deferred income taxes	1.1	10.1	1.9
Noncurrent assets of discontinued operations	-	25.6	28.2
Total assets	$1,270.5	$1,497.5	$1,415.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$231.2	$281.3	$275.4
Trade accounts payable	348.5	401.4	345.1
Accrued payroll and other liabilities	207.7	226.9	252.3
Taxes, including income taxes	31.9	37.9	32.4
Deferred income taxes	1.1	7.0	-
Current liabilities of discontinued operations	-	11.2	12.9
Total current liabilities	820.4	965.7	918.1
Long-term debt	56.0	6.3	6.6
Other long-term liabilities	360.7	382.9	325.6
Long-term liabilities of discontinued operations	-	5.7	7.0
Total liabilities	1,237.1	1,360.6	1,257.3
Stockholders' equity:
Common stock; 300,000,000 shares authorized;
71,955,036, 60,218,427and 59,869,384 shares issued
and outstanding at July 31, 2010, August,1 2009 and
January 30, 2010, respectively	187.5	187.1	187.2
Accumulated other comprehensive income	-	17.6	16.7
Retained deficit	(154.1)	(67.8)	(45.6)
Total stockholders' equity	33.4	136.9	158.3
Total liabilities and stockholders' equity	$1,270.5	$1,497.5	$1,415.6

Certain reclassifications have been made to conform to current year presentation.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED JULY 31, 2010
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Deficit	Total
Balance at January 30, 2010	59,869,384	$187.2	$16.7	$(45.6)	$158.3
Net loss	-	-	-	(110.8)	(110.8)
Discontinued operations currency translation adjustment	-	-	(16.7)	-	(16.7)
Comprehensive loss					(127.5)
Deconsolidation of VIEs	-	(0.3)	-	2.3	2.0
Equity transaction	11,111,111	-	-	-	-
Issuance of common stock	1,285,530	1.7	-	-	1.7
Repurchase and retirement of common stock	(310,989)	(1.1)	-	-	(1.1)
Balance at July 31, 2010	71,955,036	$187.5	$-	$(154.1)	$33.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)
	26 weeks Ended
	July 31, 2010	August 1, 2009
Cash provided by (used for):
Net loss	$(110.8)	$(131.6)
Gain from discontinued operations	5.8	0.5
Loss from continuing operations	(116.6)	(132.1)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	38.7	51.0
Loss on disposal of assets	0.7	0.5
Stock-based compensation cost	0.2	0.1
Increase in warrant liability	25.6	51.9
(Increase) decrease in deferred income taxes	3.0	(4.0)
Decrease in other long-term assets	3.8	3.5
Decrease in other long-term liabilities	(13.1)	(13.3)
Write-off of intangible asset	-	16.2
Asset impairments and other writedowns	-	0.1
Amortization of term loan discounts	1.0	1.6
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	55.9	26.5
Decrease in accounts receivable	14.6	19.0
Increase in prepaid expenses	(5.0)	(1.2)
Increase in trade accounts payable	3.4	54.3
Increase (decrease) in taxes payable	(0.5)	13.3
Decrease in accrued payroll and other liabilities	(44.1)	(48.7)
Net cash (used for) provided by operating activities of continuing operations	(32.4)	38.7

Investing
Capital expenditures	(10.5)	(3.1)
Proceeds from the sale of discontinued operations	31.2	-
Net cash provided by (used for) investing activities of continuing operations	20.7	(3.1)

Financing
Net repayment of credit facility	(9.5)	(46.4)
Repayment of prior term loan financing	(42.5)	-
Proceeds from the issuance of short-term debt	10.0	-
Proceeds from the issuance of long-term debt	80.0	-
Deferred financing costs paid	(24.4)	-
Repayment of long-term capital lease obligations	(0.4)	(0.6)
Repayment of short-term debt	(2.8)	-
Repayment of long-term debt	(22.2)	-
Issuance of common stock, net	0.4	(0.4)
Equity transaction	25.0	-
Net cash provided by (used for) financing activities of continuing operations	13.6	(47.4)
Net cash provided by operating activities of discontinued operations	8.7	1.5
Net cash used for investing activities of discontinued operations	(4.5)	(1.3)
Net cash provided by (used for) financing activities of discontinued operations	1.5	(0.2)
Effect of exchange rates on cash and cash equivalents of discontinued operations	(0.4)	0.5
Net cash provided by discontinued operations	5.3	0.5
Net increase (decrease) in cash and cash equivalents	7.2	(11.3)
Cash and cash equivalents at beginning of year	17.9	43.6
Cash and cash equivalents at end of quarter	$25.1	$32.3
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

At July 31, 2010, we operated 679 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 676 in the United States and three in Puerto Rico. In addition, we operate a proprietary e-commerce web site, Borders.com, which was launched in May of 2008.

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

NOTE 3 – FINANCING

Credit Facility: On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 in loans under a secured revolving credit facility (the “Credit Facility”). The Credit Agreement amends and restates our prior Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as amended (the “Prior Credit Agreement”). Bank of America, N.A. and General Electric Capital Corporation are the co-collateral agents, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation are co-syndication agents and JPMorgan Chase Bank, N.A. is the documentation agent for the Credit Facility.

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders are $970.5 through July 31, 2011 and $700.0 through March 31, 2014. The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 of the Credit Facility may be used for the making of swing line loans.

The Credit Facility is secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility and a first priority pledge of equity interests in certain of our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

Interest under the Credit Facility accrues, at our election, at a base rate or LIBOR Rate, plus, in each case, an applicable margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the applicable margin for LIBOR Rate loans ranging from 2.00% to 4.25% and the applicable margin for base rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the applicable margin for LIBOR Rate loans ranging from 1.00% to 4.25%. Lower applicable margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The lenders will assume dominion and control over the Credit Facility parties’ cash if availability (or, if in effect, Adjusted Excess Availability ) under the Credit Facility falls below the greater of (i) $65.0 or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

At July 31, 2010, the funding available under the Credit Agreement was $150.0 million before the minimum excess availability covenant, which as of July 31, 2010 was $50.0. After the minimum excess availability covenant, the funding available under the credit agreement was $100.0. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement of $222.8, $240.3 and $232.3 at July 31, 2010, August 1, 2009 and January 30, 2010, respectively.

Term Loan Agreement: On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 tranche and a $10.0 tranche. At July 31, 2010 $57.8 was outstanding under the $80.0 tranche and $7.2 was outstanding under the $10.0 tranche.

The $7.2 outstanding under the $10.0 tranche of the Term Loan Facility will be payable in monthly installments commencing on the first day of September, 2010 until such tranche is fully repaid but not later than December 1, 2010.  The $57.8 outstanding under the $80.0 tranche matures on March 31, 2014. We may prepay the Term Loan Facility, subject to a prepayment premium of (i) the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility or 3%, if such prepayment is made during the first year, (ii) a 3% prepayment premium if prepaid during the second year and (iii) a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. Due to the sale of Paperchase during the quarter, we were obligated under the Term Loan Agreement to prepay the Term Loan Facility, without premium or penalty, with the first $25.0 of net proceeds from the sale and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility (which may be re-borrowed).

The Term Loan Facility is secured by (i) a first priority security interest in our equity in Superstores, Kobo and Borders Direct, our intellectual property and that of certain subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $50.0 or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The Term Loan Facility is subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Credit Facility and then loan commitment under the Credit Facility (but no less than $50.0) plus (ii) $35.0 minus the amount of any prepayments under the $80.0 tranche of the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, an equity reserve of $2.3 was recorded at July 31, 2010 against the borrowing base under the Credit Facility, which reduced the amounts we are permitted to borrow under the Credit Agreement. This reserve amount will be eliminated on September 1, 2010 provided that on or before such date we make the first principal payment required in respect of the $10.0 tranche of the Term Loan Facility and no Event of Default has occurred.

Interest under the Term Loan Facility accrues at a LIBOR Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBOR Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

specified payments and merge or acquire or sell assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants other than the excess availability requirements described above.

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

Pershing Square Term Loan: On March 31, 2010, we paid our $42.5 term loan from Pershing Square Capital Management, L.P.

Equity Financing: On May 21, 2010, an entity controlled by Bennett S. LeBow (the “Purchaser”) invested $25.0 in the Company through a private purchase of 11.1 million shares of the Company's common stock at a purchase price of $2.25 per share.  The Securities Purchase Agreement contains certain governance provisions as described below.

The Securities Purchase Agreement requires the Company to take all actions within its power to elect two directors designated by the Purchaser to the Company’s nine-member board of directors. Effective as of May 21, 2010 Bennett S. LeBow and Howard M. Lorber were elected as directors of the Company, and Mr. LeBow was elected as the Chairman of the board of directors.

The Securities Purchase Agreement provides the Purchaser with approval rights with respect to certain corporate and business transactions. In addition to those approval rights granted to the Purchaser, the Company is required to use its reasonable best efforts to obtain the approval of its shareholders to an additional Purchaser consent right (the “Additional Consent Right”) that would require the Company to obtain the Purchaser’s consent prior to the Company appointing, terminating or transferring the Chief Executive Officer or the Chief Financial Officer of the Company, or any other executive officer of the Company, or materially amending or modifying the terms and conditions of any such person’s terms and conditions of employment (subject to customary exceptions).  A special meeting of our shareholders is scheduled for September 29, 2010 to seek such approval.

The Purchaser’s director designation and approval rights will terminate at such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares), excluding for this purpose shares that the Purchaser is entitled to acquire pursuant to the exercise of the Warrant. Until such time, the Company is required to use reasonable best efforts to cause the election of the two directors designated by the Purchaser to the board of directors of the Company. Further, until the earlier of the second anniversary of the initial closing date and such time as the Purchaser beneficially owns less than 5,555,5555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares, and including the shares underlying the Warrant) (the “Restricted Period”), the Purchaser will be required to vote all of the shares of common stock beneficially owned by the Purchaser in favor of the director nominees recommended by the Company’s board of directors.

The Securities Purchase Agreement also includes a standstill provision that prohibits the Purchaser, subject to certain exceptions, from (i) acquiring additional shares of the Company’s common stock or other equity securities if the acquisition would result in a change in control of the Company as defined under the Company’s senior credit agreements and (ii) engaging in the solicitation of proxies or taking certain other actions with respect to the control or influence of the Company’s board of directors, management, policies or affairs. The standstill provisions, other than the restrictions on acquisitions of common stock, are applicable during the Restricted Period. After the Restricted Period, the Purchaser will be permitted to acquire additional shares of common stock or other securities of the Company (i) pursuant to a transaction that, if consummated, would result in the acquisition of 100% of the Company’s fully-

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

diluted shares or (ii) if the acquisition does not result in a change in control of the Company as defined under the Company’s senior credit agreements.

Other Information: As of July 31, 2010, we were in compliance with our debt covenants.

On July 31, 2010 we had $24.0 of prepaid debt issuance costs recorded on our consolidated balance sheets, $0.1 categorized as “Accounts receivable and other current assets” and $23.9 categorized as “Other assets.” On August 1, 2009 we had $8.5 of prepaid debt issuance costs recorded on our consolidated balance sheets, $0.2 categorized as “Accounts receivable and other current assets” and $8.3 categorized as “Other assets.” Such costs will be amortized primarily to “Interest expense” over the life of the debt they relate to.

The borrowings outstanding under the Credit Facility are categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets. A portion of the Term Loan Agreement borrowings, net of discount paid, is categorized as “Short-term borrowings and current portion of long-term debt” on our consolidated balance sheets, with the remaining $57.8 million, net of discount paid, categorized as “Long-term debt”.  The recorded value of these borrowings approximates their fair value.

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

Debt of VIEs: Through January 30, 2010, we were the primary beneficiary of two variable interest entities (“VIEs), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidated these VIEs.

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

In 2008, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic net deferred tax assets.  The need to record the valuation allowance was based upon several negative factors, including our being in a three-year cumulative loss position as of the end of 2008.  In the fourth quarter of 2009, we reversed the portion of the valuation allowance recorded in 2008 for our 2008 net operating loss, as the Worker, Homeownership, and Business Assistance Act of 2009 allowed us to realize the benefit of this loss through carrying it back to recover taxes paid in earlier years.

As of the end of the second quarter of this year, we do not have sufficient positive evidence to support a conclusion that a valuation allowance is not needed, and we are still in a three-year cumulative domestic loss position, with no additional carry back benefit currently available.  Thus, we have not recorded a tax benefit for our year-to-date domestic loss.  If, in the future, we overcome negative evidence related to our ability to realize the benefit of our domestic deferred tax assets, our conclusion regarding the need for a domestic valuation allowance could change, resulting in the reversal of some or all of the valuation allowance.  A valuation allowance reversal would result in a tax benefit being recognized in our consolidated statements of operations.

The second quarter tax expense from continuing operations of $0.4 and year-to-date tax expense from continuing operations of $0.8 consists of the impact of state gross receipts tax and certain discrete tax events.  As of July 31, 2010 and January 30, 2010, gross unrecognized tax benefits for uncertain tax positions as calculated under ASC 740 were $22.8 and $23.3.  The associated unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $20.1 as of July 31, 2010.  An estimate of the range of the reasonably possible change in unrecognized tax benefits over the next 12 months cannot be made.

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

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Beginning reserve balance	$15.7	$21.1	$17.7	$25.6
Current period charge	0.1	0.2	1.4	0.4
Current period reserve adjustment	(0.2)	-	(0.1)	(2.4)
Current period cash payments	(1.1)	(3.3)	(4.5)	(5.6)
Ending reserve balance	$14.5	$18.0	$14.5	$18.0

The charge taken during the second quarter of 2010 was primarily due to the closing of two stores and the charge taken during 2010 on a year-to-date basis was primarily due to the closing of eight bookstores. The reserve adjustment recorded during the first quarter of 2009 resulted from the termination of one store lease earlier than originally anticipated.

NOTE 6 – DISCONTINUED OPERATIONS AND GUARANTEES OF DISPOSED FOREIGN BUSINESSES

Discontinued Operations: On July 20, 2010, we completed the sale of all of the outstanding shares of Paperchase Products Limited (“Paperchase”) to an entity controlled by Primary Capital Limited, a U.K.-based private equity firm. Paperchase, which prior to the sale was a wholly-owned subsidiary of the Company, is a retailer of stationery, cards and gifts based in the U.K.

Under the agreement, we received proceeds of $31.2 million U.S. dollars (based on exchange rates on July 20, 2010). We were required to use $25.0 million of the proceeds to reduce the amount outstanding under our $90.0 Term Loan Facility. See Note 3 – Financing for further discussion of the pay down of the Term Loan Facility. The purchase agreement also contained customary representations, warranties and indemnification provisions, none of which had a material impact on our consolidated financial position or results of operations.

Concurrent with the signing of the sale agreement, we entered into a services agreement with Paperchase through which we will continue to purchase and carry products designed and sourced by Paperchase in our U.S. stores. Nearly all of our superstores nationwide feature Paperchase gifts and stationery products. Under the services agreement, we will not be required to pay a commission for Paperchase’s design and procurement services on a specified level of future purchases for up to the next three years.  We have recorded the value of the services agreement of $5.0 and classified it as a component of “Accounts receivable and other current assets” on our consolidated balance sheets.  This asset will be amortized to expense as we sell Paperchase merchandise.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

We have accounted for the sale of Paperchase as a discontinued operation, and all previous years have been restated to reflect the results of our continuing operations excluding these operations. The results of discontinued operations were previously reported as part of our International segment. The financial results of discontinued operations were as follows:

	13 Weeks Ended		26 weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Total revenue	$18.3	$22.9	$40.8	$45.0
Loss from operations of discontinued operations before income tax	(3.7)	(1.1)	(2.9)	(0.4)

Income (loss) from operations of discontinued operations (net of income tax benefit of $0.8, $0.6, $0.5, and $0.9, respectively)	(2.9)	(0.5)	(2.4)	0.5
Gain (loss) on disposal of discontinued operations (net of income tax benefit $-)	7.7	-	7.7	-
Gain (loss) from discontinued operations (net of income tax benefit of $0.8, $0.6, $0.5, and $0.9, respectively)	4.8	(0.5)	5.3	0.5

Aug. 1, 2009
Cash and cash equivalents	$7.4
Merchandise inventories	20.7
Accounts receivable and other current assets	17.8
Current assets of discontinued operations	45.9
Property and equipment (net of accumulated depreciation)	18.4
Other assets	5.9
Deferred income taxes	1.0
Goodwill	0.3
Noncurrent assets of discontinued operations	25.6

Trade accounts payable	8.6
Accrued payroll and other liabilities	(2.6)
Taxes, including income taxes	5.1
Deferred income taxes	0.1
Current liabilities of discontinued operations	11.2
Other long-term liabilities	5.7
Noncurrent liabilities of discontinued operations	5.7

Guarantees of Foreign Disposed Businesses: On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (“the Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to three stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $11.1. As of July 31, 2010, we have recorded a liability of approximately $2.2 based upon the likelihood that we will be required to perform under the guarantees. This reserve was increased during the second quarter of 2010 due to reports that the Purchasers may not be in compliance with certain debt covenants due to a downturn in their operations, and as a result we recorded a non-cash loss from discontinued operations of $1.3 during the second quarter of 2010. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.8.  We have recorded a tax liability of $2.0 for this contingency as of July 31, 2010.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom.

We guarantee the leases of two stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and the guarantees were continued subsequent to our sale of our U.K. and Ireland bookstore operations in 2007. The maximum potential liability under these lease guarantees is approximately $84.7. The leases provide for periodic rent reviews, which could increase our potential liability. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At July 31, 2010, we have reserved $7.8 based upon the likelihood that we will be required to perform under these guarantees.

We had previously guaranteed the lease of one additional store in Ireland and one additional store in the U.K.  The Ireland store was subsequently assigned to another retailer and the Company’s guarantee was released. As a result of the release of this guarantee, we reversed our liability for the guarantee that store’s lease obligations and recorded a non-cash gain from discontinued operations of $0.4 during the first quarter of 2010. The U.K. store lease guarantee agreement provided that the guarantee would automatically terminate if Borders U.K. Limited achieved a specified level of net assets, a provision which we believe was met.  As a result of the release of this guarantee, we reversed our liability for the guarantee of that store’s lease obligations and recorded a non-cash gain from discontinued operations of $1.4 during the second quarter of 2010.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.3, and as of July 31, 2010 we have recorded a liability of approximately $3.4 based upon the likelihood that we will be required to perform under the indemnification.

NOTE 7 — WARRANTS

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The agreements with Pershing Square were most recently amended on March 30, 2009, and resulted in a reduction of the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value. The reduction in the exercise price of the warrants on March 30, 2009 resulted in a $4.3 increase in their fair value. The warrants are categorized as “Other long-term liabilities” in our consolidated balance sheets. The assumptions used to determine the change in the fair value of the warrants as a result of the reduction in their exercise price were:

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

We also entered into a purchase agreement relating to the investment that, among other things, requires the Company to seek approval from its shareholders for the issuance to Mr. LeBow of a stock purchase warrant exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share and for the issuance of the underlying 35.1 million warrant shares.  A special meeting of our shareholders is scheduled for September 29, 2010 to seek approval for the issuance of the warrant and warrant shares.  If the issuance of the warrant and warrant shares is not approved by our shareholders, we will be obligated to issue to Mr. LeBow 35.1 million stock appreciation rights.  Upon the exercise of the stock appreciation rights, we would be required to make a cash payment with respect to each right equal to the excess, if any, of the future market price of the Company's common stock over the $2.25 base price provided in the stock appreciation rights. The stock appreciation rights would be exercisable at any time after June 1, 2011 up to and including the fifth anniversary of the date of issuance of the stock appreciation rights. Upon the exercise of the stock appreciation rights prior to the maturity of our existing secured credit facilities in March 2014, we would be obligated to issue an interest-bearing promissory note, payable following the maturity of our existing credit facilities, in the principal amount of the applicable exercise proceeds, and to use our reasonable best efforts to secure the note through a third priority security interest in the collateral securing our existing credit facilities.

Except as otherwise noted, the warrant will be settled in exchange for shares of the Company’s stock and will be settled at such time determined by the warrant’s holder.  Pursuant to the terms of the warrant, in the event of the consummation of a “Public Stock Merger,” the Company may elect to (i) cause the warrant to remain outstanding after the transaction, in which case the warrant will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrant, or (ii) cause the warrant to be redeemed for an amount in cash equal to the “Cash Redemption Value” of the warrant. “Public Stock Merger” means a consolidation, merger or other similar transaction pursuant to which the Company is combined with another entity (unless the persons who beneficially own the outstanding voting securities of the Company immediately before consummation of the transaction beneficially own a majority of the outstanding voting securities of the combined or surviving entity immediately thereafter) pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitutes solely the right to receive common stock listed on a national securities exchange. The “Cash Redemption Value” of the warrants means (i) the warrant’s fair value as of the date of the change in control event, as determined by an independent financial expert mutually agreed by the Company and the

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

holder of the warrant, using standard option pricing models for American style options, assuming that the event giving rise to the redemption right had not occurred and taking into account the intrinsic and option value of the warrants, but assuming annualized volatility of 35% over the warrants’ remaining term, plus (ii) interest on such fair value from the consummation of the change in control transaction to the payment date at the rate of 10% per annum. Upon the occurrence of any change in control of the Company other than a Public Stock Merger as described above, the holder of the warrant may elect to (i) cause the warrant to remain outstanding, in which case the warrant will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrant, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value. Pursuant to the terms of the stock appreciation right, upon any change in control of the Company, the Company will be obligated to redeem the stock appreciation right and make a cash payment to the holder in accordance with the terms of the stock appreciation right.

In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), on May 21, 2010 we recorded the value of the LeBow warrant at their fair value on May 21, 2010, using the Black-Scholes valuation model. The assumptions used to determine the fair value of the warrant on May 21, 2010 were as follows:

LeBow Warrants	May 21, 2010
Warrant fair value:	$58.0 million
Warrant/SARs:	35,130,000
Warrant exercise price:	$2.25 per warrant(1)
Stock price on May 21,2010:	$2.24 per share
Stock volatility:	97.55%(2)
Risk-free interest rate:	2.18%(3)
Annual dividend yield:	0%
Expected life:	5.0 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

The proceeds from the purchase of 11.1 million of our common shares were first allocated to the value of the warrant.  The difference between the fair value of the warrant of $58.0 and the proceeds received on the transaction of $25.0, totaling $33.0, was categorized as an expense within “Warrant/put expense (income)” on our consolidated statements of operations. No adjustment to equity was recorded as a result of the issuance of the 11.1 million shares. The warrant/SARs will be remeasured to their its value periodically, with changes in the fair value of the warrant/SARs categorized as “Warrant/put expense (income)” on our consolidated statements of operations during the respective periods. We also incurred $2.3 of costs related to the transaction on May 21, 2010, and categorized these costs as “Warrant/put expense (income)” on our consolidated statements of operations during the second quarter of 2010.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

As a result of the purchase of common stock by Mr. LeBow, we were also required under the terms of our existing agreements with Pershing Square and its affiliates to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of the warrant or stock appreciation rights to Mr. LeBow, we are required to issue Pershing Square approximately 8.5 million additional warrants at the same $0.65 per share exercise price. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, using the Black-Scholes valuation model. The assumptions used to determine the fair value of the warrants on May 21, 2010 were as follows:

Pershing Square Warrants	May 21, 2010
Warrant fair value:	$21.9 million
Warrants:	11,244,236
Warrant exercise price:	$0.65 per warrant(1)
Stock price on May 21, 2010:	$2.24 per share
Stock volatility:	104.35%(2)
Risk-free interest rate:	2.18%(3)
Annual dividend yield:	0%
Expected life:	4.3 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

Changes in the fair value of the warrants during the periods presented, excluding the initial establishment of the liability for the LeBow or Pershing Square warrants during the second quarter of 2010 or any change attributable to the reduction in the exercise price of the Pershing Square warrants during the first quarter of 2009, were recognized in earnings. The assumptions used to determine the fair value at the respective balance sheet dates were as follows:

Pershing Square Warrants	July 31, 2010	August 1, 2009
Warrant fair value:	$28.6 million	$52.6 million
Warrants:	25,944,236	14,700,000
Warrant exercise price:	$0.65 per warrant(1)	$0.65 per warrant(1)
Stock price at balance sheet date:	$1.33 per share	$3.97 per share
Stock volatility:	108.24%(2)	86.1%(2)
Risk-free interest rate:	1.76%(3)	2.46%(3)
Annual dividend yield:	0%	0%
Expected life:	4.2 years(4)	5.1 years(4)

LeBow Warrants	July 31, 2010
Warrant fair value:	$31.6 million
Warrant/SARs:	35,130,000
Warrant exercise price:	$2.25 per warrant(1)
Stock price at balance sheet date:	$1.33 per share
Stock volatility:	99.59%(2)
Risk-free interest rate:	1.76%(3)
Annual dividend yield:	0%
Expected life:	5.0 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

We recognized non-cash expense of $4.5 and $14.7 for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively, and non-cash expense of $27.9 of $47.6 the 26 weeks ended July 31, 2010 and August 1, 2009, respectively, related to changes in the fair value of the warrants and the issuance of additional warrants issued during the respective periods. These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” Below is a rollforward of the warrant liability balance for the periods indicated:

	13 weeks ended		26 weeks ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Beginning balance	$33.0	$37.9	$9.5	$0.7
Re-pricing of Pershing Square warrants	-	-	-	4.3
LeBow warrant/SARs committed to May 21, 2010	58.0	-	58.0	-
Pershing Square warrants granted/committed to May 21, 2010	21.9	-	21.9	-
Changes in fair value of LeBow warrant/SARs	(26.4)	-	(26.4)	-
Changes in fair value of Pershing Square warrants	(26.3)	14.7	(2.8)	47.6
Ending balance	$60.2	$52.6	$60.2	$52.6

The March 30, 2009 amendment to the Pershing Square agreements did not extend the $65.0 backstop purchase offer related to our Paperchase subsidiary and was allowed to expire. As a result, the intangible asset related to the backstop purchase offer, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

NOTE 8 – SEGMENT INFORMATION

As a result of the sale of Paperchase during the second quarter of 2010, which constituted the majority of the previously-reported International segment, we will now report results for only one segment.

NOTE 9 – NEW ACCOUNTING GUIDANCE

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. As a result of our adoption of this guidance on January 31, 2010 we deconsolidated two VIEs because we determined we were not the primary beneficiary of the VIEs under the revised guidance. We recognized a non-cash gain of $2.3 at May 1, 2010. This gain was categorized as a cumulative effect to retained earnings during the first quarter of 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries including Borders Inc. (“Borders”) (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At July 31, 2010, we operated 679 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 676 in the United States and three in Puerto Rico. In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

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

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc and movies in the DVD format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music and movies. This trend, which we expect to continue, is also beginning to manifest itself in the book category with the increasing popularity of electronic book readers (“eReaders”). Although sales of electronic books (“eBooks”) currently represent a small percentage of total book sales, they are expected to increase significantly over the next few years. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities, both through Borders.com and through strategic partnerships.

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

In order to focus on our existing superstores business, we have effectively curtailed our new store program other than as previously committed. In addition, we continue to evaluate the performance of existing stores, and additional store closures could occur in cases where our store profitability goals are not met. During 2009 we closed 219 bookstores consisting of mainly small format stores. We believe that the Company has the potential to operate mall-based stores profitably, and to that end have signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will, however, continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs.

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

Acquire, engage and retain customers. We are focused on the following key objectives:

Improve the in-store experience. We are taking steps to improve the in-store experience for our customers and over time we will create an “oasis” type of environment.  The first set of improvements we are making is to the look and feel of our stores by adding new signs that will enhance shopability and improve navigation while communicating our value messages.  These new signs will be in-store during the third quarter of 2010. We are also reallocating our payroll dollars from back office tasks to the sales floor in order to improve the shopping experience for our customers. We expect to continue to enhance our in-store boutique shops, including our shops for kids and teachers. These shops have a distinct look and feel, including unique signage, fixtures and other elements which we expect to increase sales growth and profitability. In addition, we will continue to offer our in-stock guarantee, which was launched in the fourth quarter of 2009 and which we believe helps to retain sales that would have been lost to competitors. This program allows any customer who cannot find a title that is available at Borders.com in their local store to have it shipped to their home with no shipping charges.

Leverage Borders Rewards. We continue to develop our loyalty program, Borders Rewards. To date, a total of nearly 40 million customers have signed up for the program. We will continue to focus on growing membership and increasing the effectiveness of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we have redesigned the Borders Rewards program to facilitate a higher level of participation and value for our customers, which now includes an enhanced free version and a new paid program called Borders Rewards Plus, membership to which can be purchased for $20 annually. Members of the Borders Rewards Plus program will receive 40 percent off hardcover bestsellers, 20 percent off select hardcovers, 10 percent off most everything else, and free shipping on all online orders.   Although we will continue to use Borders Rewards to drive traffic into our stores, we will also invest in additional marketing programs to acquire new customers.

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

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. For instance, we are working to strengthen Borders.com as a way to engage customers who share our passion for our products. In addition, we are a device-neutral, content-focused digital book provider, as we believe there is opportunity in occupying the niche of “neutral expert” for our customers, and we plan to offer a wide variety of eReaders for sale in our stores. This will be done through the introduction during the third quarter of 2010 of a new shop in our stores called “Area-e” where multiple eReaders will be available for sale. We will enhance the Area-e experience through our partnership with Kobo, through which we launched our digital bookstore on Borders.com during the second quarter of 2010. Kobo, Inc. is a global eReading service that is the newly named spin-off of Toronto-based Indigo Books & Music Inc.’s Shortcovers.

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

Discontinued Operations

On July 20, 2010, we completed the sale of all of the outstanding shares of Paperchase Products Limited (“Paperchase”) to an entity controlled by Primary Capital Limited, a U.K.-based private equity firm. Paperchase, which prior to the sale was a wholly-owned subsidiary of the Company, is a retailer of stationery, cards and gifts based in the U.K. On June 10, 2008, we sold all of our bookstores in Australia, New Zealand, and Singapore. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. We have accounted for the sale of these operations as discontinued operations. These disposals resulted in a gain of $7.8 million for the 13 weeks ended July 31, 2010 and a gain of $8.2 million for the 26 weeks ended July 31, 2010. The operations of Paperchase resulted in a loss of $2.9 million for the 13 weeks ended July 31, 2010 and a loss of $2.4 million for the 26 weeks ended July 31, 2010. These disposals are discussed, along with several retained lease guarantees and certain tax indemnifications, under the heading “Off-Balance Sheet Arrangements” within this Management’s Discussion and Analysis.

Results of Operations

As a result of the sale of Paperchase during the second quarter of 2010, which comprised materially our entire International segment, we will now report results for only one segment. The following table presents our consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.8	1.3	0.9	1.3
Total revenue	100.8	101.3	100.9	101.3
Cost of merchandise sold (including occupancy costs)	81.5	78.3	81.5	78.8
Gross margin	19.3	23.0	19.4	22.5
Selling, general and administrative expenses	26.5	27.3	26.3	27.1
Asset impairments and other writedowns	-	-	-	-
Operating loss	(7.2)	(4.3)	(6.9)	(4.6)
Interest expense	1.7	0.9	1.5	1.0
Warrant/put expense (income)	0.9	2.5	2.7	5.2
Total interest expense	2.6	3.4	4.2	6.2
Loss before income tax	(9.8)	(7.7)	(11.1)	(10.8)
Income taxes	-	(0.1)	-	0.1
Loss from continuing operations	(9.8)%	(7.6)%	(11.1)%	(10.9)%

Store openings	1	-	1	1
Store closings	2	8	8	19
Store count	679	886	679	886

Consolidated Results - Comparison of the 13 weeks ended July 31, 2010 to the 13 weeks ended August 1, 2009

Sales

Consolidated sales decreased $68.1 million, or 11.5%, to $526.1 million in 2010 from $594.2 million in 2009. This decrease was driven by declining comparable store sales of $37.1 million and by non-comparable sales of $36.6 million associated with 2009 and 2010 store closings, partially offset by increased Borders.com sales of $5.6 million in 2010. We closed 207 bookstores between the end of the second quarter of 2009 and the end of the second quarter of 2010.

Comparable store sales for our bookstores decreased 6.8% during the second quarter of 2010. This was primarily due to continuing negative sales trends in substantially all categories which persisted throughout the second quarter. Our Bargain book and Cafe categories outperformed the overall store, generating positive comparable store sales for the quarter.  On a comparable store basis, transaction dollars decreased by 3.2%, with the remainder of the decline due to decreased customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures include our mall-based seasonal businesses.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties and wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Other revenue decreased $3.3 million, or 43.4%, to $4.3 million in 2010 from $7.6 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers, decreased income recognized from unredeemed gift cards and decreased marketing revenue earned through partnerships with third parties.

Gross margin

Consolidated gross margin as a percentage of sales decreased 3.7%, to 19.3% in 2010 from 23.0% in 2009. This was primarily due to increased promotional discounts of 2.4% as a percentage of sales, which were focused on driving traffic into our stores. Also contributing to the decline in the gross margin rate were increased occupancy costs of 1.1% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales, decreased other revenue of 0.5% as a percentage of sales and increased freight costs of 0.4% as a percentage of sales. These items were partially offset by improved shrinkage results of 0.5% as a percentage of sales, due to enhanced operating controls implemented in our stores, as well as decreased product markdowns and other costs of 0.2% as a percentage of sales.

Consolidated gross margin dollars decreased $34.7 million, or 25.5%, to $101.6 million in 2010 from $136.3 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) as a percentage of sales decreased 0.8%, to 26.5% in 2010 from 27.3% in 2009. The decrease was primarily due to decreased store payroll and operating expenses of 1.2% as a percentage of sales, reflecting the result of our expense reduction initiatives. Partially offsetting these decreases were increased advertising costs of 0.4%, as a percentage of sales, due to decreased co-op revenue received from vendors. Corporate payroll and operating expenses remained flat as a percentage of sales, due to our expense reduction initiatives being offset by the de-leveraging of expenses due to declining comparable store sales.

SG&A dollars decreased $22.7 million, or 14.0%, to $139.3 million in 2010 from $162.0 million in 2009, primarily due to our expense reduction initiatives and store closures.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Depreciation

Consolidated depreciation expense decreased $5.4 million, or 22.0%, to $19.1 million in 2010 from $24.5 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Consolidated interest expense increased $3.8 million, or 73.1%, to $9.0 million in 2010 from $5.2 million in 2009. This was primarily a result of the amendment of our Credit Agreement and issuance of the Term Loan Agreement during the quarter, which have a higher cost of capital than our Prior Credit Agreement. We paid $7.9 million and $3.9 million in cash interest during the 13 weeks ended July 31, 2010 and August 1, 2009, respectively.

Warrant/put expense

Consolidated warrant/put expense decreased $10.2 million, or 69.4%, to $4.5 million in 2010 from $14.7 million in 2009. The expense recognized during the second quarter of 2010 reflected the May 21, 2010 equity investment by an entity controlled by Bennett S. LeBow, as a result of which we expect to issue approximately 35.1 million warrants/SARs to Mr. LeBow and approximately 11.2 million warrants to Pershing Square, partially offset by the decline in our share price during the quarter. The expense recognized in the second quarter of 2009 resulted primarily from the increase in our share price during the quarter.

Taxes

The effective tax rate for the 13 weeks ended July 31, 2010 was an expense of 0.8% compared to benefit of 1.1% for the 13 weeks ended August 1, 2009.  This unfavorable change is primarily due to a current year net expense associated with changes in uncertain tax positions, compared to a prior year net benefit.

The rate differed from the federal statutory rate of 35% primarily due to valuation allowance considerations, which resulted in our not recognizing a tax benefit for our domestic loss, as it is more likely than not that a future benefit from this loss will not be realized.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 9.8% in 2010 from 7.6% in 2009, and loss from continuing operations dollars increased to $51.6 million in 2010 from $45.1 million in 2009.

Consolidated Results - Comparison of the 26 weeks ended July 31, 2010 to the 26 weeks ended August 1, 2009

Sales

Consolidated sales decreased $167.9 million, or 13.8%, to $1,046.1 million in 2010 from $1,214.0 million in 2009. This decrease was driven by declining comparable store sales of $101.8 million and by non-comparable sales of $75.6 million associated with 2009 and 2010 store closings, partially offset by increased Borders.com sales of $9.5 million in 2010. We closed 207 bookstores between the end of the second quarter of 2009 and the end of the second quarter of 2010.

Comparable store sales for our bookstores decreased 9.1% during 2010. This was primarily due to continuing negative sales trends in substantially all categories which persisted throughout the year. Our Cafes outperformed the overall store, generating positive comparable store sales. On a comparable store basis, transaction dollars decreased by 3.4%, with the remainder of the decline due to decreased customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures include our mall-based seasonal businesses.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties and wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Other revenue decreased $6.9 million, or 43.4%, to $9.0 million in 2010 from $15.9 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers, decreased income recognized from unredeemed gift cards and decreased marketing revenue earned through partnerships with third parties.

Gross margin

Consolidated gross margin as a percentage of sales decreased 3.1%, to 19.4% in 2010 from 22.5% in 2009. This was primarily due to increased promotional discounts of 1.3% as a percentage of sales. Also contributing to the decline in the gross margin rate were increased occupancy costs of 1.5% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales, decreased other revenue of 0.4% as a percentage of sales and increased freight costs of 0.5% as a percentage of sales. These items were partially offset by improved shrinkage results of 0.3% as a percentage of sales, due to enhanced operating controls implemented in our stores, as well as decreased product markdowns and other costs of 0.3% as a percentage of sales.

Consolidated gross margin dollars decreased $70.2 million, or 25.7%, to $202.8 million in 2010 from $273.0 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) as a percentage of sales decreased 0.8%, to 26.3% in 2010 from 27.1% in 2009. The decrease was primarily due to decreased store payroll and operating expenses of 0.8% as a percentage of sales and decreased corporate payroll and operating expenses of 0.3% as a percentage of sales, all a result of our expense reduction initiatives. Partially offsetting these decreases were increased advertising costs of 0.3%, as a percentage of sales, due to decreased co-op revenue received from vendors.

SG&A dollars decreased $53.6 million, or 16.3%, to $274.8 million in 2010 from $328.4 million in 2009, primarily due to our expense reduction initiatives and store closures.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Depreciation

Consolidated depreciation expense decreased $12.3 million, or 24.1%, to $38.7 million in 2010 from $51.0 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Consolidated interest expense increased $4.2 million, or 35.9%, to $15.9 million in 2010 from $11.7 million in 2009. This was primarily a result of the amendment of our Credit Agreement and issuance of the Term Loan Agreement during the quarter, which have a higher cost of capital than our Prior Credit Agreement.  We paid $12.6 million and $8.2 million in cash interest during the 26 weeks ended July 31, 2010 and August 1, 2009, respectively.

Warrant/put expense

Consolidated warrant/put expense decreased $35.9 million, or 56.3%, to $27.9 million in 2010 from $63.8 million in 2009. The expense recognized in both quarters resulted primarily from the increase in our share price during the year. The expense recognized during 2010 reflected the May 21, 2010 equity investment by an entity controlled by Bennett S. LeBow, as a result of which we expect to issue approximately 35.1 million warrants/SARs to Mr. LeBow and approximately 11.2 million warrants to Pershing Square, as well as the increase in our share price during the year. The expense recognized in 2009 resulted primarily from the increase in our share price during the year.

Also impacting the first quarter of 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts Receivable and other current assets” on our consolidated balance sheets.

Taxes

The effective tax rate for the 26 weeks ended July 31, 2010 was an expense of 0.7% compared to expense of 0.8% for the 26 weeks ended August 1, 2009.  This slight favorable change is primarily due to minor changes in discrete tax activity.

The rate differed from the federal statutory rate of 35% primarily due to valuation allowance considerations, which resulted in our not recognizing a tax benefit for our domestic loss, as it is more likely than not that a future benefit from this loss will not be realized.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 11.1% in 2010 from 10.9% in 2009, and loss from continuing operations dollars increased to $116.6 million in 2010 from $132.1 million in 2009.

Liquidity and Capital Resources

Operating Activities

Cash flow from operating activities decreased $71.1 million, as cash used for operating activities was $32.4 million in the first six months of 2010 as compared to cash provided by operating activities of $38.7 million in the first six months of 2009. This was primarily due to decreased cash generated from inventory (net of accounts payable) of $21.5 million, increased cash used for taxes payable of $13.8 million and decreased cash generated from operating results of $16.6 million (defined as gross margin dollars less selling, general and administrative expenses). This decrease is partially offset by changes in the timing of payments to employees and to non-merchandise vendors.

Investing Activities

Net cash provided by investing activities was $20.7 million for the 26 weeks ended July 31, 2010. This was primarily due to the proceeds received on the sale of Paperchase of $31.2 million, partially offset by capital expenditures of $10.5 million. Capital expenditures in 2010 reflected spending to support the development of our eBookstore on Borders.com (powered by Kobo), spending on “Area-e” and costs to convert our small format store systems to that of our superstores. In addition, 2010 capital spending also reflected the opening of one new superstore, as well as maintenance spending on existing stores, distribution centers and management information systems. This compares to cash used for investing activities of $3.1 million for the 26 weeks ended August 1, 2009, which consisted of spending on one new airport store and the maintenance of existing stores, distribution centers and management information systems.

Financing Activities

Net cash provided by financing activities was $13.6 million for the 26 weeks ended July 31, 2010, resulting primarily from the proceeds received from the Term Loan Agreement of $90.0 million and the proceeds received from the equity investment by an entity controlled by Bennett S. Lebow of $25.0 million. These items were partially offset by the repayment of the Pershing Square Capital Management, L.P. term loan financing of $42.5 million, the partial payment of the Term Loan Agreement of $25.0 million, the payment of financing costs related to the Credit Agreement and Term Loan Agreement totaling $24.4 million and the payment of borrowings under the Credit Agreement of $9.5 million. Net cash used for financing activities was $47.4 million for the 26 weeks ended August 1, 2009, primarily reflecting repayment of borrowings under the Credit Agreement of $46.4 million.

Capital Expenditures

Capital spending in 2010 is expected to be limited to a minimal number of previously committed new store openings, as well as maintenance spending on existing stores, distribution centers and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.

Dividends

The Board of Directors has suspended the company’s quarterly dividend program in order to preserve capital for operations and strategic initiatives.

Sources of Liquidity

Revolving Credit Agreement

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 million in loans under a secured revolving credit facility (the “Credit Facility”). The Credit Agreement amends and restates our prior Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as amended (the “Prior Credit Agreement”). Bank of America, N.A. and General Electric Capital Corporation are the co-collateral agents, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation are co-syndication agents and JPMorgan Chase Bank, N.A. is the documentation agent for the Credit Facility.

The commitments of the lenders to provide the Credit Facility are divided into an existing tranche maturing on July 31, 2011 (the “Existing Tranche”) and an extended tranche maturing on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders are $970.5 million through July 31, 2011 and $700.0 million through March 31, 2014. The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $75.0 million of the Credit Facility may be used for the issuance of letters of credit and up to $50.0 million of the Credit Facility may be used for the making of swing line loans.

The Credit Facility is secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility and a first priority pledge of equity interests in certain of our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

Interest under the Credit Facility accrues, at our election, at a base rate or LIBOR Rate, plus, in each case, an applicable margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the applicable margin for LIBOR Rate loans ranging from 2.00% to 4.25% and the applicable margin for Base Rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Credit Facility) are also payable on unused commitments. Letter of credit fees are payable on the maximum daily amount to be drawn under a letter of credit at a rate equal to the applicable margin for LIBOR Rate loans ranging from 1.00% to 4.25%. Lower applicable margins and fees are generally applicable to borrowings under the Existing Tranche, which matures on July 31, 2011, than to borrowings under the Extended Tranche.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The lenders will assume dominion and control over the Credit Facility parties’ cash if availability (or, if in effect, Adjusted Excess Availability ) under the Credit Facility falls below the greater of (i) $65.0 million or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility.

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

At July 31, 2010, the funding available under the Credit Agreement was $150.0 million before the minimum excess availability covenant, which as of July 31, 2010 was $50.0 million. After the minimum excess availability covenant, the funding available under the credit agreement was $100.0 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement of $222.8 million, $240.3 million and $232.3 million at July 31, 2010, August 1, 2009 and January 30, 2010, respectively.

Term Loan Agreement

On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 million tranche and a $10.0 million tranche. At July 31, 2010 $57.8 million was outstanding under the $80.0 million tranche and $7.2 million was outstanding under the $10.0 million tranche.

The $7.2 million outstanding under the $10.0 million tranche of the Term Loan Facility will be payable in monthly installments commencing on the first day of September, 2010 until such tranche is fully repaid but not later than December 1, 2010.  The $57.8 million outstanding under the $80.0 million tranche matures on March 31, 2014. We may prepay the Term Loan Facility, subject to a prepayment premium of (i) the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility or 3%, if such prepayment is made during the first year, (ii) a 3% prepayment premium if prepaid during the second year and (iii) a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 million of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. Due to the sale of Paperchase during the quarter, we were obligated under the Term Loan Agreement to prepay the Term Loan Facility, without premium or penalty, with the first $25.0 million of net proceeds from the sale and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility (which may be re-borrowed).

The Term Loan Facility is secured by (i) a first priority security interest in our equity in Superstores, Kobo and Borders Direct, our intellectual property and that of certain subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of Paperchase) result in a reduction of the outstanding amount of the Term Loan Facility to $50.0 million or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The Term Loan Facility is subject to borrowing base and availability restrictions. The Term Loan Agreement provides for a seasonal minimal excess availability requirement that obligates us to maintain higher levels of excess availability under the Term Loan Facility during the months of December and January of each year. The seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Credit Facility and then loan commitment under the Credit Facility (but no less than $50.0 million) plus (ii) $35.0 million minus the amount of any prepayments under the$80.0 tranche of the Term Loan Facility. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, these increased excess availability requirements will become applicable throughout the remainder of the term. If at any time we fail to meet the borrowing base or excess availability requirements under the Term Loan Facility, the lenders under the Credit Facility will be required to reduce the availability under the Credit Facility by a corresponding amount. We may also remedy any such failure through repayments of principal under the Term Loan Facility. In addition, under the Term Loan Agreement, an equity reserve of $2.3 million was recorded at July 31, 2010 against the borrowing base under the Credit Facility, which reduced the amounts we are permitted to borrow under the Credit Agreement. This reserve will be eliminated on September 1, 2010 provided that on or before such date we make the first principal payment required in respect of the $10.0 tranche of the Term Loan Facility and no Event of Default has occurred.

Interest under the Term Loan Facility accrues at a LIBOR Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBOR Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make  the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants, other than the excess availability requirements described above.

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

Other Liquidity Information

As of July 31, 2010, we were in compliance with our debt covenants.

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

Warrants

On May 20, 2010 an entity controlled by Bennett S. LeBow invested $25.0 million in the Company through a private purchase of 11.1 million shares of the Company's common stock.  In connection with this investment, the Company is seeking approval from our shareholders for the issuance to Mr. LeBow of a stock purchase warrant exercisable to acquire an additional 35.1 million shares of our common stock at a price of $2.25 per share and for the issuance of the underlying 35.1 million warrant shares.  A special meeting of our shareholders is scheduled for September 29, 2010 to seek approval for the issuance of the warrant and warrant shares.   If the issuance of the warrant and warrant shares is not approved by our shareholders, we will be obligated to issue to Mr. LeBow 35.1 million stock appreciation rights.  Upon the exercise of the stock appreciation rights, we would be required to make a cash payment with respect to each right equal to the excess, if any, of the future market price of our common stock over the $2.25 base price provided in the stock appreciation rights. The stock appreciation right would be exercisable at any time after June 1, 2011 up to and including the fifth anniversary of the date of issuance of the stock appreciation right. Upon the exercise of the stock appreciation right prior to the maturity of our existing secured credit facilities in March 2014, we would be obligated to issue an interest-bearing promissory note, payable following the maturity of our existing credit facilities, in the principal amount of the applicable exercise proceeds, and to use our reasonable best efforts to secure the note through a third priority security interest in the collateral securing our existing credit facilities.

Pursuant to the terms of the warrant, in the event of the consummation of a “Public Stock Merger,” the Company may elect to (i) cause the warrant to remain outstanding after the transaction, in which case the warrant will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrant, or (ii) cause the warrant to be redeemed for an amount in cash equal to the “Cash Redemption Value” of the warrant. “Public Stock Merger” means a consolidation, merger or other similar transaction pursuant to which the Company is combined with another entity (unless the persons who beneficially own the outstanding voting securities of the Company immediately before consummation of the transaction beneficially own a majority of the outstanding voting securities of the combined or surviving entity immediately thereafter) pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitutes solely the right to receive common stock listed on a national securities exchange. The “Cash Redemption Value” of the warrant means (i) the warrants’ fair value as of the date of the change in control event, as determined by an independent financial expert mutually agreed by the Company and the holder of the warrant, using standard option pricing models for American style options, assuming that the event giving rise to the redemption right had not occurred and taking into account the intrinsic and option value of the warrant, but assuming annualized volatility of 35% over the warrants’ remaining term, plus (ii) interest on such fair value from the consummation of the change in control transaction to the payment date at the rate of 10% per annum. Upon the occurrence of any change in control of the Company other than a Public Stock Merger as described above, the holder of the warrant may elect to (i) cause the warrant to remain outstanding, in which case the warrant will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrant, or (ii) require the Company to redeem the warrant for an amount in cash equal to the Cash Redemption Value. Pursuant to the terms of the stock appreciation right, upon any change in control of the Company, the Company will be obligated to redeem the stock appreciation right and make a cash payment to the holder in accordance with the terms of the stock appreciation right. We estimate the fair value of this cash settlement liability to be $31.6 million as of July 31, 2010, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets. The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on this liability and the cash required to settle this liability, thus potentially impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure.

Under our financing agreement with Pershing Square, we have issued or will issue 25.9 million warrants to purchase our common stock at $0.65 per share, 17.4 million of which are outstanding as of July 31, 2010, with the remaining 8.5 million warrants to be issued subsequent to the special meeting of our shareholders scheduled for September 29, 2010. These warrants are required to be settled for cash in certain circumstances, including the sale of the Company to a non-publicly-held entity or the de-listing of our common stock from trading on the NYSE. We estimate the fair value of this cash settlement liability to be $28.6 million and $52.6 million as of July 31, 2010 and August 1, 2009, respectively, based upon a Black-Scholes valuation, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets.

We recognized non-cash expense of $4.5 million and $14.7 million for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively, related to changes in the warrant liability. For the 26 weeks ended July 31, 2010 and August 1, 2009, respectively, we recognized $27.9 million of non-cash expense and $47.6 million of non-cash income related to changes in the warrant liability. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” These adjustments, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

Off-Balance Sheet Arrangements

Through January 30, 2010, we were the primary beneficiary of two variable interest entities (“VIEs), due to our guarantee of the debt of these entities. These entities were established by third-party developers to own, construct, and lease two of our store locations. To refinance the debt associated with the construction of these stores, we were required to guarantee the debt of these two entities. As a result, we consolidated these VIEs.

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

As discussed previously, we guarantee the leases of three stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $11.1 million. We have recorded a contingent liability of approximately $2.2 million based upon the likelihood that we will be required to perform under the guarantees. This reserve was increased during the second quarter of 2010 due to reports that the Purchasers my not be in compliance with certain debt covenants due to a downturn in their operations, and as a result we recorded a non-cash loss from discontinued operations of $1.3 million during the second quarter of 2010. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $6.8 million.  We have recorded a tax liability of $2.0 million for this contingency as of July 31, 2010.

We guarantee the leases of two stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $84.7 million. The leases provide for periodic rent reviews, which could increase our potential liability. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At July 31, 2010, we have reserved $7.8 million based upon the likelihood that we will be required to perform under these guarantees.

We had previously guaranteed the lease of one additional store in Ireland and one additional store in the U.K.  The Ireland store was subsequently assigned to another retailer and the Company’s guarantee was released. As a result of the release of this guarantee, we reversed our liability for the guarantee that store’s lease obligations and recorded a non-cash gain from discontinued operations of $0.4 million during the first quarter of 2010. The U.K. store lease guarantee agreement provided that the guarantee would automatically terminate if Borders U.K. Limited achieved a specified level of net assets, a provision which we believe was met.  As a result of the release of this guarantee, we reversed our liability for the guarantee that store’s lease obligations and recorded a non-cash gain from discontinued operations of $1.4 million during the second quarter of 2010.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.3 million, and as of July 31, 2010 we have recorded a liability of approximately $3.4 million based upon the likelihood that we will be required to perform under the indemnification.

The various guarantees and indemnifications related to our disposed businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

New Accounting Guidance

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. As a result of our adoption of this guidance on January 31, 2010 we deconsolidated two VIEs because we determined we were not the primary beneficiary of the VIEs under the revised guidance. We recognized a non-cash gain of $2.3 million at May 1, 2010. This gain was categorized as a cumulative effect to retained earnings during the first quarter of 2010.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “expect,” “planning,” “preparing,” “possibility,” “opportunity,” “goal,” “will,” “may,” “intend,” “anticipates,” “working toward” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial condition and performance (including earnings per share, liquidity, cash flows, debt levels, market share growth and other sales information, inventory levels and capital expenditures) and its strategic initiatives such as the expansion of product categories, including eBook content and eReaders and contemplated strategic partnerships. These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in our forward-looking statements.

These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital – including vendor credit – to fund the Company’s operations and to carry out its strategic plans; adverse litigation results or other claims; the performance of the Company’s information technology systems; with respect to eBook content and eReaders, the availability to the Company of anticipated content levels and a variety of competitive devices; and with respect to strategic partnerships, the ability to identify and reach agreements with acceptable partners.

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

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2010 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s

Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 30, 2010. There have been no material changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 30, 2010 except that the Stock Purchase Agreement with LeBow Gamma Limited Partnership (the “Purchaser”) discussed in Note 3 to the financial statements included herein provides the Purchaser with approval rights with respect to certain corporate and business transactions and thus the Company could not engage in any such transactions without the consent of the Purchaser.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibits:

2.1	(1)
Agreement for the sale and purchase of the entire issued share capital of Paperchase Products Limited among BGP (UK) Limited, Borders Superstores (UK) Limited Borders Group, Inc. and Newincco 1015 Ltd. dated as of July 13, 2010 (excluding certain schedules and appendices referred to in the agreement, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request).

3.1	(2)	Restated Articles of Incorporation of Borders Group, Inc.
3.2	(3)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3	(4)	Restated bylaws of Borders Group, Inc.
3.4	(5)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5	(3)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6	(6)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7	(7)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.1	(8)	Securities Purchase Agreement dated as of May 20, 2010 between Borders Group, Inc. and LeBow Gamma Limited Partnership
10.2	(8)	Stock Purchase Warrant dated as of May 20, 2010 between Borders Group, Inc., Borders, Inc. and LeBow Gamma Limited Partnership
10.3	(8)	Stock Appreciation Right dated as of May 20, 2010 between Borders Group, Inc., and LeBow Gamma Limited Partnership
10.4	(8)
Amendment of Warrant and Registration Rights Agreement dated as of May 20, 2010 between and among Borders Group, Inc., Computershare Inc., Computershare Trust Company, BGP Holding Corp., Pershing Square, L.P. and Pershing Square II, L.P.

10.5	(9)	Agreement to Correct Page dated as of April 30, 2010 between and among Borders Group, Inc., Borders, Inc., the Guarantors and Lenders to the Loan Agreement, and GA Capital, LLC

10.6	Consent, Waiver and First Amendment to Term Loan Agreement between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.7	Consent to amend the definition of Equity Reserve between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
31.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Glen Tomaszewski, Interim Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Glen Tomaszewski, Interim Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2010 (File No. 1-13740).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 8-K dated May 20, 2010 (File No. 1-13740).
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 30, 2010 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date: September 1, 2010	By:	/s/GLEN TOMASZEWSKI
Glen Tomaszewski
Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)