Form 10-Q
period 2010-12-09
BORDERS GROUP INC
filed 2010-12-09
CIK 940510

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q
 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

The number of shares of common stock outstanding at December 6, 2010 was 72,072,310.

BORDERS GROUP, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	19
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	31
Item 4. Controls and Procedures	31

Part II - Other information

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	N/A
Item 4. (Removed and Reserved)	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	33

Signatures	34

ii

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	13 Weeks Ended
	October 30, 2010	October 31, 2009
Sales	$470.9	$571.4
Other revenue	4.7	6.4
Total revenue	475.6	577.8

Cost of merchandise sold, including occupancy costs	403.1	471.8
Gross margin	72.5	106.0

Selling, general and administrative expenses	144.2	165.9
Asset impairments and other writedowns	-	0.2
Operating loss	(71.7)	(60.1)

Interest expense	7.9	6.3
Warrant / put income	(6.0)	(28.7)
Total interest expense (income)	1.9	(22.4)
Loss before income taxes	(73.6)	(37.7)

Income tax provision	0.8	-
Loss from continuing operations	$(74.4)	$(37.7)

Loss from operations of discontinued operations (net of tax)	-	(0.8)
Gain from disposal of discontinued operations (net of tax)	-	0.8
Gain from discontinued operations (net of tax)	-	-
Net loss	$(74.4)	$(37.7)

Loss per common share data (Note 8)
Basic:
Loss from continuing operations per common share	$(1.03)	$(0.63)
Gain from discontinued operations per common share	$-	$-
Net loss per common share	$(1.03)	$(0.63)

Weighted average common shares outstanding (in millions)	71.9	60.1

Diluted:
Loss from continuing operations per common share	$(1.03)	$(0.98)
Gain from discontinued operations per common share	$-	$-
Net loss per common share	$(1.03)	$(0.98)

Weighted average common shares outstanding (in millions)	71.9	67.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)
(UNAUDITED)

	39 Weeks Ended
	October 30, 2010	October 31, 2009
Sales	$1,517.0	$1,785.4
Other revenue	13.7	22.3
Total revenue	1,530.7	1,807.7

Cost of merchandise sold, including occupancy costs	1,255.4	1,428.7
Gross margin	275.3	379.0

Selling, general and administrative expenses	419.0	494.3
Asset impairments and other writedowns	-	0.3
Operating loss	(143.7)	(115.6)

Interest expense	23.8	18.0
Warrant / put expense	21.9	35.1
Total interest expense	45.7	53.1
Loss before income taxes	(189.4)	(168.7)

Income tax provision	1.6	1.1
Loss from continuing operations	$(191.0)	$(169.8)

Loss from operations of discontinued operations (net of tax)	(2.4)	(0.3)
Gain from disposal of discontinued operations (net tax)	8.2	0.8
Gain from discontinued operations (net of tax)	5.8	0.5

Net loss	$(185.2)	$(169.3)

Loss per common share data (Note 8)
Basic:
Loss from continuing operations per common share	$(2.85)	$(2.83)
Gain from discontinued operations per common share	$0.09	$0.01
Net loss per common share	$(2.76)	$(2.82)

Weighted average common shares outstanding (in millions)	67.1	60.1

Diluted:
Loss from continuing operations per common share	$(2.85)	$(2.83)
Gain from discontinued operations per common share	$0.09	$0.01
Net loss per common share	$(2.76)	$(2.82)

Weighted average common shares outstanding (in millions)	67.1	60.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share data)
(UNAUDITED)

	October 30, 2010	October 31, 2009	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$23.1	$28.5	$17.9
Merchandise inventories	895.8	1,129.5	854.1
Accounts receivable and other current assets	60.5	62.9	66.1
Deferred income taxes	-	-	1.1
Current assets of discontinued operations	-	45.2	39.5
Total current assets	979.4	1,266.1	978.7
Property and equipment, net of accumulated depreciation of $976.1, $965.7 and $944.2 at October 30, 2010, October 31, 2009 and January 30, 2010, respectively	325.2	407.5	372.8
Other assets	48.1	30.1	34.0
Deferred income taxes	3.9	10.3	1.9
Noncurrent assets of discontinued operations	-	25.4	28.2
Total assets	$1,356.6	$1,739.4	$1,415.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings and current portion of long-term debt	$298.4	$401.8	$275.4
Trade accounts payable	444.9	583.9	345.1
Accrued payroll and other liabilities	215.8	228.1	252.3
Taxes, including income taxes	31.8	41.5	32.4
Deferred income taxes	3.8	6.5	-
Current liabilities of discontinued operations	-	17.7	12.9
Total current liabilities	994.7	1,279.5	918.1
Long-term debt	55.8	6.0	6.6
Other long-term liabilities	346.9	348.0	325.6
Long-term liabilities of discontinued operations	-	6.7	7.0
Total liabilities	1,397.4	1,640.2	1,257.3
Stockholders' equity (deficit):
Common stock; 300,000,000 shares authorized;
72,072,310, 60,024,029 and 59,869,384 shares issued
and outstanding at October 30, 2010, October 31, 2009 and
January 30, 2010, respectively	187.7	186.8	187.2
Accumulated other comprehensive income	-	17.9	16.7
Retained deficit	(228.5)	(105.5)	(45.6)
Total stockholders' equity (deficit)	(40.8)	99.2	158.3
Total liabilities and stockholders' equity (deficit)	$1,356.6	$1,739.4	$1,415.6

Certain reclassifications have been made to conform to current year presentation.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE 39 WEEKS ENDED OCTOBER 30, 2010
(dollars in millions except share amounts)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Deficit	Total
Balance at January 30, 2010	59,869,384	$187.2	$16.7	$(45.6)	$158.3
Net loss				(185.2)	(185.2)
Discontinued operations currency translation adjustment			(16.7)		(16.7)
Comprehensive loss					(201.9)
Deconsolidation of VIEs		(0.3)		2.3	2.0
Equity transaction	11,111,111
Issuance of common stock	1,505,530	2.3			2.3
Repurchase and retirement of common stock	(413,715)	(1.5)			(1.5)
Balance at October 30, 2010	72,072,310	$187.7	$-	$(228.5)	(40.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BORDERS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(UNAUDITED)
	39 weeks Ended
	October 30, 2010	October 31, 2009
Cash provided by (used for):
Net loss	$(185.2)	$(169.3)
Gain from discontinued operations	5.8	0.5
Loss from continuing operations	(191.0)	(169.8)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	57.5	72.2
Loss on disposal of assets	0.9	1.1
Stock-based compensation cost	0.4	0.2
Increase in warrant liability	19.6	23.2
(Increase) decrease in deferred income taxes	2.9	(4.7)
Decrease in other long-term assets	5.9	4.0
Decrease in other long-term liabilities	(19.9)	(18.4)
Write-off of intangible asset	-	16.2
Asset impairments and other writedowns	-	0.3
Amortization of term loan discounts	1.3	2.6
Cash provided by (used for) current assets and current liabilities:
Increase in inventories	(41.7)	(234.7)
Decrease in accounts receivable	11.0	15.2
Increase in prepaid expenses	(4.7)	(2.0)
Increase in trade accounts payable	99.8	236.8
Increase (decrease) in taxes payable	(0.6)	16.9
Decrease in accrued payroll and other liabilities	(35.9)	(47.0)
Net cash used for operating activities of continuing operations	(94.5)	(87.9)

Investing
Capital expenditures	(16.6)	(8.0)
Proceeds from the sale of discontinued operations	31.2	-
Net cash provided by (used for) investing activities of continuing operations	14.6	(8.0)

Financing
Net funding from credit facility	62.7	73.3
Repayment of prior term loan financing	(42.5)	-
Proceeds from the issuance of short-term debt	10.0	-
Proceeds from the issuance of long-term debt	80.0	-
Deferred financing costs paid	(24.7)	-
Repayment of long-term capital lease obligations	(1.0)	(0.8)
Repayment of short-term debt	(7.9)	-
Repayment of long-term debt	(22.2)	-
Issuance of common stock, net	0.4	(0.8)
Equity transaction	25.0	-
Net cash provided by financing activities of continuing operations	79.8	71.7
Net cash provided by operating activities of discontinued operations	8.7	12.1
Net cash used for investing activities of discontinued operations	(4.5)	(3.2)
Net cash provided by (used for) financing activities of discontinued operations	1.5	(0.3)
Effect of exchange rates on cash and cash equivalents of discontinued operations	(0.4)	0.5
Net cash provided by discontinued operations	5.3	9.1
Net increase (decrease) in cash and cash equivalents	5.2	(15.1)
Cash and cash equivalents at beginning of year	17.9	43.6
Cash and cash equivalents at end of quarter	$23.1	$28.5
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

At October 30, 2010, we operated 674 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 671 in the United States and three in Puerto Rico. In addition, we operate a proprietary e-commerce web site, Borders.com, which was launched in May of 2008.

NOTE 2 — CONTINGENCIES

Litigation: In February 2009, three former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as General Managers in Borders stores in the State of California at any time from February 19, 2005 through February 19, 2009, have filed an action against us in the Superior Court of California for the County of Orange. The Complaint alleges, among other things, that the individual plaintiffs and the purported class members were improperly classified as exempt employees and that we violated the California Labor Code by failing to (i) pay required overtime and (ii) provide meal periods and rest periods, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, injunctive relief, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The case is in the early stages of discovery, and no trial date is scheduled.  The court has not ruled on any of the allegations, or decided whether the case may proceed as a class action.  We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital Management, L.P. (“Pershing Square”) or its affiliates) or specified payments and merge or acquire or sell assets, among other things.

Pursuant to the Credit Agreement, we are required to maintain a minimum excess availability equal to the greater of $50.0 or 10% of the lesser of the applicable borrowing base under the Credit Facility and the loan commitment of the Credit Facility.  If any term loan is outstanding under the Term Loan Facility, during December and January of each year we are obligated to increase the minimum excess availability by an amount equal to $35.0 minus the amount of any prepayments under the $80.0 tranche of the Term Loan Facility. Through October 30, 2010, we have made payments on the $80.0 tranche of the Term Loan Facility totaling $22.2, bringing the additional seasonal minimum excess availability amount down from $35.0 to $12.8. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, the increased seasonal excess availability requirements will become applicable throughout the year, so long as there are outstanding loans under the Term Loan Facility.  We do not expect to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The lenders under the Credit Agreement are entitled to assume dominion and control over our cash if availability (or, if in effect, adjusted seasonal excess availability) under the Credit Facility falls below the greater of (i) $65.0 (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility. In addition, the Credit Facility requires that excess availability be at least $80.0 (i) for 30 consecutive days prior to the repayment of the Existing Tranche or (ii) on a pro forma basis immediately after giving effect to such repayment of the Existing Tranche, and (iii) on a projected pro forma basis for each of the following six months after repayment of the Existing Tranche.

The Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements. As of October 30, 2010, we were in compliance with the covenants under the Credit Agreement.

At October 30, 2010, the additional funding available under the Credit Agreement, after taking into account the amount of our outstanding borrowings under the Credit Agreement, was $145.8 before the minimum excess availability covenant, which as of October 30, 2010 was $50.0. After the minimum excess availability covenant, the funding available under the credit agreement was $95.8. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement, as applicable, of $294.9, $360.0 and $232.3 at October 30, 2010, October 31, 2009 and January 30, 2010, respectively.

Term Loan Agreement: On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 tranche and a $10.0 tranche. At October 30, 2010, $57.8 was outstanding under the $80.0 tranche and $2.1 was outstanding under the $10.0 tranche.

The $2.1 outstanding under the $10.0 tranche of the Term Loan Facility was paid in full on November 1, 2010.  The $57.8 outstanding under the $80.0 tranche matures on March 31, 2014. We may prepay the Term Loan Facility, subject to a prepayment premium of (i) the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility or 3%, if such prepayment is made during the first year, (ii) a 3% prepayment premium if prepaid during the second year and (iii) a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. Due to the sale of our former Paperchase subsidiary during the second quarter, we were obligated under the Term Loan Agreement to prepay the Term Loan Facility, without premium or penalty, with the first $25.0 of net proceeds from the sale and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility (which may be re-borrowed subject to the terms of the Credit Agreement).

The Term Loan Facility is secured by (i) a first priority security interest in our ownership interests in Superstores, Kobo and Borders Direct, our intellectual property and that of certain subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of our former Paperchase subsidiary) result in a reduction of the outstanding amount of the Term Loan Facility to $50.0 or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The Term Loan Facility affects our borrowing under the Credit Facility.  If any term loan is outstanding under the Term Loan Facility, the Term Loan Facility and the Credit Facility obligate us to maintain higher levels of excess availability during the months of December and January of each year. This seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Credit Facility and the loan commitment under the Credit Facility (but no less than $50.0) plus (ii) $35.0 minus the amount of any prepayments under the $80.0 tranche of the Term Loan Facility. Through October 30, 2010, we have made

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

payments on the $80.0 tranche of the Term Loan Facility totaling $22.2, bringing the additional seasonal minimum excess availability covenant down from $35.0 to $12.8. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, these increased excess availability requirements will become applicable throughout the remainder of the term of the Term Loan Facility. We do not expect to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010. Any future repayments of principal under the Term Loan Facility, up to $12.8, will increase our availability to borrow under the Credit Facility during the seasonal availability period.

Interest under the Term Loan Facility accrues at a LIBOR Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBOR Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants other than the excess availability requirements described above.

The Term Loan Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change of control, cessation of business or the liquidation of material assets of the Term Loan Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Term Loan Facility to constitute senior indebtedness under any subordinated indebtedness. As of October 30, 2010 we were in compliance with the covenants under the Term Loan Agreement.

We paid $4.5 as an original issue discount on the Term Loan Agreement borrowings upon completion of the Term Loan Agreement, $0.5 categorized as “Short term debt and current portion of long-term debt” and $4.0 categorized as “Long term debt” on our consolidated balance sheets. This discount is being amortized to interest expense over the life of the respective tranches of the Term Loan Agreement using the effective interest method.

Pershing Square Term Loan: On March 31, 2010, we paid our $42.5 term loan from Pershing Square.

Equity Financing: On May 21, 2010, an entity controlled by Bennett S. LeBow (the “Purchaser”) invested $25.0 in the Company through a private purchase of 11.1 million shares of our common stock at a purchase price of $2.25 per share.  In connection with the purchase of such shares, the Purchaser was granted warrants to acquire an additional 35.1 million shares of the Company’s common stock at a purchase price of $2.25 per share.

The Securities Purchase Agreement between the Purchaser and the Company requires the Company to take all actions within its power to elect two directors designated by the Purchaser to the Company’s nine-member board of directors. Effective as of May 21, 2010 Bennett S. LeBow and Howard M. Lorber were named directors of the Company, and Mr. LeBow was named the Chairman of the board of directors.

The Securities Purchase Agreement provides the Purchaser with approval rights with respect to certain corporate and business transactions. An additional consent right that requires the Company to obtain the Purchaser’s consent prior to the Company appointing, terminating or transferring the Chief Executive Officer or the Chief Financial Officer of the Company, or materially modifying the terms and conditions of employment of such persons, was approved by the shareholders in September 2010.

The Purchaser’s director designation and approval rights will terminate at such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares), excluding for this purpose shares that the Purchaser is entitled to acquire pursuant to the exercise of the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement. Until such time, the Company is required to use reasonable best efforts to cause the election of the two directors designated by the Purchaser to the board of directors of the Company. Further, until the earlier of the second anniversary of the initial closing date and such time as the Purchaser beneficially owns less than 5,555,5555 shares of common stock

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

(as adjusted for stock splits, stock dividends, subdivisions and combinations of shares, and including the shares underlying the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement) (the “Restricted Period”), the Purchaser will be required to vote all of the shares of common stock beneficially owned by the Purchaser in favor of the director nominees recommended by the Company’s board of directors.

The Securities Purchase Agreement also includes a standstill provision that prohibits the Purchaser, subject to certain exceptions, from (i) acquiring additional shares of the Company’s common stock or other equity securities if the acquisition would result in a change in control of the Company as defined under the Company’s senior credit agreements and (ii) engaging in the solicitation of proxies or taking certain other actions with respect to the control or influence of the Company’s board of directors, management, policies or affairs. The standstill provisions, other than the restrictions on acquisitions of common stock, are applicable during the Restricted Period. After the Restricted Period, the Purchaser will be permitted to acquire additional shares of common stock or other securities of the Company (i) pursuant to a transaction that, if consummated, would result in the acquisition of 100% of the Company’s fully- diluted shares or (ii) if the acquisition does not result in a change in control of the Company as defined under the Company’s senior credit agreements.

Other Information: On October 30, 2010 we had $22.7 of prepaid debt issuance costs recorded on our consolidated balance sheets. This account balance is categorized as “Other assets.” On October 31, 2009 we had $7.4 of prepaid debt issuance costs recorded on our consolidated balance sheets, $0.1 categorized as “Accounts receivable and other current assets” and $7.3 categorized as “Other assets.” Such costs will be amortized primarily to “Interest expense” over the life of the debt they relate to.

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

Liquidity Overview and Outlook: Our most significant sources of liquidity are funds generated by operating activities, borrowings under the Credit Agreement and Term Loan Agreement and credit provided by our vendors. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 44% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to maintain acceptable levels of payables but there can be no assurance that our current vendor credit levels will be maintained.  In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement.

During the third quarter, our borrowing capacity under our revolving credit facility was reduced as a result of a third party valuation that lowered the estimated liquidation value of our inventory. Due to this and other factors, including our lower than projected sales, we are taking several actions to improve our liquidity. At the present time, we are in detailed discussions with potential lenders for replacement financing that we believe will provide sufficient liquidity through at least the beginning of 2012. Additional steps that we are pursuing include the potential sale of certain assets as well as cost reduction and sales generating initiatives. If the steps that we are taking are not successful, we could be in violation of the terms of our credit agreements in the first quarter of calendar 2011, which could result in a liquidity shortfall.

There can be no assurance that adequate financing will be available to us at all or on acceptable terms, that our current vendor credit levels and borrowing capacity will be maintained or that the other steps that we are taking will be sufficient to avoid a liquidity shortfall.

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

As of the end of the third quarter of this year, we do not have sufficient positive evidence to support a conclusion that a valuation allowance is not needed, and we are still in a three-year cumulative domestic loss position, with no additional carry back benefit currently available.  Thus, we have not recorded a tax benefit for our year-to-date domestic loss.  If, in the future, we overcome negative evidence related to our ability to realize the benefit of our domestic deferred tax assets, our conclusion regarding the need for a domestic valuation allowance could change, resulting in the reversal of some or all of the valuation allowance.  A valuation allowance reversal would result in the recognition of a tax benefit in our consolidated statement of operations.

The third quarter tax expense from continuing operations of $0.8 and year-to-date tax expense from continuing operations of $1.6 consists of the impact of state gross receipts tax and certain discrete tax events.  As of October 30, 2010 and January 30, 2010, gross unrecognized tax benefits for uncertain tax positions as calculated under ASC 740 were $23.0 and $23.3.  The associated unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $20.3 as of October 30, 2010.  Due to uncertainties associated with the timing of examination and settlement of these types of items with taxing jurisdictions, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next 12 months cannot be made.

A number of our tax returns remain subject to examination by taxing authorities.  These include federal tax returns from 2003 to 2009, tax returns in certain states from 1996 to 2009, and tax returns in certain foreign jurisdictions from 2004 to 2009.  For federal purposes, tax returns from earlier years were reopened to examination as a result of the filing of net operating loss carryback claims to recover taxes paid in 2003, 2004 and 2005.

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

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Beginning reserve balance	$14.5	$18.0	$17.7	$25.6
Current period charge	0.4	1.5	1.8	1.9
Current period reserve adjustment	0.1	(1.1)	-	(3.5)
Current period cash payments	(1.0)	(1.7)	(5.5)	(7.3)
Ending reserve balance	$14.0	$16.7	$14.0	$16.7

The charge taken during the third quarter of 2010 was primarily due to the closing of five stores and the charge taken during 2010 on a year-to-date basis was primarily due to the closing of thirteen bookstores. The reserve adjustment recorded during the first and third quarter of 2009 resulted from the termination of store leases earlier than originally anticipated.

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

Under the agreement, we received proceeds of $31.2 U.S. dollars (based on exchange rates on July 20, 2010). We were required to use $25.0 of the proceeds to reduce the amount outstanding under our $90.0 Term Loan Facility. See Note 3 – Financing for further discussion of the pay down of the Term Loan Facility. The purchase agreement also contained customary representations, warranties and indemnification provisions, none of which had a material impact on our consolidated financial position or results of operations.

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

	13 Weeks Ended		39 weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct 30, 2010	Oct. 31, 2009
Total revenue	$-	$24.7	$40.8	$69.7
Loss from operations of discontinued operations before income tax	-	(0.4)	(2.9)	(0.8)

Income (loss) from operations of discontinued operations (net of income tax provision (benefit) of $-, $0.4, ($0.5), and ($0.5), respectively)	-	(0.8)	(2.4)	(0.3)
Gain (loss) on disposal of discontinued operations (net of income tax benefit $-)	-	-	7.7	-
Gain (loss) from discontinued operations (net of income tax provision (benefit) of $-, $0.4, ($0.5), and ($0.5), respectively)	-	(0.8)	5.3	(0.3)

Oct. 31, 2009
Cash and cash equivalents	$1.8
Merchandise inventories	27.9
Accounts receivable and other current assets	15.5
Current assets of discontinued operations	45.2
Property and equipment (net of accumulated depreciation)	19.0
Other assets	6.0
Deferred income taxes	0.1
Goodwill	0.3
Noncurrent assets of discontinued operations	25.4

Trade accounts payable	13.6
Accrued payroll and other liabilities	1.8
Taxes, including income taxes	2.2
Deferred income taxes	0.1
Current liabilities of discontinued operations	17.7
Other long-term liabilities	6.7
Noncurrent liabilities of discontinued operations	6.7

Guarantees of Foreign Disposed Businesses: On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (the “Purchasers”). Funds managed by Pacific Equity Partners Pty Limited are the principal shareholders of A&R Whitcoulls Group Holdings Pty Limited, a leading bookseller in Australia and New Zealand.

The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of outstanding lease guarantees relating to three stores, remained with the entities sold, which are now owned by the Purchasers. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) is approximately $11.3. As of October 30, 2010, we have recorded a liability of approximately $2.4 based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.3.  We have recorded a tax liability of $2.2 for this contingency as of October 30, 2010.

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

We guarantee the leases of two stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and the guarantees were continued subsequent to our sale of our U.K. and Ireland bookstore operations in 2007. The maximum potential liability under these lease guarantees is approximately $84.9. The leases provide for periodic rent reviews, which could increase our potential liability. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At October 30, 2010, we have reserved $7.9 based upon the likelihood that we will be required to perform under these guarantees.

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

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.6, and as of October 30, 2010 we have recorded a liability of approximately $3.4 based upon the likelihood that we will be required to perform under the indemnification.

The Company received consideration for the sale, including 7% loan notes of approximately $2.7, which mature in 2017 or sooner upon the occurrence of certain events. During the third quarter of 2009, we received a partial payment of $0.8 on the 7% loan notes.  We had attributed only a nominal value to our 7% loan notes, and as a result, recorded a gain of $0.8 during the third quarter of 2009.  This gain is classified as discontinued operations in our consolidated statements of operations.

NOTE 7 — WARRANTS

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds. This agreement was subsequently amended three times, most recently on March 30, 2009. The agreement with Pershing Square included the issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $0.65 per share. The warrants will be cash-settled in certain circumstances and expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the Common Stock underlying the warrants from trading on the New York Stock Exchange or the Nasdaq Stock Market, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value.

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

The agreements with Pershing Square were most recently amended on March 30, 2009, and resulted in a reduction of the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value for accounting purposes. The reduction in the exercise price of the warrants on March 30, 2009 resulted in a $4.3 increase in their fair value for accounting purposes. The warrants are categorized as “Other long-term liabilities” in our consolidated balance sheets. The assumptions used to determine the change in the fair value of the warrants for accounting purposes as a result of the reduction in their exercise price were:

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

On May 21, 2010, an entity controlled by Bennett S. LeBow invested $25.0 in the Company through a private purchase of 11.1 million shares of our common stock at a purchase price of $2.25 per share and on other terms described below. We also entered into a purchase agreement relating to the investment requiring us, subject to obtaining shareholder approval, to issue to Mr. LeBow stock purchase warrants exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share The issuance to Mr. LeBow of the warrants was approved by our shareholders at a special meeting held on September 30, 2010. The warrants were issued on September 30, 2010 and are exercisable on a gross or cashless basis at any time after the first anniversary of the date of issuance up to and including the fifth anniversary of the date of issuance.

Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock and will be settled at such time determined by the warrant’s holder.  Pursuant to the terms of the warrants, in the event of the consummation of a “Public Stock Merger,” the Company may elect to (i) cause the warrants to remain outstanding after the transaction, in which case the warrants will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrants, or (ii) cause the warrants to be redeemed for an amount in cash equal to the “Cash Redemption Value” of the warrants. “Public Stock Merger” means a consolidation, merger or other similar transaction pursuant to which the Company is combined with another entity (unless the persons who beneficially own the outstanding voting securities of the Company immediately before consummation of the transaction beneficially own a majority of the outstanding voting securities of the combined or surviving entity immediately thereafter) pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitutes solely the right to receive common stock listed on a national securities exchange. The “Cash Redemption Value” of the warrants means (i) the warrant’s fair value as of the date of the change in control event, as determined by an independent financial expert mutually agreed by the Company and the holder of the warrants, using standard option pricing models for American style options, assuming that the event giving rise to the redemption right had not occurred and taking into account the intrinsic and option value of the warrants, but assuming annualized volatility of 35% over the warrants’ remaining term, plus (ii) interest on such fair value from the consummation of the change in control transaction to the payment date at the rate of 10% per annum. Upon the occurrence of any change in control of the Company other than a Public Stock Merger as described above, the holder of the warrants may elect to (i) cause the warrants to remain outstanding, in which case the warrants will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrants, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value.

.
BORDERS GROUP, INC
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), on May 21, 2010 we recorded the value of the LeBow warrants at their fair value for accounting purposes on May 21, 2010, using the Black-Scholes valuation model. The assumptions used to determine the fair value of the warrant for accounting purposes on May 21, 2010 were as follows:

LeBow Warrants	May 21, 2010
Warrant fair value:	$58.0 million
Warrants:	35,130,000
Warrant exercise price:	$2.25 per warrant(1)
Stock price on May 21,2010:	$2.24 per share
Stock volatility:	97.55%(2)
Risk-free interest rate:	2.18%(3)
Annual dividend yield:	0%
Expected life:	5.0 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

The proceeds from the purchase of 11.1 million of our common shares were first allocated to the value of the warrants.  The difference between the fair value of the warrants for accounting purposes of $58.0 and the proceeds received on the transaction of $25.0, totaling $33.0, was categorized as an expense within “Warrant/put expense (income)” on our consolidated statements of operations. No adjustment to equity was recorded as a result of the issuance of the 11.1 million shares. The warrants will be remeasured to their fair value for accounting purposes periodically, with changes in the fair value of the warrants for accounting purposes categorized as “Warrant/put expense (income)” on our consolidated statements of operations during the respective periods. We also incurred $2.3 of costs related to the transaction on May 21, 2010, and categorized these costs as “Warrant/put expense (income)” on our consolidated statements of operations during the second quarter of 2010.

As a result of the purchase of common stock by Mr. LeBow, we were also required under the terms of our existing agreements with Pershing Square and its affiliates to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of the warrants to Mr. LeBow, we were required to issue Pershing Square approximately 8.5 million additional warrants at the same $0.65 per share exercise price. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value for accounting purposes, using the Black-Scholes valuation model. The assumptions used to determine the fair value of the warrants for accounting purposes on May 21, 2010 were as follows:

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

Changes in the fair value of the warrants for accounting purposes during the periods presented, excluding the initial establishment of the liability for the LeBow or Pershing Square warrants during the second quarter of 2010 or any change attributable to the reduction in the exercise price of the Pershing Square warrants during the first quarter of 2009, were recognized in earnings. The assumptions used to determine the fair value for accounting purposes at the respective balance sheet dates were as follows:

Pershing Square Warrants	October 30, 2010	October 31, 2009
Warrant fair value:	$25.7 million	$24.0 million
Warrants:	25,944,236	14,700,000
Warrant exercise price:	$0.65 per warrant(1)	$0.65 per warrant(1)
Stock price at balance sheet date:	$1.22 per share	$1.94 per share
Stock volatility:	112.82%(2)	89.0%(2)
Risk-free interest rate:	0.57%(5)	2.37%(3)
Annual dividend yield:	0%	0%
Expected life:	3.9 years(4)	4.9 years(4)

LeBow Warrants	October 30, 2010
Warrant fair value:	$28.5 million
Warrants:	35,130,000
Warrant exercise price:	$2.25 per warrant(1)
Stock price at balance sheet date:	$1.22 per share
Stock volatility:	101.56%(2)
Risk-free interest rate:	1.18%(3)
Annual dividend yield:	0%
Expected life:	4.9 years(4)
________________________________

(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.
(5)	Represents the three-year treasury note rate.

We recognized non-cash income of $6.0 and $28.7 for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and non-cash expense of $21.9 and $18.9 for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively, related to changes in the fair value of the warrants for accounting purposes and the issuance of additional warrants issued during the respective periods. These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” Below is a rollforward of the warrant liability balance for the periods indicated:
	13 weeks ended		39 weeks ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Beginning balance	$60.2	$52.6	$9.5	$0.7
Re-pricing of Pershing Square warrants	-	-	-	4.3
LeBow warrants committed to May 21, 2010	-	-	58.0	-
Pershing Square warrants granted/committed to May 21, 2010	-	-	21.9	-
Changes in fair value of LeBow warrants	(3.1)	-	(29.5)	-
Changes in fair value of Pershing Square warrants	(2.9)	(28.6)	(5.7)	19.0
Ending balance	$54.2	$24.0	$54.2	$24.0

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

BORDERS GROUP, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 8 – EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, when the impact of contracts that may be settled in stock or cash, under the provisions of ASC Topic 480, “Distinguishing Liabilities From Equity”, are dilutive to basic loss per common share amounts, we disclose a measure of diluted loss per common share.  The warrants issued to Pershing Square and to Mr. LeBow, which are described in detail in “Note 7 – Warrants”, are such contracts.

For the quarter ended October 31, 2009, warrants outstanding had the following impact on loss per common share:

Loss from continuing operations	$(37.7)
Add: Warrant income	$(28.7)

Adjusted Loss from continuing operations	$(66.4)

Basic weighted average common shares outstanding (in millions)	60.1
Add: Dilutive impact of warrants outstanding	7.4
Diluted weighted average common shares outstanding (in millions)	67.5

Diluted loss from continuing operations	$(0.98)

The impact of warrants outstanding for the 13 and 39 weeks ended October 30, 2010 and for the 39 weeks ended October 30, 2009 are not presented because the resulting impact is anti-dilutive for the respective periods.

NOTE 9 – NEW ACCOUNTING GUIDANCE

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changed the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. As a result of our adoption of this guidance on January 31, 2010 we deconsolidated two VIEs because we determined we were not the primary beneficiary of the VIEs under the revised guidance. We recognized a non-cash gain of $2.3 at May 1, 2010. This gain was categorized as a cumulative effect to retained earnings during the first quarter of 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Borders Group, Inc., through our subsidiaries including Borders Inc. (“Borders”) (individually and collectively, “we,” “us” or the “Company”), is an operator of book, music and movie superstores and mall-based bookstores. At October 30, 2010, we operated 674 bookstores under the Borders, Waldenbooks, Borders Express and Borders Outlet names, as well as Borders-branded airport stores, including 671 in the United States and three in Puerto Rico. In addition, we operate a proprietary e-commerce Web site, www.Borders.com, which was launched in May 2008.

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

The U.S. book retailing industry is a mature industry, and has experienced little or no growth in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores, increasing our market share in eBooks and in enhancing Internet-based sales channels. In particular, we see potential in transforming our existing superstores by reducing space currently used for physical books and reallocating that space for non-book product that would be compelling for our customers, including larger sections devoted to electronic book readers (“eReaders”), educational kids toys and games, larger cafes and expanded gift & stationery offerings.

We believe that Web-based retailing will continue to increase in popularity and market share as a distribution method for book, music, and movie merchandise. In addition, the Internet has enabled changes in the formats of many of the product categories we offer. Sales of music in the physical compact disc and movies in the DVD format, for example, have declined over the past several years, as consumers have increasingly turned to digital downloads of music and movies. This trend, which we expect to continue, is also manifesting itself in the book category with the increasing popularity of electronic book readers (“eReaders”). Although sales of electronic books (“eBooks”) currently represent a small percentage of total book sales, they are expected to increase significantly over the next several years. The shift toward digital formats represents an opportunity for us as we continue to strengthen our Web-based capabilities, both through Borders.com and through strategic partnerships.

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

Improve the in-store experience. We are focused on creating an exceptional in-store customer experience driven by consumer research into what consumers want from a bookseller. To promote a relaxed and hassle-free shopping experience, we have enhanced our stores with new signage that improves navigation and highlights value offerings. We have also reorganized sections to promote discovery and enhance shopability. Recognizing that we must improve store productivity measures, including comparable store sales and sales per square foot, we are also shifting our merchandising mix to include more non-book products that complement the Borders brand.

We are focused on growing key categories, and believe that there is growth opportunity in our Children’s section. To that end, we are taking steps to provide a retail experience that is both fun and educational for kids and their families by expanding the assortment of educational kid’s toys and games. In addition, we recently launched a partnership with Build-A-Bear Workshop to include several Build-A-Bear craft kits as well as other products in the Children's area. We are also exploring options to expand and enhance our Cafes and our Gifts and Stationery category.  We will continue to look for opportunities to form strategic partnerships and expand non-book offerings that complement the Borders brand.

We are also focused on enhancing guest satisfaction. Our recently announced “Customer Commitment" program, the first of its kind for a national bookseller, includes the "Low Price Promise," an in-store program promising to match a local competitor's advertised, in-store price on items that Borders has in-stock, as well as our popular "In-Stock Promise," which assures consumers if they don't find an item in stock at a Borders store, and it is among the more than one million titles available on Borders.com, Borders will find it and pay the shipping costs to the customer's home. With each of these promises, customers can enjoy a one-stop shopping experience at their local Borders store.

Leverage Borders Rewards. We continue to develop our loyalty program, Borders Rewards. To date, a total of nearly 40 million customers have signed up for the program. We will continue to focus on growing membership and increasing the effectiveness of the program, on driving revenue through partnerships with other organizations, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we have redesigned the Borders Rewards program to facilitate a higher level of participation and value for our customers, which now includes an enhanced free version and a new paid program Borders Rewards Plus, membership to which can be purchased for $20 annually. Members of the Borders Rewards Plus program will receive 40 percent off hardcover bestsellers, 20 percent off select hardcovers, 10 percent off most everything else, and free shipping on all online orders, as well as other benefits.

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

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. We launched an extensively enhanced Borders.com in November 2010, featuring discounts on the 100,000 bestselling titles, new product lines, strategic partnerships that complement the Borders brand and a more integrated social media experience. At the same time we also launched our partnership with ShopRunner, an online shopping program that offers customers unlimited free two-day shipping with no minimum order size, and free shipping on returns, across a wide variety of today's most popular retailers for $79 annually.

In our bookstores, we are a device-neutral, eReader provider, as we believe there is opportunity in occupying the niche of “neutral expert” for our customers.  We offer a wide variety of eReaders at various price points for sale in our stores through a recently-introduced shop in our stores called “Area-e”. The Area-e experience has been enhanced through our partnership with Kobo, Inc., through which we launched our digital bookstore on Borders.com during the second quarter of 2010.

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

Discontinued Operations

On July 20, 2010, we completed the sale of all of the outstanding shares of Paperchase Products Limited (“Paperchase”) to an entity controlled by Primary Capital Limited, a U.K.-based private equity firm. Paperchase, which prior to the sale was a wholly-owned subsidiary of the Company, is a retailer of stationery, cards and gifts based in the U.K. On June 10, 2008, we sold all of our bookstores in Australia, New Zealand, and Singapore. On September 21, 2007, we sold bookstores that we owned and operated in the United Kingdom and Ireland. We have accounted for the sale of these operations as discontinued operations. These disposals resulted in a gain of $8.2 million for the 39 weeks ended October 30, 2010. The operations of Paperchase resulted in a loss of $2.4 million for the 39 weeks ended October 30, 2010. These disposals are discussed, along with several retained lease guarantees and certain tax indemnifications, under the heading “Off-Balance Sheet Arrangements” within this Management’s Discussion and Analysis.

Results of Operations

The following table presents our consolidated statements of operations data, as a percentage of sales, for the periods indicated. All amounts reflect the results of our continuing operations unless otherwise noted.

	13 Weeks Ended		39 Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.1	0.9	1.2
Total revenue	101.0	101.1	100.9	101.2
Cost of merchandise sold (including occupancy costs)	85.6	82.6	82.8	80.0
Gross margin	15.4	18.5	18.1	21.2
Selling, general and administrative expenses	30.6	29.0	27.6	27.7
Asset impairments and other writedowns	-	-	-	-
Operating loss	(15.2)	(10.5)	(9.5)	(6.5)
Interest expense	1.7	1.1	1.6	1.0
Warrant/put expense (income)	(1.3)	(5.0)	1.4	1.9
Total interest expense (income)	0.4	(3.9)	3.0	2.9
Loss before income tax	(15.6)	(6.6)	(12.5)	(9.4)
Income taxes	0.2	-	0.1	0.1
Loss from continuing operations	(15.8)%	(6.6)%	(12.6)%	(9.5)%

Store openings	-	-	1	1
Store closings	5	9	13	28
Store count	674	877	674	877

Operating Results - Comparison of the 13 weeks ended October 30, 2010 to the 13 weeks ended October 31, 2009

Sales

Sales decreased $100.5 million, or 17.6%, to $470.9 million in 2010 from $571.4 million in 2009. This decrease was driven by declining comparable store sales of $65.3 million and by non-comparable sales of $34.1 million associated with 2009 and 2010 store closings. Also contributing to the decline in sales were decreased Borders.com sales of $1.1 million in 2010. We closed 204 bookstores between the end of the third quarter of 2009 and the end of the third quarter of 2010, including 191 stores closed during the fourth quarter of 2009.

Comparable store sales for our bookstores decreased 12.6% during the third quarter of 2010. This was primarily due to continuing negative sales trends in substantially all categories which persisted throughout the third quarter. Digital Devices and our Children’s Toys & Games categories outperformed the overall store, generating positive comparable store sales for the quarter.  On a comparable store basis, transaction dollars decreased by 9.0%, with the remainder of the decline due to decreased customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures include our mall-based seasonal businesses.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers and franchisees and net revenue earned through the agency sales of eBooks.

Other revenue decreased $1.7 million, or 26.6%, to $4.7 million in 2010 from $6.4 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers and decreased marketing revenue earned through partnerships with third parties.

Gross margin

Gross margin as a percentage of sales decreased 3.1%, to 15.4% in 2010 from 18.5% in 2009. This was primarily due to increased occupancy costs of 1.4% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were increased product costs of 1.0% as a percentage of sales, mainly due to Borders.com sales, which achieve a lower margin rate than bookstore sales. The gross margin rate was also impacted by increased freight costs of 0.8% as a percentage of sales and decreased incentive credits, purchase discounts and other costs of 1.2% as a percentage of sales. These items were partially offset by improved shrinkage results of 0.8% as a percentage of sales, due to enhanced operating controls implemented in our stores, and by decreased promotional discounts of 0.5% as a percentage of sales, due to fewer in store promotions.

Gross margin dollars decreased $33.5 million, or 31.6%, to $72.5 million in 2010 from $106.0 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of sales increased 1.6%, to 30.6% in 2010 from 29.0% in 2009. The increase was primarily due to increased overhead operating expenses of 0.8% as a percentage of sales, due to increased turnaround costs incurred, and increased advertising costs of 0.6%, as a percentage of sales, due to increased loyalty expenses incurred related to the launch of our new Borders Rewards Plus program during 2010, increased costs related to the launch of Area-e and spending to improve in-store signage during 2010. Also contributing to the increase in SG&A costs as a percentage of sales were increased store payroll and operating expenses of 0.8% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. These increases were partially offset by a decrease in overhead payroll of 0.6% as a percentage of sales, due to our cost reduction initiatives.

SG&A dollars decreased $21.7 million, or 13.1%, to $144.2 million in 2010 from $165.9 million in 2009, primarily due to our expense reduction initiatives and store closures, partially offset by increased spending on advertising as discussed above and increased turnaround costs incurred.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Depreciation

Depreciation expense decreased $2.4 million, or 11.3%, to $18.8 million in 2010 from $21.2 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Interest expense increased $1.6 million, or 25.3%, to $7.9 million in 2010 from $6.3 million in 2009. This was primarily a result of the amendment of our Credit Agreement and issuance of the Term Loan Agreement in March 2010, which have a higher cost of capital than our Prior Credit Agreement. We paid $6.7 million and $3.7 million in cash interest during the 13 weeks ended October 30, 2010 and October 31, 2009, respectively.

Warrant/put income

Warrant/put income decreased $22.7 million, or 79.1%, to $6.0 million in 2010 from $28.7 million in 2009. The income recognized in both quarters resulted primarily from the decrease in our share price during the respective quarter.

Taxes

The effective tax rate for the 13 weeks ended October 30, 2010 was an expense of 1.1% compared to an expense of 0.0% for the 13 weeks ended October 31, 2009.  This slight unfavorable change is primarily due to an increase in current year expense associated with changes in uncertain tax positions.

The rate differed from the federal statutory rate of 35% primarily due to valuation allowance considerations, which resulted in our not recognizing a tax benefit for our domestic loss, as it is more likely than not that a future benefit from this loss will not be realized.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 15.8% in 2010 from 6.6% in 2009, and loss from continuing operations dollars increased to $74.4 million in 2010 from $37.7million in 2009.

Operating Results - Comparison of the 39 weeks ended October 30, 2010 to the 39 weeks ended October 31, 2009

Sales

Sales decreased $268.4 million, or 15.0%, to $1,517.0 million in 2010 from $1,785.4 million in 2009. This decrease was driven by declining comparable store sales of $167.1 million and by non-comparable sales of $109.7 million associated with 2009 and 2010 store closings, partially offset by increased Borders.com sales of $8.4 million in 2010. We closed 204 bookstores between the end of the third quarter of 2009 and the end of the third quarter of 2010, including 191 stores closed during the fourth quarter of 2009.

Comparable store sales for our bookstores decreased 10.2% during 2010. This was primarily due to continuing negative sales trends in substantially all categories which persisted throughout the year. Our Children’s Gift & Stationery, Games and Digital Devices categories and our Cafes outperformed the overall store, generating positive comparable store sales. On a comparable store basis, transaction dollars decreased by 6.9%, with the remainder of the decline due to decreased customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation. Comparable store sales measures include our mall-based seasonal businesses.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers and franchisees and net revenue earned through the agency sales of eBooks.

Other revenue decreased $8.6 million, or 38.6%, to $13.7 million in 2010 from $22.3 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers, decreased income recognized from unredeemed gift cards and decreased marketing revenue earned through partnerships with third parties.

Gross margin

Gross margin as a percentage of sales decreased 3.1%, to 18.1% in 2010 from 21.2% in 2009. This was primarily due to increased occupancy costs of 1.5% as a percentage of sales, which was a result of the de-leveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were increased product costs of 1.4% as a percentage of sales, primarily due to a higher mix of Borders.com sales in 2010 as compared to 2009, as well as the impact of Bordes.com sales’ lower margin rate as compared to bookstore sales. The gross margin rate was also impacted by increased promotional discounts of 0.7% as a percentage of sales, increased freight costs of 0.5% as a percentage of sales and decreased other revenue of 0.4% as a percentage of sales. These items were partially offset by improved shrinkage results and other costs of 1.4% as a percentage of sales, due to enhanced operating controls implemented in our stores.

Gross margin dollars decreased $103.7 million, or 27.4%, to $275.3 million in 2010 from $379.0 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of sales decreased 0.1%, to 27.6% in 2010 from 27.7% in 2009. The decrease was primarily due to decreased store operating expenses of 0.3% as a percentage of sales and decreased corporate payroll and operating expenses of 0.2% as a percentage of sales, all a result of our expense reduction initiatives. Partially offsetting these decreases were increased advertising costs of 0.4%, as a percentage of sales, due to increased loyalty expenses incurred related to the launch of our new Borders Rewards Plus program during the third quarter of 2010, increased costs related to the launch of Area-e and spending to improve in-store signage during the third quarter of 2010.

SG&A dollars decreased $75.3 million, or 15.2%, to $419.0 million in 2010 from $494.3 million in 2009, primarily due to our expense reduction initiatives and store closures, partially offset by increased spending on advertising as discussed above.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, pre-opening costs, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Depreciation

Depreciation expense decreased $14.7 million, or 20.4%, to $57.5 million in 2010 from $72.2 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Interest expense increased $5.8 million, or 32.2%, to $23.8 million in 2010 from $18.0 million in 2009. This was primarily a result of the amendment of our Credit Agreement and issuance of the Term Loan Agreement in March 2010, which have a higher cost of capital than our Prior Credit Agreement.  We paid $12.5 million and $8.2 million in cash interest during the 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

Warrant/put expense

Warrant/put expense decreased $13.2 million, or 37.6%, to $21.9 million in 2010 from $35.1 million in 2009. The expense recognized during 2010 reflected the May 21, 2010 equity investment by an entity controlled by Bennett S. LeBow, which resulted in the Company issuing 35.1 million warrants to Mr. LeBow and 11.2 million warrants to Pershing Square, as well as the increase in our share price during the year. The expense recognized in 2009 resulted primarily from the increase in our share price during the year.

Also impacting the first quarter of 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer. This intangible asset was previously categorized as “Accounts Receivable and other current assets” on our consolidated balance sheets.

Taxes

The effective tax rate for the 39 weeks ended October 30, 2010 was an expense of 0.8% compared to an expense of 0.7% for the 39 weeks ended October 31, 2009.  This slight unfavorable change is primarily due to an increase in current year expense associated with changes in uncertain tax positions.

The rate differed from the federal statutory rate of 35% primarily due to valuation allowance considerations, which resulted in our not recognizing a tax benefit for our domestic loss, as it is more likely than not that a future benefit from this loss will not be realized.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 12.6% in 2010 from 9.5% in 2009, and loss from continuing operations dollars increased to $191.0 million in 2010 from $169.8 million in 2009.

Liquidity and Capital Resources

Analysis of Cash Flow Statement

Operating Activities

Cash used for operating activities increased $6.6 million, as cash used for operating activities was $94.5 million in the first nine months of 2010 as compared to cash used for operating activities of $87.9 million in the first nine months of 2009. This was primarily due to decreased cash generated from operating results of $28.4 million (defined as gross margin dollars less selling, general and administrative expenses), increased cash used for taxes payable of $17.5 million and changes in the timing of payments to employees and to non-merchandise vendors. These decreases were partially offset by increased cash generated from inventory (net of accounts payable) of $56.0 million.

Investing Activities

Net cash provided by investing activities was $14.6 million for the 39 weeks ended October 30, 2010. This was primarily due to the proceeds received on the sale of our former Paperchase subsidiary of $31.2 million, partially offset by capital expenditures of $16.6 million. Capital expenditures in 2010 reflected spending to support the development of our eBookstore on Borders.com (powered by Kobo), spending on “Area-e” and costs to convert our small format store systems to that of our superstores. In addition, 2010 capital spending reflected the opening of one new superstore, as well as maintenance spending on existing stores, distribution centers and management information systems. This compares to cash used for investing activities of $8.0 million for the 39 weeks ended October 31, 2009, which consisted of spending on one new airport store and the maintenance of existing stores, distribution centers and management information systems.

Financing Activities

Net cash provided by financing activities was $79.8 million for the 39 weeks ended October 30, 2010, resulting primarily from the proceeds received from our Term Loan Agreement of $90.0 million, funding from borrowings under our Credit Agreement of $62.7 million and proceeds received from the equity investment by an entity controlled by Bennett S. LeBow of $25.0 million. The terms of our Credit Agreement and Term Loan Agreement are summarized below. These items were partially offset by repayment of term loan financing of $42.5 million provided by Pershing Square Capital Management, L.P (“Pershing Square”), partial payment of the Term Loan Agreement of $30.1 million and the payment of financing costs related to the Credit Agreement and Term Loan Agreement totaling $24.7 million. Net cash provided by financing activities was $71.7 million for the 39 weeks ended October 31, 2009, resulting primarily from borrowings under the Credit Agreement of $73.3 million.

Capital Expenditures

Capital spending in 2010 is expected to be limited to maintenance spending on existing stores, distribution centers and management information systems. This will allow continued focus on improving the profitability of our existing stores and reduce our cash requirements.

Sources of Liquidity and Liquidity Outlook

Credit Facility

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

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square or its affiliates) or specified payments and merge or acquire or sell assets, among other things.

Pursuant to the Credit Agreement, we are required to maintain a minimum excess availability equal to the greater of $50.0 million or 10% of the lesser of the applicable borrowing base under the Credit Facility and the loan commitment of the Credit Facility.  If any term loan is outstanding under the Term Loan Facility, during December and January of each year we are obligated to increase the minimum excess availability by an amount equal to $35.0 million minus the amount of any prepayments under the $80.0 million tranche of the Term Loan Facility. Through October 30, 2010, we have made payments on the $80.0 million tranche of the Term Loan Facility totaling $22.2 million, bringing the additional seasonal minimum excess availability amount down from $35.0 million to $12.8 million. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, the increased seasonal excess availability requirements will become applicable throughout the year, so long as there are outstanding loans under the Term Loan Facility. We do not expect to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010.

The lenders under the Credit Agreement are entitled to assume dominion and control over our cash if availability (or, if in effect, adjusted seasonal excess availability) under the Credit Facility falls below the greater of (i) $65.0 million or (ii) 15% of the lesser of the applicable borrowing base or the aggregate commitments of the lenders in connection with the Credit Facility. In addition, the Credit Facility requires that excess availability be at least $80.0 million (i) for 30 consecutive days prior to the repayment of the Existing Tranche (ii) on a pro forma basis immediately after giving effect to such repayment of the Existing Tranche, and (iii) on a projected pro forma basis for each of the following six months after repayment of the Existing Tranche.

The Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements. As of October 30, 2010 we were in compliance with the covenants under the Credit Agreement.

At October 30, 2010, the additional funding available under the Credit Agreement, after taking into account the amount of our outstanding borrowings under the Credit Agreement, was $145.8 million before the minimum excess availability covenant, which as of October 30, 2010 was $50.0 million. After the minimum excess availability covenant, the funding available under the credit agreement was $95.8 million. This amount, however, is not necessarily indicative of our future funding capacity, due to the substantial fluctuation in this amount throughout the year and within a given month. This amount varies not only in response to seasonal factors, such as the accumulation of inventory in advance of the holiday selling season, but also due to day-to-day operating factors, such as the timing of payments to vendors. These factors, among others, can significantly impact the amount of funding available on any given day.

We had borrowings outstanding under the Credit Agreement or the Prior Credit Agreement, as applicable, of $294.9 million, $360.0 million and $232.3 million at October 30, 2010, October 31, 2009 and January 30, 2010, respectively.

Term Loan Agreement

On March 31, 2010, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Term Loan Facility”) comprised of an $80.0 million tranche and a $10.0 million tranche. At October 30, 2010, $57.8 was outstanding under the $80.0 million tranche and $2.1 million was outstanding under the $10.0 million tranche.

The $2.1 million outstanding under the $10.0 million tranche of the Term Loan Facility was paid in full on November 1, 2010.  The $57.8 million outstanding under the $80.0 million tranche matures on March 31, 2014. We may prepay the Term Loan Facility, subject to a prepayment premium of (i) the greater of all remaining unpaid interest and fees that would have otherwise accrued through the end of the first year of the facility or 3%, if such prepayment is made during the first year, (ii) a 3% prepayment premium if prepaid during the second year and (iii) a 2% prepayment premium if prepaid during the third year. We may also prepay up to $20.0 million of the Term Loan Facility at any time, subject to a prepayment premium of 2% if the prepayment occurs prior to the third anniversary of the Term Loan Agreement. Due to the sale of our former Paperchase subsidiary during the second quarter, we were obligated under the Term Loan Agreement to prepay the Term Loan Facility, without premium or penalty, with the first $25.0 million of net proceeds from the sale and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Credit Facility (which may be re-borrowed subject to the terms of the Credit Agreement).

The Term Loan Facility is secured by (i) a first priority security interest in our ownership interests in Superstores, Kobo and Borders Direct, our intellectual property and that of certain subsidiaries, and the fixed assets of the borrowers and guarantors under the Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Credit Facility. In the event that any prepayments (other than a mandatory prepayment as a result of the sale of our former Paperchase subsidiary) result in a reduction of the outstanding amount of the Term Loan Facility to $50.0 million or less, the liens of the lenders under the Term Loan Facility on our intellectual property will be subordinated to the liens of the lenders under the Credit Facility.

The Term Loan Facility affects our borrowing under the Credit Facility. If any term loan is outstanding under the Term Loan Facility, the Term Loan Facility and the Credit Facility obligate us to maintain higher levels of excess availability during the months of December and January of each year. This seasonal minimum excess availability amount is equal to (i) 10% of lesser of the applicable borrowing base under the Credit Facility and the loan commitment under the Credit Facility (but no less than $50.0 million) plus (ii) $35.0 million minus the amount of any prepayments under the $80.0 million tranche of the Term Loan Facility. Through October 30, 2010, we have made payments on the $80.0 million tranche of the Term Loan Facility totaling $22.2 million, bringing the additional seasonal minimum excess availability covenant down from $35.0 million to $12.8 million. If we fail to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010 or any 12-month period thereafter, these increased excess availability requirements will become applicable throughout the remainder of the term of the Term Loan Facility. We do not expect to achieve at least 80% of our projected consolidated earnings before interest, taxes, depreciation and amortization for the 11-month period ending December 31, 2010. Any future repayments of principal under the Term Loan Facility, up to $12.8 million, will increase our availability to borrow under the Credit Facility during the seasonal availability period.

Interest under the Term Loan Facility accrues at a LIBOR Rate as defined in the Term Loan Agreement, plus 12.25%. The minimum LIBOR Rate under the Term Loan Agreement is 2.5%.

The Term Loan Agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square Capital or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The negative and affirmative covenants in the Term Loan Agreement are substantially consistent with the covenants in the Credit Agreement, subject in certain cases to differences that make the covenants in the Term Loan Agreement less restrictive than the corresponding covenants in the Credit Agreement, except that our ability to pay certain debt will be limited. The Term Loan Agreement does not include any financial covenants other than the excess availability requirements described above.

The Term Loan Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change of control, cessation of business or the liquidation of material assets of the Term Loan Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Term Loan Facility to constitute senior indebtedness under any subordinated indebtedness.  As of October 30, 2010, we were in compliance with the covenants under the Term Loan Agreement.

Liquidity Overview and Outlook

Our most significant sources of liquidity are funds generated by operating activities, borrowings under the Credit Agreement and Term Loan Agreement and credit provided by our vendors. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 44% of our inventory (calculated as trade accounts payable divided by merchandise inventories). We are working closely with vendors to maintain acceptable levels of payables but there can be no assurance that our current vendor credit levels will be maintained.  In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement.

During the third quarter, our borrowing capacity under our revolving credit facility was reduced as a result of a third party valuation that lowered the estimated liquidation value of our inventory. Due to this and other factors, including our lower than projected sales, we are taking several actions to improve our liquidity. At the present time, we are in detailed discussions with potential lenders for replacement financing that we believe will provide sufficient liquidity through at least the beginning of 2012. Additional steps that we are pursuing include the potential sale of certain assets as well as cost reduction and sales generating initiatives. If the steps that we are taking are not successful, we could be in violation of the terms of our credit agreements in the first quarter of calendar 2011, which could result in a liquidity shortfall.

There can be no assurance that adequate financing will be available to us at all or on acceptable terms, that our current vendor credit levels and borrowing capacity will be maintained or that the other steps that we are taking will be sufficient to avoid a liquidity shortfall.

Other Liquidity Information

On March 31, 2010, we paid our $42.5 million term loan from Pershing Square.

Warrants

Under our financing agreement with Pershing Square, we have issued 25.9 million warrants to purchase our common stock that are currently exercisable at $0.65 per share. The Pershing Square warrants are exercisable on a gross basis at any time prior to October 9, 2014.  All the warrants issued to Pershing Square were outstanding and exercisable as of October 30, 2010.

On May 20, 2010 an entity controlled by Bennett S. LeBow invested $25.0 million in the Company through a private purchase of 11.1 million shares of our common stock.  We also entered into a purchase agreement relating to the investment requiring us, subject to obtaining shareholder approval, to issue to Mr. LeBow stock purchase warrants exercisable to acquire an additional 35.1 million shares of our common stock at a price of $2.25.   The issuance to Mr. LeBow of the warrants was approved by our shareholders at a special meeting held on September 30, 2010. The warrants were issued on September 30, 2010 and are exercisable on a gross or cashless basis at any time after the first anniversary of the date of issuance up to and including the fifth anniversary of the date of issuance.

The Pershing Square warrants are required to be settled for cash in certain circumstances, including the sale of the company to a non-publicly-held entity or the failure of our common stock to be listed for trading on the New York Stock Exchange or the Nasdaq Stock Market. We estimate the fair value of this cash settlement liability for accounting purposes to be $25.7 million and $24.0 million as of October 30, 2010 and October 31, 2009, respectively, based upon a Black-Scholes valuation of the Pershing Square warrants, and have recorded this liability as a component of “Other long-term liabilities: in our consolidated balance sheets.

Upon the occurrence of any change in control of the Company other than certain share merger transactions involving listed public companies, the holder of the LeBow warrants may elect to (i) cause the warrants to remain outstanding, in which case the warrants will remain outstanding as adjusted pursuant to the anti-dilution adjustment provisions of the warrants, or (ii) require the Company to redeem the warrants for an amount in cash equal to the estimated fair value of the warrants as the date of the applicable change in control event.  We estimate the fair value of this cash settlement liability for accounting purposes to be $28.5 million as of October 30, 2010, based upon a Black-Scholes valuation of the LeBow warrants, and have recorded this liability as a component of “Other long-term liabilities” in our consolidated balance sheets.

The Black-Scholes valuation model takes into account several inputs, one of which is our share price. Fluctuations in our share price may have a material impact on the cash redemption price of the Pershing Square and LeBow warrants, and the cash required to settle this liability, thus potentially impacting our liquidity. Ignoring changes in all other factors, an increase in our share price would result in an increase in the liability and an increase in the potential cash exposure.

We recognized non-cash income of $6.0 million and $28.7 million for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, related to changes in our warrant liability. For the 39 weeks ended October 30, 2010 and October 31, 2009, respectively, we recognized $21.9 and $18.9 million of non-cash expense related to changes in this liability. This fair value measurement is based upon significant unobservable inputs, referred to as a Level 3 measurement under Accounting Standards Codification 820, “Fair Value Measurements and Disclosure.” These adjustments, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

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

We guarantee the leases of three stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition in 2009 of our former Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $11.3 million. We have recorded a contingent liability of approximately $2.4 million based upon the likelihood that we will be required to perform under the guarantees. Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers of our former Australian and New Zealand operations, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.3 million.  We have recorded a tax liability of $2.2 million for this contingency as of October 30, 2010.

We guarantee the leases of two stores that we previously owned in the U.K. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum potential liability under these lease guarantees is approximately $84.9 million. The leases provide for periodic rent reviews, which could increase our potential liability. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At October 30, 2010, we have reserved $7.9 million based upon the likelihood that we will be required to perform under these guarantees.

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

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.6 million, and as of October 30, 2010 we have recorded a liability of approximately $3.4 million based upon the likelihood that we will be required to perform under the indemnification.

The Company received consideration for the sale, including 7% loan notes of approximately $2.7 million, which mature in 2017 or sooner upon the occurrence of certain events. During the third quarter of 2009, we received a partial payment of $0.8 on the 7% loan notes.  We had attributed only a nominal value to our 7% loan notes, and as a result, recorded a gain of $0.8 million during the third quarter of 2009.  This gain is classified as discontinued operations in our consolidated statements of operations.

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

Related Party Transactions

We have not engaged in any related party transactions, with the exception of the financing agreement with Pershing Square, as discussed in this report, which would have had a material effect on our financial position, cash flows, or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by the use of words such as “expected,” “believe,” “planning,” “possibility,” “opportunity,” “goal,” “will,” “may,” “intend,” “anticipates,” “working toward” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address matters such as the Company’s future financial condition and performance (including earnings per share, profitability, liquidity, cash flows, debt levels, market share growth and other sales information, inventory levels and capital expenditures), its ability to obtain adequate financing, its cost reduction initiatives and plans for store closings, its brand transformation initiatives, including the expansion of product categories, partnerships with leading brands and pilot programs relating to these initiatives. These statements are subject to risks and uncertainties that could cause actual results and plans to differ materially from those included in our forward-looking statements.

These risks and uncertainties include, but are not limited to, consumer demand for the Company’s products, particularly during the holiday season, which is believed to be related to general economic and geopolitical conditions, competition and other factors; the availability of adequate capital – including vendor credit – to fund the Company’s operations and to carry out its strategic plans;

adverse litigation results or other claims; the performance of the Company’s information technology systems; the anticipated impact of our Borders Rewards and Borders Rewards Plus programs; and, with respect to brand transformation initiatives, the selection of and availability to the Company of acceptable products, as well as the ability to identify appropriate partners and to consummate agreements with them. In addition to other factors, the Company’s 2010 holiday sales results may be a significant factor in its ability to obtain adequate financing for its operations.

The sections “Forward Looking Statements” in Item 1 and “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission and Item 1A of this report contain more detailed discussions of these and other risk factors that could cause actual results and plans to differ materially from those included in the forward-looking statements, and those discussions are incorporated herein by reference. The Company does not undertake any obligation to update forward-looking statements.

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

Item 4.  Controls and Procedures

Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 30, 2010 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties, which could adversely affect the Company’s business, financial condition, operating results and cash flows.  Such risks and uncertainties have been disclosed in the Company's last Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  There have been no material changes in these risks and uncertainties since the Company’s last Annual Report on Form 10-K for the fiscal year ended January 30, 2010 except as discussed below.

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

Our ability to borrow under the Credit Agreement is subject to borrowing base restrictions calculated based primarily on the estimated net orderly liquidation value of our eligible inventory. Our lenders have significant discretion in determining the eligibility of inventory for purposes the borrowing base restrictions under the Credit Agreement and Term Loan Agreement. Our lenders are also permitted under certain circumstances to reduce the percentage of our eligible inventories used to calculate our borrowing base. If our lenders reduce the percentage of eligible inventory used to calculate our borrowing base, the amounts we will be permitted to borrow could be materially reduced and our financial condition and results of operations could be materially adversely affected.

In addition to being subject to borrowing base restrictions, we are required to maintain specified levels of excess availability in order to continue to borrow under the Credit Agreement. Similar excess availability requirements apply under the Term Loan Agreement, including a seasonal excess availability requirement that may obligate us to maintain higher levels of excess availability commencing in December, 2010. An additional availability requirement is applicable during the period from one month before until six month after the reduction in the size of the Credit Agreement facility, which is scheduled to occur on July 1, 2011.

The Credit Agreement and Term Loan Agreement limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the Pershing Square warrants) or specified payments and merge or acquire assets, among other things. The lenders under the Credit Agreement may also be permitted to assume dominion and control over our cash and cash equivalents if availability under the Credit Agreement falls below certain specified levels. These restrictions may limit our ability to operate our business and implement our business strategy and could have a material adverse effect on our financial condition and results of operations.

Our most significant sources of liquidity are funds generated by operating activities, borrowings under the Credit Agreement and Term Loan Agreement and credit provided by our vendors. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December. Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under the Credit Agreement. We rely on vendor credit to finance approximately 44% of our inventory (calculated as trade accounts payable divided by merchandise inventories). There can be no assurance that our current vendor credit levels will be maintained.  In addition, the lenders under the Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the Credit Agreement.

Lower than anticipated sales in the third quarter, as well as a third party valuation of the liquidation value of our inventory that occurred in the third quarter and lowered the estimated liquidation value of our inventory, and thus our borrowing capacity, have adversely affected our projected liquidity.  As a result of these and other factors, we could be in violation of the terms of our credit agreements in the first quarter of calendar 2011, which could result in a liquidity shortfall, if the steps that we are taking to improve our liquidity are not successful.  These steps include seeking additional financing, pursuing the sale of certain assets and cost reduction and sales generating initiatives.

There can be no assurance that we will be able to obtain adequate financing at all or on acceptable terms or that we can maintain our current vendor credit levels and borrowing capacity or that the current steps we are taking will be sufficient to avoid a liquidity shortfall.

Restrictions Contained in Stock Purchase Agreement

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2010, in connection with the appointment of Scott D. Henry to the position of Executive Vice President, Chief Financial Officer, Mr. Henry received an inducement award pursuant to New York Stock Exchange rules, permitting grants to new hires to be made outside of a shareholder-approved plan, consisting of options to purchase 300,000 shares of the Company's common stock and 200,000 restricted shares. The options have a seven year term, an exercise price of $1.43 (the closing price on October 15, 2010) and vest on the third anniversary of the grant date. The restricted shares vest in installments over the three-year period following the grant date. In all cases, vesting is contingent on Mr. Henry’s continued employment with the Company through the applicable vesting date.

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

3.1	(2)	Restated Articles of Incorporation of Borders Group, Inc.
3.2	(3)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3	(4)	Restated bylaws of Borders Group, Inc.
3.4	(5)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5	(3)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6	(6)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7	(7)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
10.8		Second Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan.
31.1		Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of Scott D. Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of Scott D. Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)		Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2010 (File No. 1-13740).
(2)		Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 1999 (File No. 1-13740).
(3)		Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).
(4)		Incorporated by reference from the Company’s Annual Report on Form 10-K dated January 24, 2001 (File No. 1-13740).
(5)		Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).
(6)		Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).
(7)		Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BORDERS GROUP, INC.
 (REGISTRANT)

Date: December 9, 2010	By:/s/ SCOTT D. HENRY
Scott D. Henry
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

By:/s/ GLEN TOMASZEWSKI
Glen Tomaszewski
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)