Form 10-K
period 2011-01-29
BORDERS GROUP INC
filed 2011-04-29
CIK 940510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to    .

Commission File Number 1-13740
________________

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
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,626,175 based upon the closing sale price of $1.33 per share of common stock on the New York Stock Exchange as of July 30, 2010, the last business day of registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of April 15, 2011: 72,004,552

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

____________________________
1    See disclosure under Part III, Item 10 “Section 16(a) Beneficial Ownership Reporting Compliance.”

BORDERS GROUP, INC. INDEX

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

In the event that the risks and uncertainties disclosed in this report or discussed in our other public statements cause our results to differ materially from those expressed in our forward-looking statements, our business, financial condition, results of operations or liquidity, and the interests of creditors, equity holders and other constituents, could be materially adversely affected. We do not undertake any obligation to update forward-looking statements.

General

Borders Group, Inc., through our subsidiaries (individually and collectively, “we,” “our” or the “Company”) including Borders, Inc. (“Borders”), is an operator of book, music and movie superstores and mall-based bookstores. As of January 29, 2011, we operated 489 superstores under the Borders name and 126 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as 27 Borders-branded airport stores. In February 2011, we initiated a store reduction plan to close 226 underperforming superstores. We expect that this plan will be substantially complete by the end of May 2011.

In addition, we operate a proprietary e-commerce Web site, www.Borders.com.

Chapter 11 Filing

On February 16, 2011 (the “Petition Date”), Borders Group, Inc., Borders, Inc. and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 11-10614(MG) under the caption “In re Borders Group, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our international franchised operations are not included in the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of curtailed customer spending, increasing industry competition and an anticipated lack of sufficient liquidity, including trade credit provided by our vendors, to permit us to pursue our business strategy to position the Borders brand successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, our goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. However, we may ultimately determine that it is in the best interests of the Debtors’ Chapter 11 estates to sell all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a Chapter 11 plan providing for such a sale or other arrangement, including liquidation. Confirmation of a Chapter 11 plan or other arrangement could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Index

Operation and Implication of the Chapter 11 Cases

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although commencement of the Chapter 11 Cases triggered defaults on substantially all of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under a Chapter 11 plan. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a confirmed Chapter 11 plan or other arrangement may materially change the amounts and classifications in our consolidated financial statements.

Subsequent to the Petition Date, we received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages and benefits, taxes, certain customer programs and certain distribution network vendors. We are paying, and intend to continue paying, claims arising after the Petition Date in the ordinary course of business. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise us in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court affecting the Debtors. There can be no assurance that the UCC will support our positions on matters to be presented to the Bankruptcy Court in the future or on any Chapter 11 plan, once proposed.

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Chapter 11 Plan

In order for us to emerge successfully from the Chapter 11 Cases, we must obtain approval from the Bankruptcy Court and our creditors for a Chapter 11 plan, which will enable us to transition from the Chapter 11 Cases into ordinary course operations outside of bankruptcy. In connection with a Chapter 11 plan, we also may require a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases. A Chapter 11 plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed.

Although our goal is to file a Chapter 11 plan, we may determine that it is in the best interests of the Debtors' Chapter 11 estates to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a Chapter 11 plan providing for a such a sale or other arrangement, including liquidation. We are currently evaluating all potential options at this time and have not made a final determination as to the appropriate course of action.

We intend to propose a Chapter 11 plan on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed Chapter 11 plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of our existing equity and debt holders, and certain corporate governance and administrative matters pertaining to our reorganized company. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed Chapter 11 plan from the Bankruptcy Court or that our proposed plan will be accepted by our creditors, including the lenders under our DIP Credit Agreement (as defined below), in which instance the lenders have the right to terminate the DIP Credit Agreement.

Financing During Pendency of the Chapter 11 Cases

During the pendency of the Chapter 11 Cases, we are funding our operations pursuant to a $505 million Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement dated as of February 16, 2011 between and among Borders Group, Inc. and Borders, Inc., as borrowers, our other subsidiaries designated therein as credit parties, General Electric Capital Corporation, for itself as a Revolving Lender, FILO Lender and Swingline Lender, and as Working Capital Agent for all Lenders, GA Capital, LLC, as Term B Agent for all Term B Lenders, and the other financial institutions named therein (the “DIP Credit Agreement”). An amendment to the DIP Credit Agreement was executed on March 16, 2011.

Index

The DIP Credit Agreement provides for (i) a senior secured, super-priority revolving credit facility (including a $75 million letter of credit sub-facility) of up to $410 million (the “Revolving Facility”), (ii) a senior secured, super-priority “first in last out” term loan in an amount up to $20 million (the “FILO Facility”), (iii) a senior secured, super-priority term loan in the amount of up to $55 million (the “Term B Facility”) and (iv) an additional letter of credit facility in the amount of up to $20 million (the “Cash Management L/C Facility”). The Revolving Facility, FILO Facility, Term B Facility and Cash Management L/C Facility are referred to collectively as the “Facilities.” Borrowings under the Revolving Credit Facility and Cash Management L/C Facility are subject to borrowing base limitations based on the value of inventory, accounts receivable and other collateral securing our obligations under the DIP Credit Agreement.

The principal amounts outstanding under the Facilities bear interest based on applicable LIBOR or base rates plus margins applicable to each Facility as set forth in the DIP Credit Agreement. Upon the occurrence and during the continuance of an event of default under the DIP Credit Agreement, an additional default interest rate equal to 2% per annum applies to all outstanding borrowings under the DIP Credit Agreement. The DIP Credit Agreement also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available Revolving Facility and Cash Management L/C Facility.

Borrowings under the DIP Credit Agreement were required to be used to repay in full our obligations in connection with the Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 (the “Pre-Petition Credit Agreement”) between and among Borders Group, Inc. and our subsidiaries named therein as borrowers or guarantors and Bank of America, N.A., as administrative agent, and the other lenders named therein, and under the Term Loan Agreement dated as of March 31, 2010 (the “Pre-Petition Term Loan Agreement”) between and among Borders Group, Inc. and our subsidiaries named therein as borrowers or guarantors and GA Capital LLC, as administrative agent, and the other lenders named therein, to pay certain fees and expenses and other amounts provided under the DIP Credit Agreement, and for working capital and other general corporate purposes.

All borrowings under the DIP Credit Agreement are required to be repaid on the earliest of (i) the first anniversary of the date of the initial borrowing under the DIP Credit Agreement, (ii) the date of termination of revolving lenders’ obligations to make advances and to incur letter of credit obligations or the lenders’ obligations to permit existing loans to remain outstanding under the Revolving Facility, (iii) the date of indefeasible prepayment in full by the Debtors of all loans under the DIP Credit Facility and the cancellation and return (or stand-by guarantee) of all letters of credit or the cash collateralization of all letter of credit obligations, and the permanent reduction of all lending commitments under the DIP Credit Agreement to zero dollars, (iv) the date of entry of an order of the Bankruptcy Court confirming a Chapter 11 plan in the Chapter 11 Cases that has not been consented to by the required lenders under the DIP Credit Agreement and that fails to provide for the payment in full in cash of all obligations under the DIP Credit Agreement and ancillary loan documents on the effective date of such plan, (v) the date of the closing of a sale of all or substantially all of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or a confirmed Chapter 11 plan or a liquidation pursuant to Chapter 7 of the Bankruptcy Code, and (vi) if a Chapter 11 plan that has been consented to by the required lenders under the DIP Credit Agreement or that provides for payment in full in cash of all obligations under the DIP Credit Agreement and ancillary loan documents has been confirmed by order of the Bankruptcy Court, the earlier of the effective date of such Chapter 11 plan or the 30th day after the date of entry of such confirmation order.

Our obligations under the DIP Credit Agreement are secured by a lien covering substantially all of our assets, rights and properties, subject to certain exceptions set forth in the DIP Credit Agreement. The DIP Credit Agreement provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the DIP Credit Agreement, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Credit Agreement provides for customary representations and warranties by the Debtors. The DIP Credit Agreement further provides for affirmative and negative covenants, including affirmative covenants requiring us to provide financial information, appraisals, budgets and other information to the agents under the DIP Credit Agreement, and negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions.

Index

Borrowings under the DIP Credit Agreement are subject to the satisfaction of certain customary conditions precedent set forth in the DIP Credit Agreement. In addition, we are required to pay a monthly commitment fee in an amount equal to the average daily balance of the total revolving credit commitment during the preceding calendar month less the sum of (i) the average daily balance of all revolving credit loans outstanding plus (ii) the average daily amount of letter of credit obligations (excluding the cash management letter of credit) plus (iii) the average daily balance of all swing loans during the preceding calendar month multiplied by the unused commitment fee rate per annum of 0.50%.

The DIP Credit Agreement provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of our representations and warranties, material breaches of our covenants in the DIP Credit Agreement or ancillary loan documents, cross-defaults under other agreements or instruments, the entry of material judgments against the Debtors, or the invalidity of the subordination provisions contained in the DIP Credit Agreement. The DIP Credit Agreement also includes events of default that may arise from our failure to meet certain specified milestones in the Chapter 11 Cases, including milestones with respect to our acceptance or rejection of real estate leases, the implementation of our store reduction plan and minimum borrowing availability. Upon the occurrence of an event of default, the DIP Credit Agreement provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Since approval of the DIP Credit Agreement, we have focused on executing our strategic and operating initiatives and ensuring the smooth transition of our business in Chapter 11. There can be no assurance, however, that cash on hand, cash generated through operations and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Going Concern

We incurred a net loss for the fiscal year ended January 29, 2011, and had negative working capital and a stockholders’ deficit as of January 29, 2011. To improve our performance and address the competitive challenges within our industry, we have developed a strategic plan for the ongoing operation of our business. Successful implementation of our plan, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of our Chapter 11 plan and our ability to successfully implement our plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, our Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Pre-Petition Claims

On February 16, 2011, the Debtors filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of each of the Debtors as of the Petition Date. The statements and schedules are available at www.bordersreorganization.com. On April 7, 2011, the Bankruptcy Court entered an order approving June 1, 2011 as the “Bar Date” in the Chapter 11 Cases for general creditor, non-governmental claims, which is the legal deadline by which any creditor must file a proof of claim in the Chapter 11 Cases. In accordance with that order, we mailed proof of claim forms to all known creditors, including our current and former employees, vendors and other parties with whom we have previously conducted business. Recipients disagreeing with our valuation of claims may file discrepancies with the Bankruptcy Court and differences between amounts recorded by the Debtors and claims filed by creditors will be evaluated and resolved as a part of the Chapter 11 Cases. The Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed for all claims.

Index

The resolution of claims could result in a material adjustment to our financial statements. Additionally, a confirmed Chapter 11 plan could also materially change the amounts and classifications reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan.

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

The U.S. book retailing industry is a mature industry, and has experienced little or no growth in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores, increasing our market share in electronic books (“eBooks”) and in enhancing Internet-based sales channels. In particular, we see potential in transforming our existing superstores by reducing space currently used for physical books and reallocating that space for non-book product that would be compelling for our customers, including larger sections devoted to electronic book readers (“eReaders”), an enhanced educational kids toys and games section, larger cafes and expanded gifts and stationery offerings.

We believe that Internet-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. We also believe that in-store sales of physical books will also decline in popularity and market share over the next several years. Replacing these sales will be Internet-based sales of eBooks, driven by the increasing popularity of eReaders. Although industry sales of eBooks are estimated to be approximately 10% of total book sales in 2010, we believe this percentage will continue to grow for the next several years. We believe the shift toward eBooks, as well as the continuing shift from physical CDs and DVDs to Internet-based digital formats represents an opportunity for us as we continue to strengthen our Internet-based capabilities, both through Borders.com and through strategic partnerships.

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

We believe we must execute a transformation of the Borders brand in order to be competitive in the marketplace, and to that end the principal components of our strategic plan are as follows:

Restore the financial health and profitability of the Company. We will maintain our focus on maximizing cash flow, conserving capital, tightly managing expenses and improving profitability. As a step to achieving this, we have undertaken a comprehensive review of our store portfolio, which has resulted in the decision to close 226 underperforming superstores. In addition, we have worked with our landlords to reduce occupancy costs for certain of the stores that will remain open. These measures have been taken with the goal of creating a store base that can be profitable both in the near and long term.

We are also in the process of reducing the cost of our supply chain, in order to match the smaller store base and to create efficiencies. As a result, we expect to close our Carlisle, Pennsylvania distribution center in 2011, and to implement systemic improvements in our processing of inventory. In addition, although we have significantly reduced selling, general and administrative costs over the past several years, we will continue to evaluate further reduction opportunities in light of our decision to reduce the store base. We are also evaluating all of our service and supply contracts for potential savings.

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

Index

Focus on growing key categories. We are taking steps to provide a retail experience that is both fun and educational for kids and their families by expanding the assortment of educational kids toys and games. We are also continuing to focus on other product categories that we believe will increase average ticket and provide clear margin improvements, including an expanded selection of gifts and stationery products and expanded cafe offerings.

Focus on enhancing guest satisfaction. Our “Customer Commitment,” a customer satisfaction program, includes the "Low Price Promise," an in-store program promising to match a local competitor's advertised, in-store price on items that Borders has in-stock, as well as our popular "In-Stock Promise," which assures consumers if they do not find an item in-stock at a Borders store, and it is among the more than one million titles available on Borders.com, we will find it and pay the shipping costs to the customer's home.

Expand Borders Rewards. We continue to develop our loyalty program, Borders Rewards. Through January 29, 2011, a total of nearly 42.2 million customers have enrolled in the program. We will continue to focus on growing membership, increasing the effectiveness of the program, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we redesigned the Borders Rewards program to facilitate a higher level of participation and value for our customers, which now includes an enhanced free version and a new paid program, Borders Rewards Plus. Membership to Borders Rewards Plus can be purchased for $20 annually, and entitles members to discounts of 40% off hardcover bestsellers, 20% off select hardcovers, and 10% off most other products, as well as other benefits. Through January 29, 2011 a total of 1.25 million customers have enrolled in the Borders Rewards Plus program.

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. We launched an all-new Borders.com in November 2010, featuring new product lines, strategic partnerships that complement the Borders brand and a more integrated social media experience. At the same time we also launched our partnership with ShopRunner, a paid online shipping program that offers customers unlimited free two-day shipping with no minimum order size, and free shipping on returns, across a wide variety of today's most popular retailers. We plan to continue our development of Borders.com, including an expansion of the product categories offered, site optimization, and improved customer personalization.

During the second quarter of 2010, we launched our digital bookstore on Borders.com through our relationship with Kobo, Inc. (“Kobo”), a global eReading service and eReader provider. In January 2011, we committed to expanding this relationship by agreeing to market and sell eBooks under the “Kobo” brand. This commitment extends to Kobo’s eReaders as well, which will be given enhanced prominence in our bookstores.

Stores

Borders superstores offer customers a vast assortment of books, music and movies, gifts and stationery, superior customer service and an inviting and comfortable environment designed to encourage browsing. Borders superstores average 24,500 square feet in size and on average, carry 81,000 book titles, with individual store selections ranging from 55,000 titles to 135,000 titles, across numerous categories, including many hard-to-find titles. In 2010, we opened one new Borders superstore.

We also operate small format stores in malls, airports and outlet malls, offering customers a convenient source for new releases, hardcover and paperback bestsellers, periodicals and a standard selection of other titles. These stores operate under the Waldenbooks and Borders Express names, as well as the Borders name for our airport stores. Our small format stores average approximately 3,600 square feet in size, and carry an average of 15,000 titles, ranging from 5,500 in airport stores to 19,000 in large format stores.

During 2008, we reallocated floor space in our superstores in order to reduce the space allocated to the music category. This primarily resulted in additional square footage devoted to gifts and stationery and books. We continued to reduce the space allocated to music during 2009, as well as movies, and increased the space devoted to an expanded assortment of children’s books, teaching materials, educational toys and games. During 2010, we introduced Area-e in all of our Borders superstores, an in-store display featuring eReaders and other digital devices. In addition, we devote approximately 1,800 square feet to a cafe within virtually all Borders superstores.

We are focused on improving key retailing practices at our superstores. This includes increasing effectiveness of merchandise presentation, improving assortment planning, replenishment and supply chain effectiveness, and ensuring consistency of execution across the chain. A key element of this strategy is the enhancement of certain key categories, including educational kids toys and games, cafes, and our gifts and stationery shops.

Index

The number of stores located in each state, the District of Columbia and Puerto Rico as of January 29, 2011 is listed below:

State	Number of Stores
Alaska	2
Arizona	13
Arkansas	1
California	81
Colorado	14
Connecticut	15
Delaware	3
District of Columbia	3
Florida	30
Georgia	16
Hawaii	10
Idaho	3
Illinois	41
Indiana	16
Iowa	4
Kansas	8
Kentucky	9
Louisiana	3
Maine	4
Maryland	18
Massachusetts	23
Michigan	31
Minnesota	7
Mississippi	1
Missouri	11
Montana	3
Nebraska	3
Nevada	9
New Hampshire	6
New Jersey	14
New Mexico	6
New York	36
North Carolina	14
Ohio	25
Oklahoma	7
Oregon	10
Pennsylvania	41
Puerto Rico	3
Rhode Island	3
South Carolina	2
South Dakota	2
Tennessee	7
Texas	28
Utah	3
Vermont	2
Virginia	20
Washington	16
West Virginia	5
Wisconsin	9
Wyoming	1
Total	642

Index

In February 2011, we initiated a store reduction plan to close 226 underperforming superstores. We expect that this plan will be substantially complete by the end of May 2011.

Internet

Our business strategy includes the operation of our proprietary e-commerce platform, launched in May 2008, which includes both in-store and online e-commerce components.

Distribution

Our distribution network, consisting of four facilities, enables value added storage and sorting of inventory needed for store demand fulfillment. Approximately 90% of the book inventory carried in our stores is processed through our distribution facilities. The balance flows to the stores direct from the vendor or through third party distributors.

As a result of our bankruptcy filing most vendors have suspended our right to return unsold books to the vendors at cost. Additionally, our right to return music and movie merchandise to our vendors at cost plus an additional fee to cover handling and processing has also been suspended by most of our vendors.

As of January 29, 2011, our active distribution centers and returns processing center were in the following localities:

Locality	Number	Approx Square Footage
California	1	420,000
Pennsylvania	1	600,000
Puerto Rico	1	10,000
Tennessee	1	565,000
Total	4	1,595,000

In January 2011, we announced our intent to close our distribution center in Tennessee later in the year as part of our overall effort to reduce costs and reduce excess distribution capacity. Subsequent to our bankruptcy filing, we reevaluated our decision and announced in March 2011 that the Tennessee facility would remain open and our Carlisle, Pennsylvania facility would close in the summer of 2011.

Employees

As of January 29, 2011, we had a total of approximately 5,700 full-time employees and approximately 10,700 part-time employees. When hiring new employees, we consider a number of factors, including education, experience, diversity, personality and orientation toward customer service. All new store employees participate in a training program that provides up to two weeks of in-store training in all aspects of customer service and selling, including title searches for in-stock and in-print merchandise, sorting, merchandising, operation of point-of-sale terminals and store policies and procedures. Our employees are not represented by unions.

Trademarks

Borders®, Borders Book Shop®, Borders Books & Music®, Borders Books Music Cafe®, Borders Books Music Movies Cafe®, Borders Express®, Borders Outlet®, Borders Rewards® and Waldenbooks®, among other marks, are all registered trademarks used by Borders. Paperchase® is a registered trademark used by Paperchase Products Limited and Borders. Borders.com® is a registered trademark used by Borders Direct, LLC.

Index

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company:

Name	Age	Position
Bennett S. LeBow	73	Chairman and Chief Executive Officer
Michael J. Edwards	50	President
Scott D. Henry	46	Executive Vice President, Chief Financial Officer
Michele M. Cloutier	46	Executive Vice President, Chief Merchandising Officer
James M. Frering	49	Executive Vice President, IT, Store & Supply Chain Operations
Rosalind L. Thompson	61	Senior Vice President, Human Resources

Bennett S. LeBow was appointed Chairman of Borders Group, Inc. in May 2010 and Chief Executive Officer of Borders Group, Inc. in June 2010. He is also the Chairman of the Board of Directors of NYSE-listed Vector Group, Ltd. (“Vector”), a holding company that owns Liggett Group LLC, a cigarette company, and New Valley LLC, which is engaged in the real estate business. Mr. LeBow served as Executive Chairman of Vector from January 2006 until his retirement on December 30, 2008. He was Chairman and Chief Executive Officer of Vector from June 1990 to December 2005 and has been a director of the Company since 1986. Mr. LeBow was also Chairman of the Board of New Valley Corporation from 1988 to 2005 and served as its Chief Executive Officer from 1994 to 2005. New Valley Corporation was a majority-owned subsidiary of Vector until December 2005, when Vector acquired the remaining minority interest. Before devoting himself completely to private business in 1968, Mr. LeBow served in the Pentagon, initially as a First Lieutenant and subsequently as a civilian, serving as assistant to the Assistant Vice Chief of Staff of the United States Army. He is a 1960 graduate of Drexel University in Philadelphia, where he obtained a degree in electrical engineering.

Michael J. Edwards was appointed President and Chief Executive Officer of Borders, Inc. and President of Borders Group, Inc. in June 2010. Mr. Edwards joined the Company in September 2009 as Executive Vice President and Chief Merchandising Officer. Prior to joining the Company, he served as President and Chief Executive Officer of Ellington Leather, a leather handbags and accessories wholesaler. From 2004 through 2007, he was President and Chief Executive Officer of lucy activewear, inc., an apparel retailer. Prior to lucy, Mr. Edwards was Executive Vice President, Operations for fabric and specialty craft retailer Jo-Ann Stores. He is a 1983 graduate of Philadelphia’s Drexel University and currently serves as a trustee of the International Council of Shopping Centers.

Scott D. Henry was appointed Executive Vice President, Chief Financial Officer in October 2010. Since April 2009, Mr. Henry has been President of S.D. Henry Strategic Services, LLC, a provider of business and financial consulting services focused on the gaming, hospitality and leisure industries. From September 2004 to April 2009, Mr. Henry held senior executive roles, including Chief Financial Officer and Senior Vice President–Finance at multinational, NYSE-listed Las Vegas Sands Corp. Prior to joining Las Vegas Sands Corp., Mr. Henry spent over 17 years on Wall Street as an investment banker. He has held senior management positions at ABN Amro, Prudential Securities and Salomon Brothers. Since April 2010, Mr. Henry has been a member of the Board of Directors of Herbst Gaming, LLC, an owner and operator of casino hotel entertainment facilities in Nevada, Missouri and Iowa. Mr. Henry earned his Bachelor of Science in Finance, Management Information Systems and Statistics from Syracuse University School of Management in Syracuse, N.Y.

Michele M. Cloutier joined the Company as Executive Vice President, Chief Merchandising Officer in August 2010. Ms. Cloutier has more than 22 years of experience building lifestyle-focused brands, that are, like Borders, oriented to a female customer base. Prior to joining the Company, she served as Brand President for Chico's FAS, Inc. Before being promoted to Brand President for Chico's, she served as the organization's Executive Vice President, Chief Merchandising Officer and Executive Vice President, General Merchandising Manager. Before joining Chico’s, she served as an independent retail consultant, and prior to that, she was Senior Vice President, General Merchandise Manager for Ann Taylor Stores, where she was hired as part of the turnaround team to reposition the brand. Ms. Cloutier has also served in various merchandising leadership roles with The Gap and Banana Republic. She holds a Bachelor of Arts in English from Wells College in Aurora, New York.

James M. Frering was appointed Executive Vice President, IT, Store and Supply Chain Operations in February 2011. He joined the Company in August 2009 as Vice President, Paperchase U.S. Operations and was named Senior Vice President, Store Operations in February 2010. Prior to joining the Company, Mr. Frering was with Linens ’N Things for 13 years, where he progressed through a series of leadership positions, most recently serving as Corporate Vice President, Financial and Merchandise Planning and Control. Prior to Linens ’N Things, Mr. Frering worked for East Coast electronics retailer Lechmere, Inc. He holds a bachelors degree from the State University of New York at Albany.

Index

Rosalind L. Thompson was appointed Senior Vice President, Human Resources in June 2010. Prior to joining the Company, she was a principal at Orange Hill Associates, a human resources consultancy she established in 2007. Prior to starting her own business, Ms. Thompson served as Chief Human Resources Officer for apparel retailer Dots LLC. Before joining Dots, Ms. Thompson was with Jo-Ann Stores from 1992 through 2005, starting first as Senior Vice President, Human Resources and progressing into the role of Executive Vice President, Human Resources. Earlier in her career, she also held human resources positions at Lane Bryant, Lucky Supermarkets and Wallpapers To Go. Ms. Thompson earned a bachelors degree in sociology and psychology from Carroll College in Waukesha, Wisconsin.

Additional Information

Our corporate Web site is located at http://www.borders.com/aboutus. The information found on our Web site is not part of this or any other report filed or furnished to the Securities and Exchange Commission. We have made available on our Web site under “Investors” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after having electronically filed or furnished such materials to the Securities and Exchange Commission. Also available on this Web site are our corporate governance documents, including our committee charters and our Business Conduct Policy, Policy and Procedures Regarding Related Party Transactions, and a Code of Ethics Relating to Financial Reporting. We will disclose on our Web site any amendments to the Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver that would otherwise be required to be filed on a Form 8-K.

Printed copies of any of the documents available on our Web site will be provided to any shareholder without charge upon written request to Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

We have filed with the Securities and Exchange Commission, as an exhibit to our Form 10-K annual report for fiscal 2010, the Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosure. During calendar year 2010 Bennett S. LeBow, in the capacity as Chief Executive Officer of the Company, certified to the New York Stock Exchange that he was not aware of any violation by the Company of any NYSE Corporate Governance Listing Standards.

The Web site for documents relating to the Chapter 11 Cases is located at http://www.bordersreorganization.com.

Index

Item 1A. Risk Factors

Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Trading in shares of our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Currently outstanding shares of our common stock could be cancelled and extinguished upon confirmation of a Chapter 11 plan by the Bankruptcy Court, in which case the shares would have no value.

It is uncertain at this stage of the Chapter 11 Cases if any confirmed Chapter 11 plan would allow for distributions with respect to our currently outstanding shares of common stock. We believe that it is more likely that outstanding shares of our common stock would be cancelled and extinguished upon confirmation of a Chapter 11 plan by the Bankruptcy Court. In this event, the holders of our common stock would not be entitled to receive or retain any cash, securities or other property on account of their cancelled shares of common stock. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

Our common stock is no longer listed on a national securities exchange and is quoted only on the over-the-counter trading market, which is likely to negatively affect trading liquidity and our stock price.

On February 16, 2011, the New York Stock Exchange (the “NYSE”) suspended trading in our common stock following our announcement of the commencement of the Chapter 11 Cases. On March 9, 2011, the NYSE formally notified the Securities and Exchange Commission of the delisting of our common stock. Trading prices for our common stock may be quoted in the over-the-counter trading market. The over-the-counter trading market is not a formal securities exchange and quotation of our common stock is likely to result in a significantly less liquid market available for existing and potential stockholders to trade shares of our common stock. The lack of a liquid market could further depress the trading price of our common stock and also have a long-term adverse effect on our ability to raise equity capital. In addition, securities that trade in the over-the-counter market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1933, commonly referred to as the “penny stock rule.” In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock. We cannot predict whether or when we may be able to relist our common stock on the NYSE or another national securities exchange.

There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by our lenders.

In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Cases, including, among others, defaults arising from our failure to adhere to the budget agreed upon with our lenders in connection with the DIP Credit Agreement, our failure to implement our store reduction plan or our failure to obtain Bankruptcy Court approval for a Chapter 11 plan acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

If the DIP Credit Agreement is terminated or our access to funding is restricted or terminated, it is likely that we would not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due. In this event, we would be required to seek a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or to convert the Chapter 11 Cases into liquidation under Chapter 7 of the Bankruptcy Code.

Index

There can be no assurance that our lenders under the DIP Credit Agreement or the Bankruptcy Court will approve the Chapter 11 plan proposed by the Company.

In order for us to emerge successfully from the Chapter 11 Cases, we must obtain approval from the Bankruptcy Court and our creditors for a Chapter 11 plan, which will enable us to transition from the Chapter 11 Cases into ordinary course operations outside of bankruptcy. In connection with the Chapter 11 plan, we must also obtain a new credit facility, or “exit financing.” There can be no assurance that our lenders under the DIP Credit Agreement or the Bankruptcy Court will approve the Chapter 11 plan proposed by the Company. There can also be no assurance that exit financing will be available to us at all or upon acceptable terms. Our failure to propose a Chapter 11 plan acceptable to our lenders or the Bankruptcy Court would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement. Further, we may seek a sale of all or a portion of our assets pursuant to either Section 363 of the Bankruptcy Code or a Chapter 11 plan or to convert the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

Our ability to present a Chapter 11 plan that our lenders and the Bankruptcy Court will approve depends in part on our ability to maintain acceptable trade credit levels and terms with our vendors.

The products that we sell originate from a wide variety of domestic and international vendors. During fiscal 2010, our six largest suppliers accounted for approximately 60% of merchandise purchased. We have historically relied on trade credit provided by book publishers and other vendors to provide a substantial portion of the liquidity required to operate our business. Following commencement of the Chapter 11 Cases, a majority of our top publishers and multimedia vendors have agreed to ship merchandise to us only if we prepay for the purchased merchandise. The majority of our mid-size and smaller trade suppliers have agreed to provide payment terms that are less favorable to us than the terms made available to us prior to our bankruptcy filing. A minority of smaller vendors have resumed our pre-bankruptcy payment terms. Our vendors are not obligated to continue to extend trade credit to us and there can be no assurance that we will continue to have access in the future to sufficient levels of trade credit on acceptable terms. If we do not have access to sufficient trade credit, it is likely that we will not be able to successfully complete our reorganization and could be forced to seek a sale of our assets under Section 363 of the Bankruptcy Code or a liquidation under Chapter 7 of the Bankruptcy Code.

Our ability to present a Chapter 11 plan that our lenders and the Bankruptcy Court will approve also depends in part on our ability to successfully implement our store reduction plan.

In connection with entering into the DIP Credit Agreement, we agreed with our lenders on a store reduction plan that requires us to conduct an orderly closing of 226 underperforming superstores. There can be no assurance that the store closures contemplated by our store reduction plan will be sufficient to permit us to return to profitability or that we will not be required to close additional stores in order to permit us to emerge from Chapter 11. The implementation of our store reduction plan may also adversely affect customer perception of the Borders brand or further increase the challenges we face from competitors. Our failure to complete our store reduction plan within the time periods provided in the DIP Credit Agreement could result in the occurrence of an event of default under the DIP Credit Agreement, which would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement. In this event, we would be required to seek a sale of all or a portion of our assets pursuant to either Section 363 of the Bankruptcy Code or a Chapter 11 plan or to convert the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreement provides for a revolving loan facility that is intended to be used for the financing of our ordinary working capital and general corporate needs, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the amount of cash from operations, together with available trade credit extended by our vendors and amounts available under the DIP Credit Agreement, will be sufficient to fund our operations. In the event that cash flows, trade credit and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

Index

•	sell assets outside the normal course of business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	grant liens; and
•	finance our operations, investments or other capital needs or to engage in other business activities that may be in our interest.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business and our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may experience increased levels of employee attrition.

We have experienced significant attrition among our senior management team and other key employees. During the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are expected to face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale, at the corporate, distribution and store levels, could have a materially adverse affect on our ability to meet the expectations of our customer and other business partners, which could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse affect on our financial condition and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations.

If a Chapter 11 plan is approved and implemented, changes in our ownership could occur, which could adversely affect our ability to utilize our net operating loss carry-forwards upon our emergence from the Chapter 11 Cases.

Certain tax attributes, such as net operating loss carry-forwards, may be limited or lost in the event we experience an ownership change as defined under Section 382 of the Internal Revenue Code. If a change of ownership occurs as a result of the implementation of a Chapter 11 plan, upon our emergence from the Chapter 11 Cases significant tax benefits otherwise available to us could be limited or eliminated.

There can be no assurance that we will be successful in implementing our business strategy.

Our future results will depend, among other things, on our success in implementing our business strategy, as discussed in Item 1 under the heading “Business Strategy.” There can be no assurance that we will be successful in implementing our business strategy, or that the strategy will be successful in achieving acceptable levels of sales and profitability. Our customer acquisition and retention strategy may not be successful, and there can be no assurance that we will successfully leverage the Borders Rewards program or that such efforts will increase traffic into our stores or will increase sales, revenue or profitability. There can also be no assurance that we will be able to successfully implement our digital strategy, including the ability to obtain and sell eReaders that would be acceptable to our customers and to profitably sell these eReaders in our stores. There also can be no assurance that we will be able to profitably sell eBooks though our partnership with Kobo. Any failure to implement our business strategy could have a material impact on our financial condition and results of operations.

Index

Our revenues are substantially dependent on discretionary consumer spending, the level of consumer spending via Internet retailers and on eBooks, and the strength of new product releases.

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. We believe that 2011 will be a challenging year due to continued uncertainty in the economic environment. We also believe that the increase in consumer spending via Internet retailers and on eBooks may significantly affect our ability to generate sales in our stores. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or a significant shift to the purchase of eBooks from physical books, could have a material adverse effect on our financial condition and results of operations and our ability to fund our business strategy.

Economic conditions may result in reductions in discretionary consumer spending, which are likely to adversely affect our financial condition and results of operations.

Our financial condition and results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions. Worldwide economic conditions and consumer spending have deteriorated significantly and may remain depressed for some time. Some of the factors that are having an impact on discretionary consumer spending include unemployment, reductions in disposable income as a result of financial market declines over the past several years and declines in residential real estate values, credit availability and consumer confidence.

Competition within the retail book industry is intense and we expect to continue to experience substantial competition from Internet and other non-bookstore retailers as well as from the increasing popularity of eBooks.

We have experienced operating losses over the last several years and such losses may continue. We believe that the losses are attributable to a number of factors, including increased competition from Internet retailers and a greater concentration on the sale of books and music by mass merchants and other non-bookstore retailers. In addition, with respect to music and movies, the downloading of titles has significantly impacted our sale of CDs and DVDs. The increasing popularity of eBooks has the potential to significantly impact our sales of physical books. Also, the overall consumer demand for products that we sell, particularly music and movies, has either declined or not experienced significant growth in recent years.

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

Our business is seasonal and our results of operations depend significantly on the holiday selling season in the fourth quarter.

Our business is seasonal, with sales generally highest in the fourth quarter. In 2010, 32.6% of our sales dollars were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. Less than satisfactory net sales for this period could have a material adverse effect on our financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year. Other factors that could affect the holiday selling season include general economic and geopolitical conditions, overall consumer spending patterns, weather conditions and, with respect to our mall business, overall mall traffic. Because of the seasonal nature of our business, our operations typically use cash during the first three quarters of the year and generate cash from operations in the fourth quarter.

We are subject to potential liabilities in connection with our gift card program.

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

The analysis of the potential application of the abandoned property laws to our gift cards is complex, involving an analysis of constitutional and statutory provisions and factual issues. In the event that one or more states successfully challenges our position on the application of its abandoned property law to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our cash balances and liquidity may be materially and adversely affected and our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Index

We may experience uninsured losses in connection with our business.

We are subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, hurricanes or floods, as well as employee medical claims and workers compensation claims, for which no, or limited, insurance coverage is maintained.

We are subject to possible losses in connection with certain legal proceedings and claims.

We are subject to risk of losses which may arise from adverse litigation results or other claims, including the matters described under “Legal Proceedings” in Item 3.

We are substantially dependant on our information technology systems, which present certain risks which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to numerous other risks and uncertainties that could have a material adverse effect on our business, financial condition, operating results and cash flows.

In addition to the foregoing risks and uncertainties, we are also subject to numerous other risks and uncertainties which could adversely affect our business, financial condition, operating results and cash flows. These risks include, but are not limited to, higher than anticipated interest, occupancy, labor, merchandise, distribution and inventory shrinkage costs, unanticipated work stoppages, energy disruptions or shortages or higher than anticipated energy costs, asset impairments relating to underperforming stores or other unusual items, including any charges that may result from the implementation of our strategic plan, higher than anticipated costs associated with the closing of underperforming stores, and changes in accounting rules.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our stores. Our superstore leases generally have an initial term of 15 to 20 years with multiple three- to five-year renewal options. At January 29, 2011, the average unexpired term under Borders superstores leases was 7.4 years prior to the exercise of any options. The leases for our smaller format stores generally have terms of one to 1.5 years and do not contain renewal options. At January 29, 2011, the average unexpired term of those leases was approximately one year. The expirations of leases for all stores open at January 29, 2011 are as follows:

Lease Terms to Expire During 12 Months Ending on or About January 29	Number of Stores
2012	140
2013	34
2014	31
2015	26
2016	39
2017	56
2018 and later	316
Total	642

Index

We lease our corporate headquarters in Ann Arbor, Michigan and own the building improvements. We also lease all of our distribution centers.

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties, the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the State’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. Joint motions to dismiss the case based on common issues were filed by the defendants and have been denied. Amazon's individual motion to dismiss has been denied and the court has not to date acted on an individual motion to dismiss filed by the Company. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

In January 2011, J.P. Morgan Securities LLC (“JPMS”) filed an action against us in the Supreme Court of the State of New York, New York County, alleging that we breached a professional services agreement with JPMS. The action seeks, among other damages, a fee alleged to be payable to JPMS in connection with the divestiture of our former subsidiary, Paperchase Products Limited. We have included a liability reserve in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date.

Index

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.

Notwithstanding the foregoing, the litigation matters described above have been stayed as a result of the filing of the Chapter 11 Cases. The matters will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low closing market prices for our common stock. There were no dividends declared.

	High	Low
Fiscal 2011
First Quarter (through April 15, 2011)	$0.73	$0.21
Fiscal 2010
First Quarter	$3.03	$0.94
Second Quarter	$2.85	$1.17
Third Quarter	$1.58	$1.04
Fourth Quarter	$1.39	$0.81
Fiscal 2009
First Quarter	$2.97	$0.45
Second Quarter	$4.34	$2.07
Third Quarter	$3.99	$1.94
Fourth Quarter	$2.14	$0.86

Until February 16, 2011, our common stock traded on the NYSE under the symbol BGP. On February 16, 2011, the NYSE suspended trading in our common stock following our announcement of the commencement of the Chapter 11 Cases. On March 9, 2011, the NYSE formally notified the Securities and Exchange Commission of the delisting of our common stock.

As of April 15, 2011, there were 2,403 holders of record of our common stock.

We have issued warrants to Pershing Square Capital Management L.P. and its affiliates (“Pershing Square”) exercisable for a total of 25.9 million shares of our common stock. The warrants are exercisable until October 9, 2014. The exercise price of the Pershing Square warrants is $0.65 per share. We have also issued warrants to an entity controlled by Bennett S. LeBow exercisable for a total of 35.1 million shares of our common stock. The warrants are exercisable until September 30, 2015. The exercise price of the LeBow warrants is $2.25 per share.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from January 28, 2006 through January 29, 2011 with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Midcap 400 Specialty Retail Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 28, 2006.

Index

Equity Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the equity compensation plan under which equity securities were authorized for issuance on January 29, 2011 (number of shares in thousands):

Plan Category	Number of Awards Outstanding(1)	Weighted- Average Exercise Price(2)	Number of Shares Available for Issuance
Plans approved by stockholders:
2004 Long-Term Incentive Plan(3)	3,105	$3.91	2,596
Plans not approved by stockholders:
Executive officer inducement grant(4)	300	$1.43	—
____________
(1)	Number of awards outstanding as of January 29, 2011 includes approximately 9,302 restricted share units and approximately 3,096,411 stock options.

(2)	Reflects the weighted-average exercise price of stock options outstanding as of January 29, 2011.

(3)
The 2004 Long-Term Incentive Plan (the “2004 Plan”) was approved by shareholders in May 2004, and replaced all prior equity compensation plans (the “Prior Plans”). At January 29, 2011, there were approximately 0.2 million stock options outstanding under the Prior Plans with a weighted-average exercise price of $18.89 which, if forfeited or cancelled, become available for issuance under the 2004 Plan.

(4)
At January 29, 2011, there were 0.3 million stock options outstanding relating to an employment inducement grant to Scott D. Henry, our Chief Financial Officer, made outside of the 2004 Plan with an exercise price of $1.43 per share, representing the fair market value on the date of grant.

Index

Purchases of Equity Securities

There were no shares repurchased during the fourth quarter of fiscal 2010.

Index

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

	Fiscal Year Ended
(dollars in millions except per share data)	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007(1)
Statement of Operations Data
Sales(2)	$2,252.8	$2,679.9	$3,133.6	$3,439.9	$3,443.7
Operating loss(2)	$(296.4)	$(99.0)	$(158.8)	$(16.7)	$(4.0)
Loss from continuing operations(2)	$(300.3)	$(112.5)	$(192.1)	$(31.2)	$(28.1)
Income (loss) from operations of discontinued operations, net	$(2.2)	$2.3	$5.7	$2.6	$(123.2)
Gain (loss) from disposal of discontinued operations, net	$3.5	$0.8	$(0.3)	$(128.8)	$—
Income (loss) from discontinued operations	1.3	3.1	5.4	(126.2)	(123.2)
Net loss	$(299.0)	$(109.4)	$(186.7)	$(157.4)	$(151.3)
Per Share Data
Diluted (basic) loss from continuing operations per common share(2)	$(4.39)	$(1.87)	$(3.19)	$(0.53)	$(0.45)
Diluted (basic) gain (loss) from discontinued operations per common share	$0.02	$0.05	$0.09	$(2.15)	$(1.99)
Diluted (basic) net loss per common share	$(4.37)	$(1.82)	$(3.10)	$(2.68)	$(2.44)
Cash dividends declared per common share	$—	$—	$—	$0.44	$0.41
Balance Sheet Data
Working capital — continuing operations(2)	$(117.7)	$34.0	$48.7	$(33.7)	$194.8
Working capital	$(117.7)	$60.6	$77.5	$38.2	$127.7
Total assets — continuing operations(2)	$964.7	$1,347.9	$1,544.7	$2,064.6	$2,159.1
Total assets	$964.7	$1,425.2	$1,609.0	$2,302.7	$2,613.4
Short-term borrowings — continuing operations(2)	$215.3	$274.0	$329.0	$547.3	$347.0
Short-term borrowings	$215.3	$274.0	$329.0	$548.4	$542.0
Long-term debt, including current portion— continuing operations(2)	$—	$4.8	$5.0	$5.2	$5.4
Long-term debt, including current portion	$—	$4.8	$5.2	$5.6	$5.4
Long-term capital lease obligations, including current portion — continuing operations(2)	$2.6	$3.2	$2.0	$—	$0.1
Long-term capital lease obligations, including current portion	$2.6	$3.2	$2.0	$—	$0.4
Stockholders’ equity (deficit)	$(153.7)	$158.3	$263.1	$479.1	$644.0
____________
(1)	Our 2006 fiscal year consisted of 53 weeks.

(2)	Excludes the results of discontinued operations (Borders Ireland Limited, Books etc., U.K. Superstores, Australia, New Zealand, Singapore and Paperchase).

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Filing

On February 16, 2011, Borders Group, Inc., Borders, Inc. and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our international franchised operations are not included in the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of curtailed customer spending, increasing industry competition and an anticipated lack of sufficient liquidity, including trade credit provided by our vendors, to permit us to pursue our business strategy to position the Borders brand successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, our goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. However, we may ultimately determine that is in the best interests of the Debtors’ Chapter 11 estates to sell all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a Chapter 11 plan providing for such a sale or other arrangement, including liquidation. Confirmation of a Chapter 11 plan or other arrangement could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

We incurred a net loss for the fiscal year ended January 29, 2011, and had negative working capital and a stockholders’ deficit as of January 29, 2011. To improve our performance and address the competitive challenges within our industry, we have developed a strategic plan for the ongoing operation of our business. Successful implementation of our plan, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of our Chapter 11 plan and our ability to successfully implement such plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, our Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

The U.S. book retailing industry is a mature industry, and has experienced little or no growth in recent years. Books represent our primary product category in terms of sales. Rather than opening new book superstores, we believe that there is greater near-term opportunity in improving the productivity of existing superstores, increasing our market share in electronic books (“eBooks”) and in enhancing Internet-based sales channels. In particular, we see potential in transforming our existing superstores by reducing space currently used for physical books and reallocating that space for non-book product that would be compelling for our customers, including larger sections devoted to electronic book readers (“eReaders”), an enhanced educational kids toys and games section, larger cafes and expanded gifts and stationery offerings.

Index

We believe that Internet-based retailing will continue to increase in popularity and market share as a distribution method for physical book, music, and movie merchandise. We also believe that in-store sales of physical books will also decline in popularity and market share over the next several years. Replacing these sales will be Internet-based sales of eBooks, driven by the increasing popularity of eReaders. Although industry sales of eBooks are estimated to be approximately 10% of total book sales in 2010, we believe this percentage will continue to grow for the next several years. We believe the shift toward eBooks, as well as the continuing shift from physical CDs and DVDs to Internet-based digital formats represents an opportunity for us as we continue to strengthen our Internet-based capabilities, both through Borders.com and through strategic partnerships.

Our physical stores, however, remain integral to our future success. The environment in which our stores operate is intensely competitive and includes not only Web-based retailers and book superstore operators, but also mass merchants and other non-bookseller retailers. Because of this, the industry has experienced significant price competition over the last several years, which has decreased our gross margin percentages. We anticipate that these trends will continue, rewarding those who can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rich shopping experience in a relaxing, enjoyable atmosphere.

We believe we must execute a transformation of the Borders brand in order to be competitive in the marketplace, and to that end the principal components of our strategic plan are as follows:

Restore the financial health and profitability of the Company. We will maintain our focus on maximizing cash flow, conserving capital, tightly managing expenses and improving profitability. As a step to achieving this, we have undertaken a comprehensive review of our store portfolio, which has resulted in the decision to close 226 underperforming superstores. In addition, we have worked with our landlords to reduce occupancy costs for certain of the stores that will remain open. These measures have been taken with the goal of creating a store base that can be profitable both in the near and long term.

We are also in the process of reducing the cost of our supply chain, in order to match the smaller store base and to create efficiencies. As a result, we expect to close our Carlisle, Pennsylvania distribution center in 2011, and to implement systemic improvements in our processing of inventory. In addition, although we have significantly reduced selling, general and administrative costs over the past several years, we will continue to evaluate further reduction opportunities in light of our decision to reduce the store base. We are also evaluating all of our service and supply contracts for potential savings.

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

Focus on growing key categories. We are taking steps to provide a retail experience that is both fun and educational for kids and their families by expanding the assortment of educational kids toys and games. We are also continuing to focus on other product categories that we believe will increase average ticket and provide clear margin improvements, including an expanded selection of gifts and stationery products and expanded cafe offerings.

Focus on enhancing guest satisfaction. Our “Customer Commitment," a customer satisfaction program, includes the "Low Price Promise," an in-store program promising to match a local competitor's advertised, in-store price on items that Borders has in-stock, as well as our popular "In-Stock Promise," which assures consumers if they do not find an item in-stock at a Borders store, and it is among the more than one million titles available on Borders.com, we will find it and pay the shipping costs to the customer's home.

Expand Borders Rewards. We continue to develop our loyalty program, Borders Rewards. Through January 29, 2011 a total of nearly 42.2 million customers have enrolled in the program. We will continue to focus on growing membership, increasing the effectiveness of the program, and increasing sales by employing customer data to tailor promotions that meet specific customer needs and interests. To achieve these results we redesigned the Borders Rewards program to facilitate a higher level of participation and value for our customers, which now includes an enhanced free version and a new paid program, Borders Rewards Plus. Membership to Borders Rewards Plus can be purchased for $20 annually, and entitles members to discounts of 40% off hardcover bestsellers, 20% off select hardcovers, and 10% off most other products, as well as other benefits. Through January 29, 2011 a total of 1.25 million customers have enrolled in the Borders Rewards Plus program.

Leverage Borders.com and the digital revolution. We expect to use emerging technologies across all channels to attract customers and deliver a valued experience which we anticipate will drive sales. We launched an all-new Borders.com in November 2010, featuring new product lines, strategic partnerships that complement the Borders brand and a more integrated social media experience. At the same time we also launched our partnership with ShopRunner, a paid online shipping program that offers customers unlimited free two-day shipping with no minimum order size, and free shipping on returns, across a wide variety of today's most popular retailers. We plan to continue our development of Borders.com, including an expansion of the product categories offered, site optimization, and improved customer personalization.

Index

During the second quarter of 2010, we launched our digital bookstore on Borders.com through our relationship with Kobo, Inc. (“Kobo”), a global eReading service and eReader provider. In January 2011, we committed to expanding this relationship by agreeing to market and sell eBooks under the “Kobo” brand. This commitment extends to Kobo’s eReaders as well, which will be given enhanced prominence in our bookstores.

Other Information

We have an agreement with Berjaya Corporation Berhad (“Berjaya”), a publicly-listed diversified corporation headquartered in Malaysia, establishing a franchise arrangement under which Berjaya operates Borders stores in Malaysia. We also have an agreement with Al Maya Group (“Al Maya”), a diversified corporation headquartered in the United Arab Emirates, establishing a franchise agreement under which Al Maya or its affiliates operates Borders stores in the United Arab Emirates and other Gulf Cooperation Council countries.

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

Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2010 consisted of 52 weeks and ended on January 29, 2011. Fiscal 2009 consisted of 52 weeks, and ended on January 30, 2010. Fiscal 2008 consisted of 52 weeks, and ended on January 31, 2009. References in this report to years are to our fiscal years.

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

These disposals resulted in a gain of $3.5 million, a gain of $0.8 million, and a loss of $0.3 million for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, while the operation of the disposed businesses resulted in a loss of $2.2 million, income of $2.3 million, and income of $5.7 million for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

We retained several lease guarantees following the sale of these operations, as well as certain tax indemnifications, and discuss these obligations under the heading “Off-Balance Sheet Arrangements” within this Management’s Discussion and Analysis.

Subsequent Events

Chapter 11 Filing: On February 16, 2011, Borders Group, Inc., Borders, Inc. and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

Index

Debtor-in-Possession Credit Facility: On February 16, 2011, we entered into a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement with General Electric Capital Corporation, for itself as a Revolving Lender, FILO Lender and Swingline Lender, and as Working Capital Agent for all Lenders, GA Capital, LLC, as Term B Agent for all Term B Lenders, and the other financial institutions named therein (the “DIP Credit Agreement”). An amendment to the DIP Credit Agreement was executed on March 16, 2011.

The DIP Credit Agreement provides for (i) a senior secured, super-priority revolving credit facility (including a $75 million letter of credit subfacility) of up to $410 million, (ii) a senior secured, super-priority “first in last out” term loan in an amount up to $20 million, (iii) a senior secured, super-priority term loan in the amount of up to $55 million and (iv) an additional letter of credit facility in the amount of up to $20 million.

Store Closures: Based upon a comprehensive review of our store portfolio, in February 2011 we initiated a store reduction plan to close 226 underperforming superstores. We expect that this plan will be substantially complete by the end of May 2011.

These closures will result in a reduction of our future consolidated sales, cost of sales (including occupancy costs), and selling, general and administrative expenses, where certain store operating costs are classified. We anticipate incurring costs in fiscal 2011 associated with the termination of the related leases.  Fiscal 2010 sales and operating losses related to the closing stores were $720.4 million and ($68.4) million, respectively, and at January 29, 2011, the carrying values of inventory and long-lived assets were $217.8 million and $30.2 million, respectively.  Inventory and long-lived assets relating to these stores will be sold as described below.

Inventory Liquidation Agreement: On February 16, 2011, we entered into an Agency Agreement with Hilco Merchant Resources, LLC (“Hilco”) to execute the liquidation of inventory and furniture, fixtures and equipment within 200 Borders superstores selected to close by April 30, 2011, as well as certain inventory held in a distribution center. Store closure sales under the Hilco agreement started on February 18, 2011. The agreement also included an option for us to liquidate the inventory of up to 70 additional stores under substantially the same terms, and on March 17, 2011, we exercised this option and elected to close an additional 26 stores. Pursuant to this agreement, Hilco paid us approximately $182.6 million in cash and letters of credit in the first quarter of fiscal 2011. This amount is subject to adjustment upon completion of the liquidation sales.

During the fourth quarter of 2010, because of the likelihood that the inventory of these stores would be sold to liquidators rather than being returned to vendors or sold directly to customers, we reduced the value of our inventory to reflect an anticipated recovery value less than cost. This charge totaled $69.2 million and is categorized in “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

Results of Operations

The following table presents our consolidated statements of operations data, as a percentage of sales, for the three most recent fiscal years. All amounts reflect the results of our continuing operations unless otherwise noted.

	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009
Sales	100.0%	100.0%	100.0%
Other revenue	1.0	1.2	1.0
Total revenue	101.0	101.2	101.0
Cost of merchandise sold (includes occupancy)	84.4	79.0	77.1
Gross margin	16.6	22.2	23.9
Selling, general and administrative expenses	26.2	25.3	25.9
Goodwill impairment	—	—	1.3
Gain on sale of seasonal kiosk assets	(0.4)	—	—
Asset impairments and other write-downs	4.0	0.6	1.8
Operating loss	(13.2)	(3.7)	(5.1)
Interest expense	1.5	0.9	1.4
Warrant/put expense (income)	(1.4)	0.8	(1.3)
Total interest expense	0.1	1.7	(0.1)
Loss before income tax	(13.3)	(5.4)	(5.2)
Income tax expense (benefit)	-	(1.2)	0.9
Loss from continuing operations	(13.3)%	(4.2)%	(6.1)%

Store Openings	1	1	20
Store Closings	45	219	118
Store Count	642	686	904

Index

Consolidated Results — Comparison of 2010 to 2009

Sales

Sales decreased $427.1 million, or 15.9%, to $2,252.8 million in 2010 from $2,679.9 million in 2009. This decrease was driven by declining comparable store sales of $250.7 million and by non-comparable sales of $188.2 million associated with 2009 and 2010 store closings, partially offset by increased Borders.com sales of $11.8 million in 2010. We closed 45 bookstores between the end of 2009 and the end of 2010.

Comparable store sales for our bookstores decreased 10.5% during 2010. We continued to experience negative sales trends in substantially all categories, with the exception of the children’s toys and games and digital devices categories, which generated positive comparable store sales. On a comparable store basis, transaction dollars decreased by 6.1%, with the remainder of the decline in comparable store sales due to decreased customer traffic. The impact of price changes on comparable store sales was not significant.

Comparable store sales measures include stores open more than one year, with new stores included in the calculation upon their 13th month of operation.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties, wholesale revenue earned through sales of merchandise to other retailers and franchisees, Borders Rewards Plus membership revenue, and net revenue earned through the agency sale of eBooks.

Other revenue decreased $9.0 million, or 28.9%, to $22.1 million in 2010 from $31.1 million in 2009. The decrease was primarily due to decreased wholesale revenue earned through sales of merchandise to other retailers and franchisees.

Gross margin

Gross margin as a percentage of sales decreased 5.6%, to 16.6% in 2010 from 22.2% in 2009. This was primarily due to increased product costs of 2.1% as a percentage of sales, resulting from our determination in the fourth quarter of 2010 that the inventory of potentially closing stores would be sold to liquidators rather than being returned to vendors or sold directly to customers. As a result, we reduced the value of our inventory by $69.2 million to reflect an anticipated recovery value less than cost. Also contributing to the decline in the gross margin rate were increased occupancy costs of 1.4% as a percentage of sales, which was a result of the deleveraging of costs driven by negative comparable store sales. The remaining decrease in the gross margin rate is primarily due to higher promotional discounts in 2010, as well as a higher mix of Borders.com sales in 2010 as compared to 2009, as Borders.com produces a lower margin rate than that of our bookstores.

Gross margin dollars decreased $221.3 million, or 37.2%, to $374.0 million in 2010 from $595.3 million in 2009, primarily due to the decrease in gross margin percentage noted above, store closures and the decline in comparable store sales.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of sales increased 0.9%, to 26.2% in 2010 from 25.3% in 2009. The increase was primarily due to increased advertising costs of 0.6%, as a percentage of sales, due to increased loyalty expenses incurred related to the launch of our new Borders Rewards Plus program during the third quarter of 2010, increased costs related to the launch of Area-e and spending to improve in-store signage during the third quarter of 2010. Also contributing to the increase are increased corporate expenses of 0.4% as a percentage of sales, mainly due to increased consulting fees relating to our strategic initiatives. SG&A as a percentage of sales was also adversely impacted by the deleveraging of fixed costs driven by negative comparable store sales.

Index

SG&A dollars decreased $89.9 million, or 13.2%, to $589.0 million in 2010 from $678.9 million in 2009, primarily due to expense reduction initiatives and store closures, partially offset by increased spending on advertising.

We classify the following items as “Selling, general and administrative expenses” on our consolidated statements of operations: store and administrative payroll, pre-opening costs, rent, depreciation, utilities, supplies and equipment costs, credit card and bank processing fees, bad debt, legal and consulting fees, certain advertising income and expenses and others.

Gain on sale of seasonal kiosk assets

On January 19, 2011, we sold to Calendar Holdings LLC (“Calendar Club”) substantially all of the assets related to the operation of our seasonal calendar business operated under the Day by Day Calendar Co. trade name for a purchase price of $9.2 million paid in cash. The assets sold include all fixed assets and fixtures (including display fixtures and point of sale terminals) and the Day by Day Calendar Co. trade name and trademarks, resulting in a gain on sale of $8.3 million.

Asset impairments and other write-downs

During 2010, due to our continued sales declines and operating losses, particularly in the fourth quarter, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the fourth quarter of 2010. As a result of these tests, we recorded a charge of $89.7 million related to our store fixed assets. Similar impairment indicators existed in fiscal 2009, resulting in an impairment charge of $15.4 million.

Asset impairment often results from significant actions, including facility closures. While at present no financial decisions have been made which require additional asset impairment recognition, future decisions in connection with our reorganization plan could result in future asset impairment write-downs.

Depreciation

Depreciation expense decreased $16.1 million, or 17.1%, to $77.8 million in 2010 from $93.9 million in 2009, primarily due to 2009 store asset impairments and store closures.

Interest expense

Interest expense increased $9.3 million, or 38.6%, to $33.4 million in 2010 from $24.1 million in 2009. This was primarily a result of the amendment of our Pre-Petition Credit Agreement and issuance of the Pre-Petition Term Loan Agreement in March 2010 (described below), which have a higher cost of capital than our prior Credit Agreement. We paid $24.3 million and $16.6 million in cash interest during the year ended January 29, 2011 and January 30, 2010, respectively.

Warrant/put expense/income

Warrant/put expense/income increased $51.5 million to income of $30.8 million in 2010 from an expense of $20.7 million in 2009. This was primarily due to a decrease in the fair value of the warrants, driven largely by our decreased share price.

Also impacting the first quarter of 2009 was the write-off of the intangible asset related to the backstop purchase offer for our Paperchase U.K. business of $16.2 million, due to the expiration of the purchase offer.

Taxes

The effective tax rate in 2010 was an expense of 0.4% compared to a benefit of 21.8% in 2009. For 2010, the rate of 0.4% differed from the federal statutory rate due to the need to recognize a valuation allowance against the deferred tax benefit of our current year domestic loss. Also impacting the effective rate was the non-taxable book income associated with the remeasurement of stock warrants to fair market value.

Index

For 2009, the effective tax rate benefit of 21.8% differed from the federal statutory rate due to the need to recognize a valuation allowance against the deferred benefit of our 2009 domestic loss, favorably offset by the realization of the deferred benefit of our 2008 federal domestic loss. In November of 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, extending the loss carryback period from 2 to 5 years, and allowing us to carry back our 2008 loss to recover taxes paid in 2003 and 2004. Because of this, in 2009 we were able to reverse the 2008 valuation allowance associated with the 2008 domestic loss carryforward.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales increased to 13.3% in 2010 from 4.2% in 2009, and loss from continuing operations dollars increased to $300.3 million in 2010 from $112.5 million in 2009.

Consolidated Results — Comparison of 2009 to 2008

Sales

Sales decreased $453.7 million, or 14.5%, to $2,679.9 million in 2009 from $3,133.6 million in 2008. This decrease was driven by declining comparable store sales of $395.2 million and by non-comparable sales of $73.2 million associated with 2008 and 2009 store closings, partially offset by increased Borders.com sales of $14.7 million in 2009. We closed 219 bookstores between the end of 2008 and the end of 2009.

Comparable store sales for our bookstores decreased 13.7% during 2009. This was primarily due to negative sales trends in the book, music, movie and cafe categories due to a decline in customer traffic and spending that began in September 2008 and which persisted throughout 2009. This contributed to negative comparable store sales in trade books. On a comparable store basis, transactions decreased by 9.2% and transaction dollars decreased by 5.0%. The impact of price changes on comparable store sales was not significant.

Other revenue

Other revenue primarily consists of income recognized from unredeemed gift cards, as well as marketing revenue earned through partnerships with third parties and wholesale revenue earned through sales of merchandise to other retailers and from franchisees.

Other revenue decreased $0.8 million, or 2.5%, to $31.1 million in 2009 from $31.9 million in 2008. The decrease was primarily due to the cessation of referral fees received from Amazon as part of the Web Site agreement, partially offset by increased wholesale revenue earned through sales of merchandise to other retailers and franchisees.

Gross margin

Gross margin decreased $155.4 million, or 20.7%, to $595.3 million in 2009 from $750.7 million in 2008. As a percentage of sales, consolidated gross margin decreased 1.7%, to 22.2% in 2009 from 23.9% in 2008. This was primarily due to increased occupancy costs as a percentage of sales, which was a result of the deleveraging of costs driven by negative comparable store sales. Also contributing to the decline in the gross margin rate were discounts and markdowns related to the liquidation of multimedia product during the first quarter of 2009 and increased product markdowns as a percentage of sales for closing stores. These increases were partially offset by decreased distribution, freight and other costs as a percentage of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) decreased $133.2 million, or 16.4%, to $678.9 million in 2009 from $812.1 million in 2008. As a percentage of sales, SG&A decreased 0.6%, to 25.3% in 2009 from 25.9% in 2008. The decrease was primarily due to decreases as a percentage of sales store payroll of 0.5%, corporate payroll of 0.2%, corporate expense of 0.2% and advertising costs of 0.1%, all a result of our expense reduction initiatives, as well as decreased store pre-opening costs of 0.1% as a percentage of sales, due to the lack of new superstore openings in 2009. These decreases were partially offset by an increase in-store operating expenses of 0.5% as a percentage of sales, due to deleveraging of expense resulting from the decline in comparable store sales.

Index

Goodwill impairment

As a result of our annual test on January 31, 2009, all of the goodwill of our continuing operations was impaired, and we recorded a charge of $40.3 million in the fourth quarter of 2008. This impairment was primarily the result of a decrease in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

Asset impairments and other write-downs

During 2009, due to the economic environment and our operating results, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the fourth quarter of 2009. As a result of these tests, we recorded a pre-tax charge of $15.4 million.

During 2008, due to the impairment of the goodwill and the items present in 2009, we concluded that there were sufficient indicators to require the performance of long-lived asset impairment tests at the end of the third and fourth quarters of 2008. As a result of these tests, we recorded a pre-tax charge of $53.5 million. Also during 2008, we recorded a $3.6 million charge for other store impairments.
Interest expense

Interest expense decreased $21.3 million, or 46.9%, to $24.1 million in 2009 from $45.4 million in 2008. This was primarily a result of a decrease in interest due to lower debt levels during 2009 as compared to 2008 and a decrease in the LIBOR rate in 2009 as compared to 2008. We paid cash interest of $16.6 million in 2009 compared to $29.1 million in 2008.

Warrant/put expense/income

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

Taxes

The effective tax rate in 2009 was a benefit of 21.8%, compared to expense of 17.1% in 2008. For 2009, the rate of 21.8% differed from the federal statutory rate due to the need to recognize a valuation allowance against the deferred benefit of our 2009 domestic loss, favorably offset by the realization of the deferred benefit of our 2008 federal domestic loss. In 2008, the majority of this loss represented a net operating loss carryforward, and required a valuation allowance. In November of 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, extending the loss carryback period from 2 to 5 years, and allowing us to carry back our 2008 loss to recover taxes paid in 2003 and 2004. Because of this, in 2009 we were able to reverse the 2008 valuation allowance associated with the 2008 domestic loss carryforward.

For 2008, the effective tax rate was an expense of 17.1%. This rate differed from the federal statutory rate primarily due to the unfavorable impact of recording a valuation allowance against net domestic deferred tax assets. This non-cash valuation allowance charge was necessary due to the determination during the year that it was more-likely-than-not that a future benefit would not be realized from these assets. Also impacting the effective rate was a non-deductible goodwill impairment charge, offset by the favorable impact of non-taxable book income associated with the re-measure of stock warrants to fair market value.

Loss from continuing operations

Due to the factors mentioned above, loss from continuing operations as a percentage of sales decreased to 4.2% in 2009 from 6.1% in 2008, and loss from continuing operations dollars decreased to $112.5 million in 2009 from $192.1 million in 2008.

Index

Costs Associated with Turnaround Effort

Over the past three years we have worked to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, supply chain reengineering, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in costs associated with remerchandising our stores.

A summary of the costs associated with our turnaround effort follows (amounts in millions) :

	2010	2009	2008
Consulting and legal fees	$9.4	$6.0	$11.2
Severance costs	8.2	6.7	16.4
Retention costs	0.9	0.3	2.3
Multimedia inventory reduction costs, including accelerated depreciation costs	—	11.3	—
Music inventory markdowns	—	—	6.5
Total	$18.5	$24.3	$36.4

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold (includes occupancy)” on our consolidated statements of operations. The multimedia inventory reduction costs are categorized partially as “Cost of merchandise sold (includes occupancy)” and partially as “Selling, general and administrative expenses” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

Subsequent to January 29, 2011, we have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Liquidity and Capital Resources

Analysis of Cash Flow Statement

Operating Activities

Cash flow from operating activities of continuing operations increased $19.4 million, or 60.0%, to $51.7 million in 2010 from $32.3 million in 2009. This was primarily due to a larger decrease in our inventory levels (net of the change in accounts payable) in 2010 as compared to 2009. Net inventory decreased $215.3 million in 2010 as compared to $38.7 million in 2009. In order to preserve liquidity, we delayed certain merchandise vendors’ payments in December 2010, and virtually all merchandise vendors’ payments in January 2011. In response, vendors stopped shipments of merchandise, resulting in a reduction in inventory levels.

The increase in cash related to inventories was partially offset by decreased cash generated from operating results of $131.4 million (defined as gross margin dollars less selling, general and administrative expenses). The remainder of the increase is due to changes in the timing of payments to employees and to non-merchandise vendors. These items were partially offset by increased cash interest paid of $7.7 million and decreased cash income taxes received of $44.2 million.

Cash flow from operating activities of continuing operations decreased $198.8 million, or 86.0%, to $32.3 million in 2009 from $231.1 million in 2008. This was primarily due to a decrease in the cash generated by decreasing our inventory levels (net of the change in accounts payable) of $127.8 million and decreased cash generated from operating results of $22.2 million (defined as gross margin dollars less selling, general and administrative expenses). The remainder of the decrease is due to changes in the timing of payments to employees and to non-merchandise vendors. These items were partially offset by decreased cash interest paid of $12.5 million and increased cash income taxes received of $7.1 million.

Investing Activities

Net cash provided by investing activities of continuing operations was $12.4 million in 2010. This was primarily due to the proceeds received on the sale of our former Paperchase subsidiary of $31.2 million, partially offset by capital expenditures of $18.8 million. Capital expenditures in 2010 reflected spending to support the development of our eBookstore on Borders.com, spending on “Area-e” and costs to convert the technology used in our small format store systems to that of our superstores. In addition, 2010 capital spending reflected the opening of one new superstore, as well as maintenance spending on existing stores, distribution centers and management information systems.

Index

Net cash used for investing activities of continuing operations was $11.4 million in 2009. This was the result of capital expenditures for one new airport store and the maintenance of existing stores, distribution centers and management information systems.

Net cash provided by investing activities of continuing operations was $27.4 million in 2008. This was primarily the result of the cash proceeds of $97.3 million received during 2008 from the sale of our Australia, New Zealand and Singapore businesses. These proceeds were partially offset by capital expenditures of $69.9 million for new stores, new information technology systems including spending on our e-commerce Web site, and maintenance of existing stores, distribution centers and management information systems.

Financing Activities

Net cash used for financing activities of continuing operations was $58.1 in 2010. This was a result of repayments of borrowings under the Pre-Petition Credit Agreement of $63.8 million, repayment of term loan financing of $42.5 million provided by Pershing Square, partial payment of the Pre-Petition Term Loan Agreement of $41.2 million and the payment of financing costs related to the Pre-Petition Credit Agreement and Pre-Petition Term Loan Agreement totaling $24.8 million. These items were partially offset by the proceeds received from the Pre-Petition Term Loan Agreement of $90.0 million and proceeds received from the equity investment by an entity controlled by Bennett S. LeBow of $25.0 million.

Net cash used for financing activities of continuing operations was $55.6 million in 2009, resulting primarily from repayment of borrowings under our prior Credit Agreement of $54.5 million.

Net cash used for financing activities of continuing operations was $225.3 million in 2008, resulting primarily from the repayment of borrowings under the prior Credit Agreement of $260.6 million and the payment of cash dividends during the first quarter on shares of our common stock of $6.5 million. Partially offsetting these items was funding generated by the term note financing from Pershing Square of $42.5 million.

Capital Expenditures

Capital expenditures in 2010 and 2009 were significantly reduced compared to the $69.9 million invested in 2008. Capital spending in 2011 is expected to be relatively flat compared to 2010.

Sources of Liquidity and Liquidity Outlook

Pre-Petition Credit Facility

On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Pre-Petition Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 million in loans under a secured revolving credit facility (the “Pre-Petition Credit Facility”). The Pre-Petition Credit Agreement amended and restated our prior Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as amended.

At January 29, 2011, the additional funding available under the Pre-Petition Credit Agreement, after taking into account the amount of our outstanding borrowings under the Pre-Petition Credit Agreement, was $154.2 million before the minimum excess availability covenant, which as of January 29, 2011 was $53.8 million. After the minimum excess availability covenant, the funding available under the Pre-Petition Credit Agreement was $100.4 million. This availability was favorably impacted by our decision to delay certain merchandise vendors’ payments in December 2010, virtually all merchandise vendors’ payments in January 2011 and payments to landlords in January 2011.

We had borrowings outstanding under the Pre-Petition Credit Agreement or our prior Credit Agreement, as applicable, of $168.5 million, $232.3 million and $286.7 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Index

Pre-Petition Term Loan Agreement

On March 31, 2010, we entered into a Term Loan Agreement (the “Pre-Petition Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Pre-Petition Term Loan Facility”) comprised of an $80.0 million tranche and a $10.0 million tranche. At January 29, 2011, $48.8 million was outstanding under the $80.0 million tranche and $0 was outstanding under the $10.0 million tranche.

Pershing Square Term Loan

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds, consisting in part of a $42.5 million senior secured term loan, which was repaid on March 31, 2010.

Equity Financing

On May 21, 2010, an entity controlled by Bennett S. LeBow (the “Purchaser”) invested $25.0 million in the Company through a private purchase of 11.1 million shares of our common stock at a purchase price of $2.25 per share. In connection with the purchase of such shares, the Purchaser was granted warrants to acquire an additional 35.1 million shares of the Company’s common stock at a purchase price of $2.25 per share.

The Securities Purchase Agreement between the Purchaser and the Company required the Company to take all actions within its power to elect two directors designated by the Purchaser to the Company’s nine-member Board of Directors. Effective as of May 21, 2010, Bennett S. LeBow and Howard M. Lorber were named directors of the Company, and Mr. LeBow was named the Chairman of the Board of Directors.

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

The Purchaser’s director designation and approval rights will terminate at such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares), excluding for this purpose shares that the Purchaser is entitled to acquire pursuant to the exercise of the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement. Further, until the earlier of the second anniversary of the initial closing date and such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares, and including the shares underlying the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement) (the “Restricted Period”), the Purchaser will be required to vote all of the shares of common stock beneficially owned by the Purchaser in favor of the director nominees recommended by the Company’s Board of Directors.

The Securities Purchase Agreement also includes a standstill provision that prohibits the Purchaser, subject to certain exceptions, from (i) acquiring additional shares of the Company’s common stock or other equity securities if the acquisition would result in a change in control of the Company as defined under the Company’s senior credit agreements and (ii) engaging in the solicitation of proxies or taking certain other actions with respect to the control or influence of the Company’s Board of Directors, management, policies or affairs. The standstill provisions, other than the restrictions on acquisitions of common stock, are applicable during the Restricted Period. After the Restricted Period, the Purchaser will be permitted to acquire additional shares of common stock or other securities of the Company (i) pursuant to a transaction that, if consummated, would result in the acquisition of 100% of the Company’s fully-diluted shares or (ii) if the acquisition does not result in a change in control of the Company as defined under the Company’s senior credit agreements.

Warrants

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds, consisting in part of a $42.5 million senior secured term loan, which was repaid on March 31, 2010. The agreement also included the issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $7.00 per share. The warrants expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the common stock underlying the warrants from trading on the New York Stock Exchange or the Nasdaq Stock Market, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value. Upon our delisting from the New York Stock Exchange on February 16, 2011, the warrant holders elected to keep such warrants outstanding.

Index

On March 30, 2009, the agreement with Pershing Square was amended to extend the expiration date of the term loan to April 1, 2010 and to reduce the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants.

In connection with the $25.0 million investment made by an entity controlled by Bennett S. LeBow, we also entered into a purchase agreement relating to the investment requiring us, subject to obtaining shareholder approval, to issue to Mr. LeBow stock purchase warrants exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share. The issuance to Mr. LeBow of the warrants was approved by our shareholders at a special meeting held on September 30, 2010. The warrants were issued on September 30, 2010 and are exercisable on a gross or cashless basis at any time after the first anniversary of the date of issuance up to and including the fifth anniversary of the date of issuance.

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

Debt of VIEs

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

Upon adoption on January 31, 2010 of FASB Statement 167, Amendments to FASB Interpretation No.46 (R), primarily codified into Accounting Standards Codification Topic 810, “Consolidation” (“ASC 810”), we determined we are not the primary beneficiary of the VIEs under the revised guidance. As a result, we deconsolidated the VIEs on January 31, 2010 and recorded a non-cash gain of $2.3 million, categorized as a cumulative effect adjustment to retained earnings during the first quarter of 2010.

Index

Liquidity after Chapter 11 Bankruptcy Filing

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Following our bankruptcy filing on February 16, 2011, our most significant sources of liquidity are funds generated by borrowings under the DIP Credit Agreement and cash generated by operating activities. Borrowings typically peak in the fall as we build inventories in anticipation of the holiday selling season. Conversely, borrowings reach their lowest levels during December. Our liquidity is impacted by a number of factors, including our sales levels and operating performance, and our borrowing capacity under the DIP Credit Agreement. In addition, the lenders under the DIP Credit Agreement have the right to periodically obtain third party valuations of the liquidation value of our inventory, and the lowering of the liquidation value of our inventory reduces the amount that we are able to borrow under the DIP Credit Agreement. In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Cases, including, among others, defaults arising from our failure to adhere to the budget agreed upon with our lenders in connection with the DIP Credit Agreement, our failure to implement our store reduction plan or our failure to obtain Bankruptcy Court approval for a Chapter 11 plan acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the DIP Credit Agreement, plus trade credit extended by our vendors and cash generated from operations, to fund our anticipated cash requirements through the end of our 2011 fiscal year. These forecasts depend, however, on several important assumptions, including our ability to obtain vendor credit terms more favorable than those now in place. Virtually all of our major merchandise vendors currently require payment in advance of shipment. Our current internal forecasts assume that we will be able to obtain increased levels of vendor trade credit sufficient to support our continued operations. Failure to achieve forecasted levels of vendor trade credit, forecasted levels of sales and operating performance or other factors could result in a liquidity shortfall prior to the end of our 2011 fiscal year.

There can be no assurance that cash on hand, cash generated through operations, and other available funds will be sufficient to meet our reorganization or ongoing cash needs, that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement, or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders. As a result, we may be required to consider other alternatives to maximize the potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, or the conversion of the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

Off-Balance Sheet Arrangements

We guarantee the leases of three stores that we previously owned in Australia and New Zealand. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were not impacted by our disposition of our Australian and New Zealand operations. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $11.5 million. At January 29, 2011, we have recorded a contingent liability of approximately $4.2 million based upon the likelihood that we will be required to perform under the guarantees. We had reserved $0.8 million and $0.6 million as of January 30, 2010 and January 31, 2009, respectively, for these contingent liabilities.

On February 17, 2011, the entities that had purchased our Australian and New Zealand operations filed for voluntary administration, a form of insolvency proceeding in Australia that is similar in some respects to a Chapter 11 bankruptcy proceeding in the United States. This event has been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we provided certain tax indemnifications to the purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.4 million. We have recorded a tax liability of $3.6 million for this contingency as of January 29, 2011. As of January 30, 2010 and January 31, 2009, we had reserved $2.0 million and $0, respectively.

We also guarantee the leases of two stores that we previously owned in the U.K. and Ireland. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and were unrelated to our disposition of operations in the U.K. and Ireland in 2007. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $82.7 million. The leases provide for periodic rent reviews, which could increase our potential liability. At January 29, 2011, we have reserved $7.9 million based upon the likelihood that we will be required to perform under these guarantees. We had reserved $10.1 million and $9.0 million as of January 30, 2010 and January 31, 2009, respectively, for these guarantees.

Index

On December 22, 2009, Borders U.K. Limited ceased operations, a result of filing for administration on November 26, 2009. Previously, Borders U.K. Limited announced that it had agreed to sell the leasehold interests in five stores, including one of the leases guaranteed by the Company, to a fashion retailer. In addition, the lease relating to the Company’s other guarantee was assigned to another retailer as part of the administration process, and the Company’s guarantee was continued. These events have been considered in the determination of our reserves relating to the lease guarantees.

We also agreed to indemnify the purchasers of the U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum amount of potential future payments under these guarantees (undiscounted) is approximately $8.6 million, and we have recorded a liability of approximately $3.6 million based upon the likelihood that we will be required to perform under the indemnification. We had reserved $3.5 million and $3.1 million as of January 30, 2010 and January 31, 2009, respectively, under this indemnification.

The various guarantees and indemnifications related to our Australian, New Zealand, U.K., and Ireland businesses are not currently expected to significantly impact our liquidity, capital resources or market risk support, or confer significant benefits to us. If, however, we are required to perform under these obligations, there is the potential for a significant adverse impact on our liquidity.

Significant Contractual Obligations

The following table summarizes our significant contractual obligations at January 29, 2011, excluding interest expense:

	Fiscal Year
(dollars in millions)	2011	2012-2013	2014-2015	2016 and Thereafter	Total
Pre-Petition Credit Agreement borrowings	$168.5	$—	$—	$—	$168.5
Pre-Petition Term Loan borrowings	48.8	—	—	—	48.8
Operating lease obligations	263.5	491.0	432.7	751.7	1,938.9
Capital lease obligations	1.2	1.2	—	—	2.4
Letters of credit	33.7	—	—	—	33.7
Total	$515.7	$492.2	$432.7	$751.7	$2,192.3

The table above excludes any amounts related to the payment of uncertain tax positions as we cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. Excluding interest and penalties, these uncertain tax positions total $22.9 million at January 29, 2011.

The table above also excludes any amounts related to required interest payments on the DIP Credit Agreement, which are expected to range from $14 million to $18 million in fiscal 2011. This range was developed using the interest rate in effect at January 29, 2011 and utilized estimates of the amount and timing of borrowings and payments. The estimated fiscal 2011 average debt balance applied was $160.3 million. As the risks associated with the bankruptcy process are significant, we are unable to estimate the amount of financing beyond the current DIP Credit Agreement. Due to these factors, as well as the uncertainty of future borrowing amounts and rates, we cannot make a reasonably reliable estimate of the cash required to pay interest on borrowings in years beyond fiscal 2011. We paid $14.3 million and $12.2 million of interest on borrowings under the Pre-Petition Credit Agreement or the prior agreement in fiscal 2010 and 2009, respectively.

The table above also excludes any amounts related to taxes, insurance and other charges payable under operating lease agreements, which are expected to range from $61.6 million to $75.3 million in fiscal 2011. This range was based on the historical trend of these expenses, as adjusted for store activity. Because of the future variability of these amounts, which are dependent on future store count and ongoing negotiations with our landlords, among other things, we cannot make a reasonably reliable estimate in years beyond fiscal 2011. We paid $69.7 million, $85.9 million and $93.5 million related to these expenses in fiscal 2010, 2009 and 2008, respectively.

Seasonality

Our business is seasonal, with sales significantly higher during the fourth quarter, which includes the holiday selling season.

	Fiscal Year 2010
(dollars in millions)	Q1	Q2	Q3	Q4
Sales	$520.0	$526.1	$470.9	$735.8
Operating income (loss)	(34.3)	(37.7)	(71.7)	(152.7)
% of full year:
Sales	23.1%	23.4%	20.9%	32.6%

Index

	Fiscal Year 2009
(dollars in millions)	Q1	Q2	Q3	Q4
Sales	$619.8	$594.2	$571.4	$894.5
Operating income (loss)	(29.8)	(25.7)	(60.1)	16.6
% of full year:
Sales	23.1%	22.2%	21.3%	33.4%

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

Long-Lived Assets

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, we compare the assets’ undiscounted expected future cash flows to their carrying values. If the expected future cash flows are less than the carrying amount of the assets, we recognize an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. For stores anticipated to operate through the end of their lease lives, future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. For stores expected to close prior to the end of their lease lives, we utilize cash flow assumptions consistent with the anticipated method of liquidating inventory in such stores.

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

Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Physical inventory counts are taken on a regular basis to ensure the inventory reported in our financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated losses on a location-by-location basis. Shrinkage estimates are typically based upon our most recent experience of losses for each particular location. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our shrinkage reserve. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual shrinkage reserved for at January 29, 2011 would have affected net loss by approximately $2 million in 2010.

Our reserve for the markdown of inventories below cost is based on our estimates of inventory aging, customer demand, the promotional environment, and the anticipated method of disposal. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our markdown reserve. However, if our estimates are inaccurate, we may be exposed to losses that could be material. A 10% difference in our actual markdown reserve at January 29, 2011 would have affected net loss by approximately $1.6 million in 2010, excluding reserves related to the closing of 226 stores.

Index

Costs Associated With Exit Activities

When we vacate stores and other locations prior to the expiration of the related lease, we record a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income. This liability is recorded on the date that we cease to use the leased property, and contains estimates of the amount and duration of potential sublease rental income, which are based upon historical experience and knowledge of the relevant real estate markets. We have not made any material changes in our accounting methodology used to establish this reserve during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 29, 2011 would have affected net loss by approximately $2 million in 2010.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers’ compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims. Our self-insured liabilities contain estimates, based in part upon historical experience, of the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. We have not made any material changes in our accounting methodologies used to establish these reserves during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. A 10% difference in our reserve at January 29, 2011 would have affected net loss by approximately $2 million in 2010.

Liabilities For Lease Guarantees of Disposed Foreign Businesses

We guarantee five store leases relating to former subsidiaries in the United Kingdom, Ireland, Australia and New Zealand. Our liabilities for these guarantees contain estimates of the likelihood that we would be required to perform under the guarantees, changes in anticipated rental amounts, and the amount and duration of potential sublease rental income. We have not made any material changes in our accounting methodology used to establish these reserves during the past three years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in the future. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

Gift Cards

We sell gift cards to our customers and record a liability for the face value of all cards issued and unredeemed within the last 12 months. For cards older than 12 months, we record a liability for a portion of the cards’ face value based upon historical redemption trends. A portion of redemption income from gift card activations older than 12 months is deferred and will be recognized based on historical redemption trends. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our gift card liability. However, if our estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our unredeemed gift card breakage rate at January 29, 2011 would have affected net loss by approximately $16 million in 2010.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the United States and other tax jurisdictions based on an estimate of whether, and to the extent which, additional taxes will be due. These liabilities are calculated in accordance with Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”).

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

Index

Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audit controversies or changes in the deferred tax valuation allowance. During 2008, we recorded a non-cash charge related to establishing a full valuation allowance against our domestic net deferred tax assets. In 2009, we reversed a portion of this valuation allowance for 2008 losses that could be carried back to earlier tax years through the extended 5-year net operating loss carryback period allowed under the Worker, Homeownership, and Business Assistance Act of 2009. We incurred a net operating loss on our 2009 federal income tax return and expect another federal net operating loss in 2010, which can potentially be carried forward to offset future taxable income. We have recorded a full valuation allowance against these carryforwards and all other deferred tax assets as it is more-likely-than-not that a future benefit will not be realized.

If, in the future, we realize domestic taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, we would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

New Accounting Guidance

In January 2010, the FASB issued Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. We adopted the new accounting standard which became effective for the interim reporting period ended May 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact our consolidated financial statements.

Related Party Transactions

On March 31, 2010, we repaid in full a $42,500,000 senior secured term loan provided to us by Pershing Square. During the portion of fiscal 2010 during which the loan remained outstanding, we paid approximately $0.7 million in interest to Pershing Square with respect to its loan.

On May 20, 2010, we entered into a Securities Purchase Agreement with LeBow Gamma Limited Partnership (the “Purchaser”), an entity controlled by Bennett S. LeBow, pursuant to which the Purchaser acquired approximately 11.1 million shares of common stock at a price of $2.25 per share and we issued warrants to the Purchaser exercisable for an additional 35.1 million shares of common stock at an initial exercise price of $2.25 per share. In accordance with the provisions of the Securities Purchase Agreement, effective as of May 21, 2010, Mr. LeBow and Howard M. Lorber were elected by action of the Board of Directors as directors of the Company and Mr. LeBow was elected as the Chairman of the Board of Directors. The Securities Purchase Agreement also includes restrictive covenants that require us to obtain the written consent of the Purchaser prior to entering into certain transactions or taking certain other actions. The Securities Purchase Agreement and our other agreements with the Purchaser were approved by our Board of Directors prior to the date Mr. LeBow and Mr. Lorber joined the Board.

As a result of the purchase of common stock by the Purchaser, we were required under the terms of our existing agreements with Pershing Square to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of warrants to the Purchaser, we were required to issue Pershing Square approximately 8.5 million additional warrants at the same $0.65 per share exercise price.

On May 21, 2010, Richard McGuire III resigned as the non-executive Chairman of the Board of Directors. Mr. McGuire was a partner of Pershing Square until January 2009.

Index

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk during the normal course of business from changes in interest rates. The exposure to this risk is managed through a combination of normal operating and financing activities, which may include the use of derivative financial instruments. Currently, however, there are no such instruments outstanding.

Interest Rate Risk

We are subject to risk resulting from interest rate fluctuations. LIBOR is the rate upon which our variable rate debt is principally based. If LIBOR were to increase 1% for the full year of 2011 as compared to 2010, our losses would increase approximately $1.7 million based on our outstanding debt as of January 29, 2011.

Foreign Currency Exchange Risk

Since the sale of our foreign operations, we execute virtually all transactions in U.S. dollars. As such, we have only insignificant foreign exchange risk.

Index

Item 8. Financial Statements and Supplementary Data

Index

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share data)

	Fiscal Year Ended
	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009
Sales	$2,252.8	$2,679.9	$3,133.6
Other revenue	22.1	31.1	31.9
Total revenue	$2,274.9	$2,711.0	$3,165.5
Cost of merchandise sold (includes occupancy)	1,900.9	2,115.7	2,414.8
Gross margin	374.0	595.3	750.7
Selling, general and administrative expenses	589.0	678.9	812.1
Goodwill impairment	—	—	40.3
Gain on sale of seasonal kiosk assets	(8.3)	—	—
Asset impairments and other write-downs	89.7	15.4	57.1
Operating loss	(296.4)	(99.0)	(158.8)
Interest expense	33.4	24.1	45.4
Warrant/put expense (income)	(30.8)	20.7	(40.1)
Total interest expense	2.6	44.8	5.3
Loss before income tax	(299.0)	(143.8)	(164.1)
Income tax provision (benefit)	1.3	(31.3)	28.0
Loss from continuing operations	$(300.3)	$(112.5)	$(192.1)
(Loss) income from operations of discontinued operations (net of income tax benefit (expense) of $0.4, $(1.8), and $(1.3), respectively)	(2.2)	2.3	5.7
Gain (loss) from disposal of discontinued operations (net of income tax benefit of $0, $0, and $3.1, respectively)	3.5	0.8	(0.3)
Gain from discontinued operations (net of tax)	1.3	3.1	5.4
Net loss	$(299.0)	$(109.4)	$(186.7)

Loss per common share data (Note 3)
Loss from continuing operations per common share	$(4.39)	$(1.87)	$(3.19)
Gain from discontinued operations per common share	$0.02	$0.05	$0.09
Net loss per common share	$(4.37)	$(1.82)	$(3.10)
Weighted-average common shares outstanding (in millions)	68.4	60.1	60.2

See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share amounts)

	Fiscal Year Ended
	Jan. 29, 2011	Jan. 30, 2010
Assets
Current assets:
Cash and cash equivalents	$24.7	$17.9
Merchandise inventories	638.5	854.1
Accounts receivable and other current assets	55.4	66.1
Deferred income taxes	—	1.1
Current assets of discontinued operations	—	39.5
Total current assets	718.6	978.7
Property and equipment, net	215.8	372.8
Other assets	30.3	34.0
Deferred income taxes	—	1.9
Non-current assets of discontinued operations	—	28.2
Total assets	$964.7	$1,415.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings and current portion of long-term debt	$216.7	$275.4
Trade accounts payable	344.8	345.1
Accrued payroll and other liabilities	241.2	252.3
Taxes, including income taxes	33.6	32.4
Current liabilities of discontinued operations	—	12.9
Total current liabilities	836.3	918.1
Long-term debt	1.2	6.6
Other long-term liabilities	280.9	325.6
Long-term liabilities of discontinued operations	—	7.0
Total liabilities	1,118.4	1,257.3
Stockholders’ (deficit) equity:
Common stock, 300,000,000 shares authorized; 72,063,537 and 59,869,384 shares issued and outstanding at January 29, 2011 and January 30, 2010, respectively	188.6	187.2
Accumulated other comprehensive income	—	16.7
Retained deficit	(342.3)	(45.6)
Total stockholders’ equity (deficit)	(153.7)	158.3
Total liabilities and stockholders’ equity (deficit)	$964.7	$1,415.6

See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Fiscal Year Ended
	Jan. 31, 2011	Jan. 30, 2010	Jan. 31, 2009
Cash provided by:
Net loss	$(299.0)	$(109.4)	$(186.7)
Net gain from discontinued operations	1.3	3.1	5.4
Loss from continuing operations	(300.3)	(112.5)	(192.1)
Operations
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation	77.8	93.9	101.9
Loss on disposal of assets	1.1	3.6	1.7
Stock-based compensation cost (income)	1.3	(0.3)	3.0
(Decrease) increase in warrant liability	(33.1)	8.8	0.8
(Decrease) increase in deferred income taxes	3.0	(3.9)	34.7
Decrease in other long-term assets	23.8	0.1	23.5
Decrease in other long-term liabilities	(32.2)	(25.5)	(17.7)
Goodwill impairment	—	—	40.3
Write-off of intangible asset	—	16.2	—
Asset impairments and other write-downs	89.7	15.4	57.1
Amortization of term loan discounts	2.7	3.7	—
Cash provided by (used for) current assets and current liabilities:
Decrease in inventories	215.6	40.7	327.3
Decrease in accounts receivable	4.0	9.0	10.4
Decrease in prepaid expenses	7.5	1.0	10.4
Decrease in accounts payable	(0.3)	(2.0)	(160.8)
Increase in taxes payable	1.2	7.8	20.0
Decrease in accrued payroll and other liabilities	(10.1)	(23.7)	(29.4)
Net cash provided by operating activities of continuing operations	51.7	32.3	231.1
Investing
Capital expenditures	(18.8)	(11.4)	(69.9)
Proceeds from the sale of discontinued operations	31.2	—	97.3
Net cash provided by (used for) investing activities of continuing operations	12.4	(11.4)	27.4
Financing
Net repayment of credit facility	(63.8)	(54.5)	(260.6)
Proceeds from the issuance of term loan	90.0	—	—
Repayment of (funding from) prior term loan	(42.5)	—	42.5
Issuance of long-term debt	—	—	1.2
Deferred financing costs	(24.8)	—	—
Repayment of short-term term loan	(41.2)	—	—
Repayment of long-term debt	—	—	(1.4)
Repayment of long-term capital lease obligations	(1.2)	(1.2)	(0.4)
Issuance of common stock	0.4	0.1	(0.4)
Equity transaction	25.0	—	—
Repurchase of common stock	—	—	(0.2)
Proceeds from the excess tax benefit of options exercised	—	—	0.5
Payment of cash dividends	—	—	(6.5)
Net cash used for financing activities of continuing operations	(58.1)	(55.6)	(225.3)
Net cash provided by (used for) operating activities of discontinued operations	4.4	15.5	(15.2)
Net cash used for investing activities of discontinued operations	(4.5)	(6.5)	(13.6)
Net cash provided by (used for) financing activities of discontinued operations	1.3	(0.3)	(1.1)
Effect of exchange rates on cash and cash equivalents of discontinued operations	(0.4)	0.3	1.9
Net cash provided by (used for) discontinued operations	0.8	9.0	(28.0)
Net increase (decrease) in cash and cash equivalents	6.8	(25.7)	5.2
Cash and cash equivalents at beginning of year	17.9	43.6	38.4
Cash and cash equivalents at end of year	$24.7	$17.9	$43.6
Supplemental cash flow disclosures:
Interest paid	$24.3	$16.6	$29.1
Net income taxes received	$1.2	$45.4	$38.3

See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in millions except share amounts)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount	(Loss)	(Deficit)	Total
Balance at February 2, 2008	58,794,224	$186.2	$42.4	$250.5	$479.1
Net loss	—	—	—	(186.7)	(186.7)
Discontinued operations currency translation adjustment	—	—	(17.1)	—	(17.1)
Foreign currency translation adjustments	—	—	(13.4)	—	(13.4)
Comprehensive income	—	—	—	—	(217.2)
Issuance of common stock	1,787,776	0.9	—	—	0.9
Repurchase and retirement of common stock	(678,768)	(0.2)	—	—	(0.2)
Tax benefit of equity compensation	—	0.5	—	—	0.5
Balance at January 31, 2009	59,903,232	$187.4	$11.9	$63.8	$263.1
Net loss	—	—	—	(109.4)	(109.4)
Foreign currency translation adjustments	—	—	4.8	—	4.8
Comprehensive income	—	—	—	—	(104.6)
Issuance of common stock	908,210	3.1	—	—	3.1
Repurchase and retirement of common stock	(942,058)	(3.3)	—	—	(3.3)
Balance at January 30, 2010	59,869,384	$187.2	$16.7	$(45.6)	$158.3
Net loss	—	—		(299.0)	(299.0)
Discontinued operations currency translation adjustments	—	—	(16.7)	—	(16.7)
Comprehensive income	—	—	—	—	(315.7)
Deconsolidation of VIEs	—	(0.3)	—	2.3	2.0
Equity transaction	11,111,111	—	—	—	—
Issuance of common stock	1,541,763	3.3	—	—	3.3
Repurchase and retirement of common stock	(458,721)	(1.6)	—	—	(1.6)
Balance at January 29, 2011	72,063,537	$188.6	$0.0	$(342.3)	$(153.7)

See accompanying notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Borders Group, Inc., through our subsidiaries (individually and collectively, “we,” “our” or the “Company”) including Borders, Inc. (“Borders”), is an operator of book, music and movie superstores and mall-based bookstores. As of January 29, 2011, we operated 489 superstores under the Borders name, including 486 in the United States and three in Puerto Rico. We also operated 126 mall-based and other small format bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names, as well as 27 Borders-branded airport stores. In February 2011, we initiated a store reduction plan to close 226 underperforming superstores. We expect that this plan will be substantially complete by the end of May 2011.

In addition, we operate a proprietary e-commerce Web site, www.Borders.com.

We are organized based upon a single reportable segment, pursuant to the provisions of Accounting Standards Codification Topic 280, “Segment Reporting” (“ASC 280”). Previously, our reportable segments consisted of Borders, Waldenbooks, International, and Corporate. As a result of the disposition of our remaining international business, and the organizational, legal, and reporting assimilation of Waldenbooks into Borders, we no longer have multiple reportable segments.

Chapter 11 Filing: On February 16, 2011 (the “Petition Date”), Borders Group, Inc., Borders, Inc. and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 11-10614(MG) under the caption “In re Borders Group, Inc., et al.” The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our international franchised operations are not included in the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of curtailed customer spending, increasing industry competition and an anticipated lack of sufficient liquidity, including trade credit provided by our vendors, to permit us to pursue our business strategy to position the Borders brand successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, our goal is the development and implementation of a plan of reorganization that meets the standards for confirmation of the Bankruptcy Code. However, we may ultimately determine that it is in the best interests of the Debtors' Chapter 11 estates to sell all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a Chapter 11 plan providing for such a sale or other arrangement, including liquidation. Confirmation of a Chapter 11 plan or other arrangement could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or the effect of any operational changes that may be implemented.

On February 16, 2011, the New York Stock Exchange (the “NYSE”) suspended trading in our common stock following our announcement of the commencement of the Chapter 11 Cases. On March 9, 2011, the NYSE formally notified the Securities and Exchange Commission of the delisting of our common stock.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The results of Paperchase Products Limited, as well as subsidiaries through which we had previously operated bookstores in Ireland, the United Kingdom, Australia, New Zealand, and Singapore, are presented as discontinued operations for all periods presented.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include long lived assets, inventory, reserves associated with exit activities, self-insured liabilities, liabilities for lease guarantees of disposed foreign businesses, gift cards, and income taxes. Actual results could differ from those estimates.

Index

Fiscal Year: Our fiscal year ends on the Saturday closest to the last day of January. Fiscal 2010 consisted of 52 weeks and ended on January 29, 2011. Fiscal 2009 consisted of 52 weeks and ended on January 30, 2010. Fiscal 2008 consisted of 52 weeks and ended on January 31, 2009. References herein to years are to our fiscal years.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Inventories: Merchandise inventories are valued on a first-in, first-out (“FIFO”) basis at the lower of cost or market using the retail inventory method. The Company includes certain distribution and other expenses in its inventory costs, totaling $40.5, $62.9 and $75.0 as of January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

The carrying value of our inventory is affected by reserves for shrinkage (i.e., physical loss due to theft, etc.) and markdowns. Our shrinkage reserve represents anticipated physical inventory losses that have occurred since the last physical inventory date. Our reserve for the markdown of inventories below cost is based on our estimates of disposal method, inventory aging, customer demand, and the promotional environment. We account for inventory markdowns in a manner that creates a new cost basis for the applicable inventory as set forth in Accounting Standards Codification Topic 330, “Inventory” (“ASC 330”). As such, write-downs of inventories are not restored if market value recovers prior to sale or disposition.

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

The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such reviews for recoverability, we compare the assets’ undiscounted expected future cash flows to their carrying values. If the expected future cash flows are less than the carrying amount of the assets, we recognize an impairment loss for the difference between the carrying amount and the estimated fair value. Expected future cash flows, which are estimated over the assets’ remaining useful lives, contain estimates of sales and the impact those future sales will have upon cash flows. For stores anticipated to operate through the end of their lease lives, future sales are estimated based, in part, upon a projection of each store’s sales trend based on the actual sales of the past several years. Additionally, each store’s future cash contribution is based upon the most recent year’s actual cash contribution, but is adjusted based upon projected trends in sales and store operating costs. For stores expected to close prior to the end of their lease lives, we utilize cash flow assumptions consistent with the anticipated method of liquidating inventory in such stores. Our estimates of fair value are based on Level 3 inputs, which are described above. These inputs are considered unobservable, which is the definition of Level 3 inputs under the guidance of Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

Leases: All leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification Topic 840, “Leases” (“ASC 840”). We use our incremental borrowing rate in the assessment of lease classification, and define initial lease term to include the construction build-out period, but to exclude lease extension period(s). We conduct operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent liability, under “Other long-term liabilities” on our consolidated balance sheets, totaling $115.7 and $120.8 as of January 29, 2011 and January 30, 2010, respectively.

Landlord Allowances: We classify landlord allowances as deferred rent liabilities, under “Other long-term liabilities” on our consolidated balance sheets, totaling $76.8 and $90.2 as of January 29, 2011 and January 30, 2010, respectively, and as an operating activity on our consolidated statements of cash flows. Also, we amortize landlord allowances over the life of the initial lease term, and classify this amortization as a reduction of occupancy expense, included as a component of “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

Financial Instruments: The recorded values of our financial instruments, which include accounts receivable, accounts payable and indebtedness, approximate their fair values.

Index

Pursuant to the provisions of Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”), we recognize the fair value of derivatives on the consolidated balance sheets when applicable.

Accumulated Other Comprehensive Income: Accumulated other comprehensive income includes exchange rate fluctuations. Disclosure of comprehensive income is incorporated into the consolidated statements of stockholders’ equity for all years presented. Accumulated other comprehensive income represents $0 and $16.7 for cumulative exchange rate fluctuations as of January 29, 2011 and January 30, 2010, respectively.

Revenue: Revenue is recognized, net of estimated returns, at the point of sale. Revenue excludes sales taxes and any value-added taxes.

Sales by merchandise category are as follows:

Sales	2010	2009	2008
Books	$1,581.8	$1,729.7	$2,001.8
Music	74.4	123.4	182.5
Video	92.1	125.8	188.0
Gifts and stationery	149.5	163.9	175.4
Other	355.0	537.1	585.9
Total sales	$2,252.8	$2,679.9	$3,133.6

Closing Costs: Pursuant to the provisions of Accounting Standards Codification Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”), the Company expenses when incurred all amounts related to the discontinuance of operations of stores identified for closure. When we vacate stores and other locations prior to the expiration of the related lease, we record a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected sublease rental income. This liability is recorded on the date that we cease to use the leased property.

Borders Rewards: We offer our customers a choice of loyalty programs. The Borders Rewards program, to which membership is free, entitles customers to merchandise discounts and the ability to earn “Borders Bucks,” which can be redeemed at a later time for merchandise. The Borders Rewards Plus program requires an annual $20 membership fee, but allows customers to receive additional discounts off most purchases, in addition to the ability to earn Borders Bucks.

Members earn Borders Bucks in increments of $5 for the first cumulative $150 they spend on qualifying purchases in a calendar year in any of our stores nationwide, and earn an additional increment of $5 for each subsequent cumulative $100 spent on qualifying purchases in the same calendar year. Borders Bucks are awarded to members on the first of the month following the month they reach the qualifying spend level, and they expire on the last day of the month of receipt. We accrue the cost of Borders Bucks as they are earned by members, less an assumed breakage rate for those Bucks not expected to be awarded or redeemed, and recognize this cost as a component of “Cost of merchandise sold (includes occupancy)” on our consolidated statements of operations. The breakage rate is determined by historical redemption experience.

We defer revenue recognition of the $20 annual membership fee paid by Borders Rewards Plus members during the period the fee is fully refundable, and categorize this liability as a component of “Accrued payroll and other liabilities” in our consolidated balance sheets. Utilizing historical customer spending patterns, we recognize membership revenue over the non-refundable membership period as a component of “Other revenue” in our consolidated statements of operations.

The following table summarizes Borders Rewards Plus membership deferred revenue activity since the launch of the program in the third quarter of 2010:

2010
Beginning balance	$—
Enrollment proceeds	24.2
Refunds	(0.1)
Revenue recognized	(2.2)
Ending balance	$21.9

Index

As of January 29, 2011, refundable obligations related to Borders Rewards Plus memberships totaled $14.6.

Gift Cards: We sell gift cards to our customers and record a liability for the face value of all certificates issued and unredeemed within the last 12 months. For unredeemed certificates older than 12 months, we adjust the related liability to represent only that amount expected to be redeemed. We recognize the income related to this adjustment as a component of “Other revenue” in our consolidated statements of operations, totaling $9.1 in 2010, $10.6 in 2009, and $9.6 in 2008. We have included the liability for gift cards as a component of “Accrued payroll and other liabilities” on our consolidated balance sheets, totaling $100.7 and $115.5 as of January 29, 2011 and January 30, 2010, respectively.

We recognize income from unredeemed gift cards when the likelihood of the cards being redeemed is remote, which begins when unredeemed cards reach 13 months past their issuance date. Income is then recognized in proportion to anticipated redemption patterns over a three year period. No income is recognized on unredeemed gift cards that have been issued within the past 12 months. Our gift cards do not have expiration dates.

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

Advertising Costs: We expense advertising costs as incurred and recorded approximately $35.0, $22.5, and $26.4 of gross advertising expenses in 2010, 2009, and 2008, respectively.

We receive payments and credits from vendors pursuant to co-operative advertising programs, shared markdown programs, purchase volume incentive programs and magazine slotting programs.

Pursuant to co-operative advertising programs offered by vendors, we contract with vendors to promote merchandise for specified time periods. Vendor consideration, which represents a reimbursement of specific, incremental, identifiable costs, is included in the “Selling, general and administrative expense” in our consolidated statements of operations, along with the related costs, in the period the promotion takes place. As a percentage of gross advertising expenses, such consideration totaled approximately (67.2%), (85.2%), and (84.1%) in 2010, 2009, and 2008, respectively. Consideration that exceeds such costs is classified as a reduction of the “Cost of merchandise sold (includes occupancy)” line on the consolidated statements of operations. Additionally, we recorded $1.1 and $2.3 of vendor consideration as a reduction to our inventory balance at January 29, 2011 and January 30, 2010, respectively.

We also receive credits from vendors pursuant to shared markdown programs, purchase volume programs, and magazine slotting programs. Credits received pursuant to these programs are classified as the “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations, and are recognized upon certain product volume thresholds being met or product placements occurring.

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

Index

Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance. We record a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the assets will not be realized.

Equity-Based Compensation: We account for equity-based compensation in accordance with the provisions of Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”). We record compensation cost for equity-based compensation in the “Selling, general and administrative expense” of our consolidated statements of operations.

New Accounting Guidance: In January 2010, the FASB issued ASC 820, a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended May 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the consolidated financial statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — CHAPTER 11 PLAN

Operation and Implication of the Chapter 11 Cases

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although commencement of the Chapter 11 Cases triggered defaults on substantially all of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under a Chapter 11 plan. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a confirmed Chapter 11 plan or other arrangement may materially change the amounts and classifications in our consolidated financial statements.

Subsequent to the Petition Date, we received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages and benefits, taxes, certain customer programs and certain distribution network vendors. We are paying, and intend to continue paying, claims arising after the Petition Date in the ordinary course of business. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise us in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support our positions on matters to be presented to the Bankruptcy Court in the future or on any Chapter 11 plan, once proposed.

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Index

Chapter 11 Plan

In order for us to emerge successfully from the Chapter 11 Cases, we must obtain the Bankruptcy Court’s approval of a Chapter 11 plan, which will enable us to transition from the Chapter 11 Cases into ordinary course operations outside of bankruptcy. In connection with a Chapter 11 plan, we also may require a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases. A Chapter 11 plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed.

Although our goal is to file a plan of reorganization, we may determine that it is in the best interests of the Debtors’ Chapter 11 estates to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a Chapter 11 plan providing for such a sale or other arrangement, including liquidation. We are currently evaluating all potential options at this time and have not made a final determination as to the appropriate course of action.

We intend to propose a Chapter 11 plan on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed Chapter 11 plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of our existing equity and debt holders, and certain corporate governance and administrative matters pertaining to our reorganized company. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed Chapter 11 plan from the Bankruptcy Court or that our proposed plan will be accepted by the lenders under our DIP Credit Agreement, in which instance the lenders have the right to terminate the DIP Credit Agreement.

Going Concern

We incurred a net loss for the fiscal year ended January 29, 2011 and had negative working capital and a stockholders’ deficit as of January 29, 2011. To improve our performance and address the competitive challenges within our industry, we have developed a strategic plan for the ongoing operation of our business. Successful implementation of our plan, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of our Chapter 11 plan and our ability to successfully implement our plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, our Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

NOTE 3 — WEIGHTED-AVERAGE SHARES OUTSTANDING

Weighted-average shares outstanding are calculated as follows (thousands):

	2010	2009	2008
Weighted-average common shares outstanding — basic	68,380	60,058	60,212
Dilutive effect of employee stock options, restricted shares and warrants	—	—	—
Weighted-average common shares outstanding — diluted	68,380	60,058	60,212

Unexercised employee stock options and unvested restricted share units to purchase 3.9 million, 3.4 million and 4.5 million common shares as of January 29, 2011, January 30, 2010, and January 31, 2009, respectively, were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive, due to the Company generating losses in each of the respective fiscal years.

We also have unexercised warrants which were issued to Pershing Square to purchase 25.9 million, 14.7 million and 14.7 million common shares outstanding as of January 29, 2011, January 30, 2010, and January 31, 2009, respectively. We also have unexercised warrants which were issued to an entity controlled by Bennett S. LeBow to purchase approximately 35.1 million common shares outstanding as of January 29, 2011.  These shares were not included in the weighted-average shares outstanding calculation because to do so would have been antidilutive.

Index

NOTE 4 — GOODWILL IMPAIRMENT

Pursuant to the provisions of Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), our goodwill was tested for impairment annually (or more frequently if impairment indicators arose).

As a result of our annual test on January 31, 2009, all of the goodwill of our continuing operations was impaired, and we recorded a resulting charge of $40.3 in the fourth quarter of 2008. This impairment was primarily the result of a decrease in fair value due to the material decline in our market capitalization during the fourth quarter of 2008.

The charge is categorized as “Goodwill impairment” on our consolidated statements of operations.

NOTE 5 — ASSET IMPAIRMENTS AND OTHER WRITE-DOWNS

Asset Impairments: In accordance with the provisions of Accounting Standards Codification Topic 360, “Property, Plant, and Equipment” (“ASC 360”), we evaluate the carrying values of long-lived assets whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. When an indicator of impairment is present, we evaluate the recoverability of the affected assets.

Our continued sales declines and operating losses in 2010, particularly in the fourth quarter, represented indicators of impairment, among other factors. Therefore, we evaluated the recoverability of all long-lived assets at the end of the fourth quarter of 2010, and as a result, recorded a charge of $89.7 related to our stores. Similar impairment indicators existed in fiscal 2009 and 2008, resulting in impairment charges of $15.4 and $53.5, respectively. These charges are categorized as “Asset impairments and other write-downs” in our consolidated statements of operations.

The outcome of the Chapter 11 bankruptcy proceedings as well as the operating performance of the remaining stores could result in significant additional asset impairments.

Inventory Markdowns: During the fourth quarter of 2010, and based on subsequent store-closing arrangements, we determined that the closure of 226 superstores was likely, and that the inventory of those stores would be sold to liquidators rather than being returned to vendors or sold directly to customers. As a result, we reduced the value of our inventory to reflect an anticipated recovery value less than cost. This charge totaled $69.2 and is categorized in “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

During the fourth quarter of 2009, we identified approximately $10.3 of revisions to inventory recorded in prior years. The revisions were recorded in the fourth quarter of 2009 and are categorized as “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations. They were not material to our financial statements.

Store Closings: In accordance with the provisions of Accounting Standards Codification Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”), we expense when incurred all amounts related to the discontinuance of operations of facilities identified for closure. These expenses typically pertain to occupancy costs, inventory markdowns, asset impairments, and store payroll and other costs. Prior to our Chapter 11 filing, the inventory of our closing stores was either returned to vendors or marked down and sold. Leasehold improvements, furniture, fixtures and equipment were generally discarded or sold for nominal amounts.

Index

Borders superstores closed during 2010 averaged approximately 28 employees per store and small format stores closed during 2010 averaged approximately 8 employees per store, who have been or will be displaced by the closures, with a portion being transferred to other superstores or small format stores locations. Those employees not transferred are eligible for involuntary termination benefits. The total amount of these benefits for the stores closed in 2010 is approximately $0.7.

During 2010, we recorded a $10.2 charge for the costs related to our 2010 store closures, which included $1.8 of expense related to inventory markdowns and $6.4 of expense related to occupancy items. The remainder of the charges consisted primarily of asset disposals and costs to close the stores.

During 2009, we recorded an $11.0 charge for the closing costs of our stores, which included $1.1 of income related to occupancy items, $4.2 of inventory write-offs and $3.9 of expense related to asset disposals. The remainder of the charges consisted primarily of costs to close the stores.

During 2008, we recorded a $4.9 charge for the closing costs of our stores, of which $1.3 were occupancy costs. The non-occupancy charge consisted primarily of asset impairments.

Asset impairment costs related to store closings are categorized as “Asset impairments and other write-downs,” inventory write-offs and occupancy costs are categorized as “Cost of merchandise sold (includes occupancy),” and involuntary termination benefits and other costs are categorized as “Selling, general and administrative expenses” on our consolidated statements of operations.

The following table summarizes our facility closure reserve recorded in accordance with ASC 420:

	2010	2009
Beginning reserve balance	$17.7	$25.6
Current period charge	10.9	3.9
Current period reserve adjustment	(0.4)	(3.5)
Current period cash payments	(7.9)	(8.3)
Ending reserve balance	$20.3	$17.7

The charge taken during 2010 was primarily due to the closure of 45 stores during the year. The reserve adjustment recorded during 2010 resulted from the termination of store leases earlier than originally anticipated.

The charge taken during 2009 was primarily due the closure of 212 small format stores during the year. The reserve adjustment recorded during 2009 resulted from the termination of store leases earlier than originally anticipated.

The following table summarizes the sales and operating loss for stores closed in each of the following fiscal years:

	2010	2009	2008
Sales	$86.0	$168.9	$86.3
Operating loss	(10.8)	(11.2)	(8.3)

NOTE 6 — COSTS ASSOCIATED WITH TURNAROUND EFFORT

Over the past three years we have worked to return our business to profitability. This effort included exploring strategic alternatives for our business, including the possible sale of some or all of our business, expense reduction initiatives, supply chain reengineering, management consolidation and staff reductions in our corporate office and in our stores, as well as a reduction in costs associated with remerchandising our stores.

A summary of the costs associated with our turnaround effort follows:

	2010	2009	2008
Consulting and legal fees	$9.4	$6.0	$11.2
Severance costs	8.2	6.7	16.4
Retention costs	0.9	0.3	2.3
Multimedia inventory reduction costs, including accelerated depreciation costs	—	11.3	—
Music inventory markdowns	—	—	6.5
Total	$18.5	$24.3	$36.4

Index

The charge related to music inventory markdowns is categorized as “Cost of merchandise sold (includes occupancy)” on our consolidated statements of operations. The multimedia inventory reduction costs are categorized partially as “Cost of merchandise sold (includes occupancy)” and partially as “Selling, general and administrative expenses” on our consolidated statements of operations. All other charges are categorized as “Selling, general and administrative expenses.”

Subsequent to January 29, 2011, we have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Property and equipment	2010	2009
Buildings	$—	$6.3
Leasehold improvements	502.7	532.7
Furniture and fixtures	720.7	773.8
Construction in progress	1.2	4.2
Property and equipment, gross	1,224.6	1,317.0
Less — accumulated depreciation and amortization	(1,008.8)	(944.2)
Property and equipment, net	$215.8	$372.8

NOTE 8 — INCOME TAXES

The income tax provision (benefit) from continuing operations consists of the following:

Current	2010	2009	2008
Federal	$1.4	$(28.0)	$(12.4)
State and local	(0.1)	(3.3)	0.3
Foreign	—	—	—
Deferred
Federal	—	—	31.4
State and local	—	—	8.7
Foreign	—	—	—
Total income tax provision (benefit)	$1.3	$(31.3)	$28.0

A reconciliation of the federal statutory rate to our effective tax rate follows:

	2010	2009	2008
Federal statutory rate	$(104.6)	$(50.3)	$(57.4)
State and local taxes, net of federal tax benefit	(0.1)	0.4	0.2
Increase in valuation allowance	117.3	15.4	85.4
Non-deductible goodwill impairment	—	—	14.1
Expiration of put option	—	4.1	—
(Income) expense from stock warrant remeasure	(10.8)	1.6	(14.0)
Other	(0.5)	(2.5)	(0.3)
Total income tax provision (benefit)	$1.3	$(31.3)	$28.0

Deferred tax assets and liabilities resulted from the following:

Deferred tax assets	2010	2009
Accruals and other current liabilities	$16.1	$16.2
Inventory	9.5	—
Deferred revenue	15.9	9.3
Other long-term liabilities	13.9	13.8
Deferred compensation	3.4	3.2
Deferred rent	23.1	53.2
State deferred tax assets, net of federal effect	6.5	2.9
Foreign deferred tax assets	5.0	—
Asset impairments and other write-downs	49.5	28.8
Capital loss carryforward	18.8	19.6
Net operating loss carryforward	140.7	69.3
Tax credit carryforwards	2.6	2.1
Total deferred tax assets	305.0	218.4
Less: valuation allowance	(279.2)	(139.8)
Net deferred tax assets	25.8	78.6

Deferred tax liabilities
Inventory	—	9.0
Property and equipment	25.8	69.6
Foreign deferred tax liabilities	—	—
Total deferred tax liabilities	25.8	78.6

Net deferred tax assets (liabilities)	$—	$—

Index

We have a federal gross net operating loss (“NOL”) carryforward of $319.2, of which $152.8 can be carried forward through 2029 and $166.4 can be carried forward through 2030, state apportioned NOL carryforwards of $321.2, which can be carried forward from 1 to 20 years depending on the taxing jurisdiction, and a federal gross capital loss carryforward of $53.6, which can be carried forward through 2012. We also have gross foreign tax NOL carryforwards from continuing operations in Puerto Rico totaling $9.5 as of January 29, 2011, $7.3 as of January 30, 2010, and $6.8 as of January 31, 2009, which have a carryforward period of 7 years. We have recorded a full valuation allowance against the tax effect of both our domestic and foreign carryforwards and net deferred tax assets, as it is more-likely-than-not that a future benefit from these assets will not be realized.

Section 382 of the Internal Revenue Code (“Section 382”) places a limitation on the amount of taxable income which can be offset by a net operating loss carryforward and other credit carryforwards after a change in control. In general, a change in control occurs when the ownership of certain shareholders or public groups in the stock of a corporation increase by more than 50 percentage points over a three-year period. Under Section 382, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 limitation. We do not believe that there are triggering events relating to Section 382 as of January 29, 2011.

We evaluate our deferred income tax assets and liabilities quarterly to determine whether or not a valuation allowance is necessary. During the third quarter of 2008, we recorded a full valuation allowance against our domestic net deferred tax assets, as we determined that it was more-likely-than-not that a future benefit would not be realized from these assets. This determination was based upon several negative factors, including our being in a three-year cumulative loss position as of the end of the third quarter. This position has not changed as of January 29, 2011 as we do not have sufficient positive evidence to support that a valuation allowance is not needed and we are still in a three-year cumulative loss. Should conditions improve to the extent that we generate future taxable income of the appropriate character within the loss carryforward period, we would then be able to reverse some or all of this valuation allowance, resulting in an income tax benefit.

Consolidated domestic loss from continuing operations before taxes was $296.7 in 2010, $143.0 in 2009, and $159.8 in 2008. The corresponding amounts for foreign operations were $2.3 in 2010, $0.8 in 2009, and $4.3 in 2008.

With respect to our other foreign companies, we have disposed of our foreign operations outside of Puerto Rico and have no cumulative foreign earnings.

Our unrecognized tax benefits totaled $22.9 as of January 29, 2011 and $23.3 as of January 30, 2010. The decrease in the liability for income taxes associated with uncertain tax positions of $0.4 primarily relates to the favorable impact of audit activity and statute of limitation expirations, partially offset by recognizing the unfavorable impact of certain foreign positions. The associated unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $20.2 as of January 29, 2011.

The following table summarizes the total amount of unrecognized tax benefits for 2010, 2009 and 2008:

	2010	2009	2008
Beginning balance	$23.3	$23.5	$21.2
Additions to tax positions related to current year	—	1.6	5.0
Additions to tax positions related to prior years	0.4	2.2	2.0
Reductions to tax positions related to prior years	(0.5)	(3.3)	(3.7)
Reductions to tax positions related to settlements with tax authorities	—	(0.2)	(0.2)
Reductions to tax positions related to lapse of statutory limitations	(0.3)	(0.5)	(0.8)
Ending balance	$22.9	$23.3	$23.5

Index

Increases or decreases to these unrecognized tax benefits that are reasonably possible in the next 12 months are not expected to be significant.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We recognized net tax expense for tax related interest and penalties of $1.2 for year ended January 29, 2011, $0.7 for year ended January 30, 2010, and $0.3 for the year ended January 31, 2009 in the consolidated statement of operations. We recognized a gross liability for the payment of tax related interest and penalties of $9.9 for year ended January 29, 2011, $8.7 for year ended January 30, 2010, and $8.0 for year ended January 31, 2009 in our consolidated balance sheet.

A number of our tax returns remain subject to examination by taxing authorities. These include federal returns from 2003 through 2009, tax returns in certain states for 1996 through 2009, and tax returns in certain foreign jurisdictions for 2004 through 2009. For federal purposes, tax returns from earlier years were reopened to examination as a result of the filing of net operating loss carryback claims to recover taxes paid in 2003, 2004 and 2005.

NOTE 9 — CONTINGENCIES

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

Certain states and private litigants have sought to impose sales or other tax collection efforts on out-of-jurisdiction companies that engage in e-commerce. From August 2001 through May 2008, we had agreements with Amazon.com, Inc. (“Amazon”) to operate Web sites utilizing the Borders.com and Waldenbooks.com URLs. These agreements contained mutual indemnification provisions, including provisions that define between the parties, the responsibilities with respect to any liabilities for sales, use and similar taxes, including penalties and interest, associated with products sold on the Web sites. The Company and Amazon have been named as defendants in an action filed by a private litigant on behalf of the state of Illinois under the State’s False Claims Act relating to the failure to collect use taxes on Internet sales in Illinois for periods both before and after the implementation of the Web site agreements. The Complaints seek judgments, jointly and severally, against the defendants for, among other things, injunctive relief, treble the amount of damages suffered by the state of Illinois as a result of the alleged violations of the defendants, penalties, costs and expenses, including legal fees. The complaint covers time periods both before and during the period that Amazon operated Borders.com, and the complaint contains broad allegations that cover both us and Amazon without specifying the total amount sought or the allocation of alleged responsibility between us and Amazon. Joint motions to dismiss the case based on common issues were filed by the defendants and have been denied. Amazon's individual motion to dismiss has been denied and the court has not to date acted on an individual motion to dismiss filed by the Company. We have not included any liability in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

Index

In January 2011, J.P. Morgan Securities LLC (“JPMS”) filed an action against us in the Supreme Court of the State of New York, New York County, alleging that we breached a professional services agreement with JPMS. The action seeks, among other damages, a fee alleged to be payable to JPMS in connection with the divestiture of our former subsidiary, Paperchase Products Limited. We have included a reserve in our consolidated financial statements in connection with this matter and have expensed as incurred all legal costs to date.

In addition to the matters described above, we are, from time to time, involved in or affected by other litigation incidental to the conduct of our businesses.

Notwithstanding the foregoing, the litigation matters described above have been stayed as a result of the filing of the Chapter 11 Cases. The matters will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.

NOTE 10 — DEBT AND EQUITY FINANCING

On February 16, 2011, we entered into a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”). Borrowings resulting from this agreement paid the outstanding principal and interest amounts in full on the Third Amended and Restated Revolving Credit Agreement (the "Pre-Petition Credit Agreement") and the Pre-Petition Term Loan described below. See “Note 17 – “Subsequent Events” for further discussion.

Pre-Petition Credit Facility: On March 31, 2010, we entered into a Third Amended and Restated Revolving Credit Agreement (the “Pre-Petition Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, under which the lenders committed to provide up to $970.5 in loans under a secured revolving credit facility (the “Pre-Petition Credit Facility”). The Pre-Petition Credit Agreement amended and restated our prior Second Amended and Restated Multicurrency Revolving Credit Agreement dated as of July 31, 2006, as amended (the “Prior Credit Agreement”).

The commitments of the lenders to provide the Pre-Petition Credit Facility were divided into an existing tranche set to mature on July 31, 2011 (the “Existing Tranche”) and an extended tranche set to mature on March 31, 2014 (the “Extended Tranche”). The aggregate commitments of the lenders were $970.5 through July 31, 2011 and $700.0 through March 31, 2014. The commitments by the lenders under the Pre-Petition Credit Facility were subject to borrowing base and availability restrictions.

The Pre-Petition Credit Facility was secured by a first priority security interest in substantially all of the inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Pre-Petition Credit Facility and a first priority pledge of equity interests in certain of our subsidiaries, and a second priority security interest in equity interests in certain of our other subsidiaries, intellectual property, equipment and certain other property.

Interest under the Pre-Petition Credit Facility accrued, at our election, at a base rate or LIBOR Rate, plus, in each case, an applicable margin, which was determined by reference to the level of availability as defined in the Pre-Petition Credit Agreement, with the applicable margin for LIBOR Rate loans ranging from 2.00% to 4.25% and the applicable margin for base rate loans ranging from 0.25% to 3.25%. In addition, commitment fees ranging from 0.25% to 0.75% (determined by reference to the level of usage under the Pre-Petition Credit Facility) were also payable on unused commitments. Letter of credit fees were payable on the maximum daily amount drawn under a letter of credit at a rate equal to the applicable margin for LIBOR Rate loans ranging from 1.00% to 4.25%. Lower applicable margins and fees were generally applicable to borrowings under the Existing Tranche, which was set to mature on July 31, 2011, than to borrowings under the Extended Tranche.

The Pre-Petition Credit Agreement limited our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square or its affiliates) or specified payments and merge or acquire or sell assets, among other things.

Pursuant to the Pre-Petition Credit Agreement, we were required to maintain a minimum excess availability equal to the greater of $50.0 or 10% of the lesser of the applicable borrowing base under the Pre-Petition Credit Facility and the loan commitment of the Pre-Petition Credit Facility. If any term loan was outstanding under the Pre-Petition Term Loan Facility, during December and January of each year we were obligated to increase the minimum excess availability by an amount equal to $35.0 minus the amount of any prepayments under the $80.0 tranche of the Pre-Petition Term Loan Facility. Through January 29, 2011, we made payments on the $80.0 tranche of the Pre-Petition Term Loan Facility totaling $31.2, reducing the additional seasonal minimum excess availability amount from $35.0 to $3.8.

Index

The Pre-Petition Credit Agreement contained customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Pre-Petition Credit Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Pre-Petition Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements. The Company believes that, as of January 29, 2011, it was in compliance with all covenants arising under the Pre-Petition Credit Agreement.

At January 29, 2011, the additional funding available under the Pre-Petition Credit Agreement, after taking into account the amount of our outstanding borrowings under the Pre-Petition Credit Agreement, was $154.2 before the minimum excess availability covenant, which as of January 29, 2011 was $53.8. After the minimum excess availability covenant, the funding available under the Pre-Petition Credit Agreement was $100.4.

We had borrowings outstanding under the Pre-Petition Credit Agreement or our prior Credit Agreement, as applicable, of $168.5, $232.3 and $286.7 at January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Pre-Petition Term Loan Agreement: On March 31, 2010, we entered into a Term Loan Agreement (the “Pre-Petition Term Loan Agreement”) with GA Capital LLC, as administrative agent, and other lenders, under which the lenders committed to provide a secured term loan facility (the “Pre-Petition Term Loan Facility”) comprised of an $80.0 tranche and a $10.0 tranche. At January 29, 2011, $48.8 was outstanding under the $80.0 tranche and $0 was outstanding under the $10.0 tranche.

The $48.8 outstanding under the $80.0 tranche was set to mature on March 31, 2014. Due to the sale of our former Paperchase subsidiary during the second quarter of 2010, we were obligated under the Pre-Petition Term Loan Agreement to prepay the Pre-Petition Term Loan Facility, without premium or penalty, with the first $25.0 of net proceeds from the sale and to apply the remainder of the proceeds from the sale to prepay the outstanding loans under the Pre-Petition Credit Facility.

The Pre-Petition Term Loan Facility was secured by (i) a first priority security interest in our ownership interests in Superstores, Kobo and Borders Direct, our intellectual property and that of certain subsidiaries, and the fixed assets of the borrowers and guarantors under the Pre-Petition Term Loan Facility and (ii) a second priority security interest in all of the collateral securing the Pre-Petition Credit Facility. The prepayments (other than the mandatory prepayment as a result of the sale of our former Paperchase subsidiary) that resulted in a reduction of the outstanding amount of the Pre-Petition Term Loan Facility to less than $50.0 resulted in the liens of the lenders under the Pre-Petition Term Loan Facility on our intellectual property being subordinated to the liens of the lenders under the Pre-Petition Credit Facility.

Interest under the Pre-Petition Term Loan Facility accrued at a LIBOR Rate as defined in the Pre-Petition Term Loan Agreement, plus 12.25%. The minimum LIBOR Rate under the Pre-Petition Term Loan Agreement is 2.5%.

The Pre-Petition Term Loan Agreement limited our ability to incur additional indebtedness, create liens, make investments, make restricted payments (including any required cash-out of the warrants issued to Pershing Square or its affiliates) or specified payments and merge or acquire or sell assets, among other things. The negative and affirmative covenants in the Pre-Petition Term Loan Agreement were substantially consistent with the covenants in the Pre-Petition Credit Agreement, subject in certain cases to differences that made the covenants in the Pre-Petition Term Loan Agreement less restrictive than the corresponding covenants in the Pre-Petition Credit Agreement, except that our ability to pay certain debt was limited. The Pre-Petition Term Loan Agreement did not include any financial covenants other than the excess availability requirements described above.

The Pre-Petition Term Loan Agreement contained customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change of control, cessation of business or the liquidation of material assets of the Pre-Petition Term Loan Facility parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Pre-Petition Term Loan Facility to constitute senior indebtedness under any subordinated indebtedness.

Index

We paid $4.5 as an original issue discount on the Pre-Petition Term Loan Agreement borrowings upon completion of the Pre-Petition Term Loan Agreement, which is being amortized to interest expense over the life of the respective tranches of the Pre-Petition Term Loan Agreement using the effective interest method. At January 29, 2011, the remaining discount was $2.0.

Pershing Square Term Loan: On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds, consisting in part of a $42.5 senior secured term loan, which was repaid on March 31, 2010.

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

The Securities Purchase Agreement between the Purchaser and the Company required the Company to take all actions within its power to elect two directors designated by the Purchaser to the Company’s nine-member Board of Directors. Effective as of May 21, 2010, Bennett S. LeBow and Howard M. Lorber were named directors of the Company, and Mr. LeBow was named the Chairman of the Board of Directors.

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

The Purchaser’s director designation and approval rights will terminate at such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares), excluding for this purpose shares that the Purchaser is entitled to acquire pursuant to the exercise of the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement. Further, until the earlier of the second anniversary of the initial closing date and such time as the Purchaser beneficially owns less than 5,555,555 shares of common stock (as adjusted for stock splits, stock dividends, subdivisions and combinations of shares, and including the shares underlying the warrants issued to the Purchaser pursuant to the Securities Purchase Agreement) (the “Restricted Period”), the Purchaser will be required to vote all of the shares of common stock beneficially owned by the Purchaser in favor of the director nominees recommended by the Company’s Board of Directors.

The Securities Purchase Agreement also includes a standstill provision that prohibits the Purchaser, subject to certain exceptions, from (i) acquiring additional shares of the Company’s common stock or other equity securities if the acquisition would result in a change in control of the Company as defined under the Company’s senior credit agreements and (ii) engaging in the solicitation of proxies or taking certain other actions with respect to the control or influence of the Company’s Board of Directors, management, policies or affairs. The standstill provisions, other than the restrictions on acquisitions of common stock, are applicable during the Restricted Period. After the Restricted Period, the Purchaser will be permitted to acquire additional shares of common stock or other securities of the Company (i) pursuant to a transaction that, if consummated, would result in the acquisition of 100% of the Company’s fully-diluted shares or (ii) if the acquisition does not result in a change in control of the Company as defined under the Company’s senior credit agreements.

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

Upon adoption on January 31, 2010 of FASB Statement 167, Amendments to FASB Interpretation No.46 (R), primarily codified into Accounting Standards Codification Topic 810, “Consolidation” (“ASC 810”), we determined we are not the primary beneficiary of the VIEs under the revised guidance as we do not have power to direct the activities of the VIEs. As a result, we deconsolidated the VIEs on January 31, 2010 and recorded a non-cash gain of $2.3, categorized as a cumulative effect adjustment to retained earnings during the first quarter of 2010.

Index

NOTE 11 — LEASES

Operating Leases: We conduct operations in leased facilities. Superstore leases generally have an initial term of 15 to 20 years with multiple three- to five-year renewal options which allow us the option to extend the life of the leases up to 25 years beyond the initial noncancellable term. Small format store leases generally have terms of 1 to 1.5 years and do not contain renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. Also, certain leases provide for the payment by the Company of executory costs (taxes, maintenance, and insurance).

Lease Commitments: A summary of future minimum lease payments and sublease payments to be received under operating leases follows:

	2011	2012	2013	2014	2015	Thereafter	Total
Future minimum lease payments	$263.5	$251.2	$239.8	$224.5	$208.2	$751.7	$1,938.9
Future sublease payments	(4.1)	(3.9)	(3.4)	(2.5)	(2.3)	(2.5)	(18.7)
Net future minimum lease payments	$259.4	$247.3	$236.4	$222.0	$205.9	$749.2	$1,920.2

The commitments above include the contractual lease payments for the 226 superstores identified to be closed as well as vacant facility leases rejected in bankruptcy. The amount of reductions related to these leases is $122.7 in 2011, $121.9 in 2012, $120.1 in 2013, $114.2 in 2014, $106.4 in 2015 and $402.7 thereafter.

Rental Expenses: A summary of operating lease minimum and percentage rental expense, excluding discontinued operations, follows:

	2010	2009	2008
Minimum rentals	$287.0	$306.5	$328.5
Percentage rentals	0.8	1.5	1.7
Total	$287.8	$308.0	$330.2

Capitalized Leases: We account for certain items under capital leases. Scheduled principal payments of capitalized leases as of January 29, 2011 total $1.2 in 2011, $0.8 in 2012, $0.4 in 2013, $0 in 2014, and in the aggregate, total $2.4.

NOTE 12 — STOCK-BASED COMPENSATION PLANS

2004 Long-Term Incentive Plan: We maintain the 2004 Long-Term Incentive Plan (the “2004 Plan”), under which we may grant stock-based awards to our employees and non-employee directors, including restricted shares and share units of our common stock and options to purchase our common stock. The 2004 Plan was approved by shareholders in May 2004, and replaced all prior stock-based benefit plans on a go-forward basis. 3.5 million shares were authorized for the grant of stock-based awards under the 2004 Plan (plus any shares forfeited or cancelled under the 2004 Plan or any prior plan). At January 29, 2011, 2.6 million shares remained available for grant.

Under the 2004 Plan, the exercise price of options granted will not be less than the fair value of our common stock at the date of grant. The plan provides for vesting periods as determined by our Compensation Committee of the Board of Directors. We recognize compensation expense for options granted on a straight-line basis over the vesting period.

We grant time-vested restricted stock to our senior management personnel. We recognize compensation expense for time-vested restricted stock in accordance with the provisions of Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we record compensation cost based on the fair market value of the time-vested restricted stock on the date of grant over the vesting period.

Upon the exercise of options, grant of restricted shares or restricted share unit conversion, we issue new shares to satisfy the share requirement. We do not expect to repurchase any shares during the next twelve months.

A summary of the information relative to our stock option plans are as follows (number of shares in thousands):

All Plans	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contract Life
Outstanding at February 2, 2008	3,636	$19.69	$71.6	4.3
Granted	2,700	$0.96
Exercised	—	$—	$—
Forfeited	1,827	$20.36
Outstanding at January 31, 2009	4,509	$8.20	$—	5.5
Granted	415	$2.64
Exercised	—	$—	$—
Forfeited	1,565	$13.99
Outstanding at January 30, 2010	3,359	$4.82	$0.6	5.6
Granted	3,213	$1.47
Exercised	703	$0.57	$—
Forfeited	2,307	$2.09
Outstanding at January 29, 2011	3,562	$4.40	$—	5.9
Balance exercisable at
January 31, 2009	1,187	$18.44	$—	2.2
January 30, 2010	1,245	$8.42	$0.2	4.9
January 29, 2011	705	$15.89	$—	3.4

Index

The weighted-average fair values of options at their grant date were $1.19, $1.61, and $0.52, in 2010, 2009, and 2008, respectively.

The Black-Scholes option valuation model was used to calculate the fair market value of the options at the grant date. The following assumptions were used in the calculation:

	2010	2009	2008
Risk-free interest rate	1.9-3.3%	2.4-3.4%	1.9-3.2%
Expected life	4 years	4 years	3-5 years
Historical volatility	116.5-129.0%	108.3-114.7%	45.0-90.8%
Expected dividends	$—	$—	$—

We recognized stock-based compensation expense of $3.3, or $0.05 per share, net of a $0 tax benefit, for the year ended January 29, 2011, $3.1, or $0.05 per share, net of a $0 tax benefit, for the year ended January 30, 2010, and $2.7, or $0.04 per share, net of a $0.3 tax benefit, for the year ended January 31, 2009. As of January 29, 2011, we have $3.8 of stock-based compensation cost related to non-vested awards, which is expected to be recognized in our statements of operations within the next 6.88 years.

A summary of the information relative to our granting of stock-based awards other than options follows (number of shares in thousands):

	Number of Shares	Weighted-Average Purchase Price	Weighted-Average at Grant Date FMV
Stock purchased:
2004 Plan (or prior plan)
2008	30	$4.54	$6.15
2009	—	$—	$—
2010	—	$—	$—
Stock and stock units issued:
Time-vested shares issued:
2004 Plan
2008	1,726	$—	$5.86
2009	698	$—	$1.17
2010	687	$—	$1.62

A summary of the non-vested stock and stock units follows (number of shares in thousands):

All Plans	Number of Shares	Weighted-Average at Grant Date FMV
Outstanding at January 30, 2010	862	$4.31
Granted	687	$1.62
Vested	48	$19.94
Forfeited	412	$3.34
Outstanding at January 29, 2011	1,089	$2.29

Index

NOTE 13 — SALE OF SEASONAL KIOSK ASSETS

On January 19, 2011, we sold to Calendar Holdings LLC (“Calendar Club”) substantially all of the assets related to the operation of our seasonal calendar business operated under the Day by Day Calendar Co. trade name for a purchase price of $9.2 paid in cash. The assets sold include all fixed assets and fixtures (including display fixtures and point of sale terminals) and the Day by Day Calendar Co. trade name and trademarks. Calendar Club did not assume any of our past, present or future liabilities.

The calculation of the gain on sale is as follows:

2010
Cash proceeds	$9.2
Net assets sold plus costs to sell	(0.9)
Total	$8.3

NOTE 14 — DISCONTINUED OPERATIONS

On July 20, 2010, we completed the sale of all of the outstanding shares of Paperchase Products Limited (“Paperchase”) to an entity controlled by Primary Capital Limited, a U.K.-based private equity firm. Paperchase, which prior to the sale was a wholly-owned subsidiary of the Company, is a retailer of stationery, cards and gifts based in the U.K.

Under the sale agreement, we received proceeds of $31.2, of which $25.0 were required to reduce the amount outstanding under our $90.0 Pre-Petition Term Loan Facility. The sale agreement also contained customary representations, warranties and indemnification provisions, none of which had a material impact on our consolidated financial position or results of operations.

On June 10, 2008, we sold all of the outstanding shares of Borders Australia Pty Limited, Borders New Zealand Limited and Borders Pte. Ltd. to companies affiliated with A&R Whitcoulls Group Holdings Pty Limited (the “Purchasers”). The sale agreement included all 30 Borders superstores located in Australia, New Zealand and Singapore. All assets and liabilities, with the exception of certain outstanding store lease guarantees, remained with the entities sold, which are owned by the Purchasers. We guarantee the leases of three stores that were sold. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and the guarantees were continued subsequent to the sale of our Australia and New Zealand bookstore operations. With respect to the contingent lease obligations, based upon current rents, taxes, common area maintenance charges and exchange rates, the maximum amount of potential future payments (undiscounted) at January 29, 2011 is approximately $11.5. As of January 29, 2011, we have recorded a liability of approximately $4.2 based upon the likelihood that we will be required to perform under the guarantees. We had reserved $0.8 and $0.6 as of January 30, 2010 and January 31, 2009, respectively, for these contingent liabilities.

On February 17, 2011, the Purchasers filed for voluntary administration, a form of insolvency proceeding in Australia that is similar in some respects to a Chapter 11 bankruptcy proceeding in the United States. This event has been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we provided certain tax indemnifications to the Purchasers, with the maximum amount of potential future payments (undiscounted) totaling approximately $7.4. We have recorded a tax liability of $3.6 for this contingency as of January 29, 2011. As of January 30, 2010 and January 31, 2009, we had reserved $2.0 and $0, respectively.

We accounted for the sale of Paperchase, Australia, New Zealand and Singapore as discontinued operations, and all previous years have been restated to reflect the results of our continuing operations excluding these operations. The results of discontinued operations were previously reported as part of our International segment. The financial results of discontinued operations were as follows:

	2010	2009	2008
Sales	$40.8	$112.9	$190.7
Income (loss) from operations of discontinued operations before income tax	(2.6)	4.1	7.0
Income (loss) from operations of discontinued operations (net of income tax benefit (expense) of $0.4, $(1.8) and $(1.3), respectively)	(2.2)	2.3	5.7
Gain (loss) on disposal of discontinued operations (net of income tax benefit of $0, $0 and $3.1, respectively)	3.5	0.8	(0.3)
Gain from discontinued operations (net of income tax benefit (expense) of $0.4, $(1.8) and $1.8, respectively)	1.3	3.1	5.4

On September 21, 2007, we sold our U.K. and Ireland bookstore operations to Bookshop Acquisitions Ltd., a corporation formed by Risk Capital Partners, a private equity firm in the United Kingdom. We guarantee the leases of two stores that were sold. These guarantees were required by certain of our landlords as conditions of the leases upon inception, and the guarantees were continued subsequent to the sale of our U.K. and Ireland bookstore operations. The maximum potential liability under these lease guarantees at January 29, 2011 is approximately $82.7. The leases provide for periodic rent reviews, which could increase our potential liability. In addition, in the event of a default under the primary leases, in certain circumstances a landlord may have an obligation to mitigate his loss or to act reasonably, which could further reduce our potential liability. At January 29, 2011, we have reserved $7.9 based upon the likelihood that we will be required to perform under these guarantees. We had reserved $10.1 and $9.0 as of January 30, 2010 and January 31, 2009, respectively, for these guarantees.

Index

On December 22, 2009, Borders U.K. Limited ceased operations, a result of filing for administration on November 26, 2009. Previously, Borders U.K. Limited announced that it had agreed to sell the leasehold interests in five stores, including one of the leases guaranteed by the Company, to a fashion retailer. In addition, the lease relating to the Company’s other guarantee was assigned to another retailer as part of the administration process, and the Company’s guarantee was continued. These events have been considered in the determination of our reserves relating to the lease guarantees.

Also under the terms of the sale agreement, we indemnified the buyer of our U.K. and Ireland operations from the tax liability, if any, imposed upon it as a result of the forgiveness of the portions of intercompany indebtedness owing from us. The maximum potential liability is approximately $8.6, and as of January 29, 2011 we have recorded a liability of approximately $3.6 based upon the likelihood that we will be required to perform under the indemnification. We had reserved $3.5 and $3.1 as of January 30, 2010 and January 31, 2009, respectively, under this indemnification.

NOTE 15 — WARRANTS

On April 9, 2008, we completed a financing agreement with Pershing Square on behalf of certain of its affiliated investment funds, consisting in part of a $42.5 senior secured term loan, which was repaid on March 31, 2010. The agreement also included the issuance to Pershing Square of 14.7 million warrants to purchase our common stock at $7.00 per share. The warrants will expire October 9, 2014. Except as otherwise noted, the warrants will be settled in exchange for shares of the Company’s stock, and will be settled at such time determined by the warrants’ holder. In the event of a Public Stock Merger (defined as a business combination pursuant to which all of the outstanding common stock of the Company is exchanged for, converted into or constitute solely the right to receive common stock listed on a national securities exchange) the Company may elect to (i) keep all the unexercised warrants outstanding after the Public Stock Merger, in which case the warrants will remain outstanding, or (ii) cause the outstanding warrants to be redeemed for an amount in cash equal to the Cash Redemption Value of the warrants. The Cash Redemption Value in respect of each warrant means (1) its fair value, as determined by an independent financial expert mutually agreed by the Company and the person holding the greatest number of warrants, using standard option pricing models for American style options; plus (2) interest on such fair value from the consummation of the Public Stock Merger to the payment date at the rate of 10% per annum. Upon the occurrence of any change of control other than a Public Stock Merger, or a delisting of the common stock underlying the warrants from trading on the New York Stock Exchange or the Nasdaq Stock Market, each holder of warrants may elect to (i) keep such warrants outstanding, or (ii) require the Company to redeem the warrants for an amount in cash equal to the Cash Redemption Value. Upon our delisting from the New York Stock Exchange the warrant holders elected to keep such warrants outstanding.

On March 30, 2009, the agreement with Pershing Square was amended to extend the expiration date of the term loan to April 1, 2010 and to reduce the exercise price of the warrants to $0.65 per share, through the operation of the antidilution provisions of the warrants.

In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), we recorded the value of the warrants at their fair value, and used the Black-Scholes valuation model in the calculation of their fair value for accounting purposes. The reduction in the exercise price of the warrants resulted in a $4.3 increase in their fair value for accounting purposes. We recorded this increase in fair value as a discount on the $42.5 term loan in the same amount. The warrants are categorized as “Other long-term liabilities” in our consolidated balance sheets and the discount on the term loan (prior to its repayment) was recorded as “Short-term borrowings and current portion of long-term debt.” The discount was amortized to earnings over the term of the loan using the effective interest method. The assumptions used to determine the change in the fair value of the warrants for accounting purposes as a result of the reduction in their exercise price were:

	Before re-pricing	After re-pricing
Warrant fair value	$1.8 million	$6.1 million
Warrant exercise price	$7.00 per warrant(1)	$0.65 per warrant(1)
Stock price	$0.65 per share	$0.65 per share
Stock volatility	74.26%(2)	74.26%(2)
Risk-free interest rate	1.82%(3)	1.82%(3)
Annual dividend yield	0%	0%
Expected life	5.5 years(4)	5.5 years(4)
____________
(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

Index

The March 30, 2009 amendment did not extend Pershing Square’s $65.0 backstop purchase offer related to our Paperchase subsidiary, which was allowed to expire. As a result, the intangible asset related to the backstop purchase offer that was initially recorded during the first quarter of 2008, totaling $16.2, was expensed during the first quarter of 2009. This charge is categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

In connection with the $25.0 investment made by an entity controlled by Bennett S. LeBow, we also entered into a purchase agreement relating to the investment requiring us, subject to obtaining shareholder approval, to issue to Mr. LeBow stock purchase warrants exercisable to acquire an additional 35.1 million shares of the Company's common stock at a price of $2.25 per share. The issuance to Mr. LeBow of the warrants was approved by our shareholders at a special meeting held on September 30, 2010. The warrants were issued on September 30, 2010 and are exercisable on a gross or cashless basis at any time after the first anniversary of the date of issuance up to and including the fifth anniversary of the date of issuance.

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

We recorded the value of the LeBow warrants at their fair value for accounting purposes on May 21, 2010, using the Black-Scholes valuation model. The assumptions used to determine the fair value of the warrant for accounting purposes on May 21, 2010 were as follows:

LeBow Warrants	May 21, 2010
Warrant fair value	$58.0 million
Warrants	35,130,000
Warrant exercise price	$2.25 per warrant(1)
Stock price on May 21, 2010	$2.24 per share
Stock volatility	97.55%(2)
Risk-free interest rate	2.18%(3)
Annual dividend yield	0%
Expected life	5.0 years(4)
________________________________
(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

Index

The proceeds from the issuance of 11.1 million of our common shares to Mr. LeBow were first allocated to the value of the warrants. The difference between the fair value of the warrants for accounting purposes of $58.0 and the proceeds received on the transaction of $25.0, totaling $33.0, was categorized as an expense within “Warrant/put expense (income)” on our consolidated statements of operations. No adjustment to equity was recorded as a result of the issuance of the 11.1 million shares. The warrants will be remeasured to their fair value periodically, with changes in the fair value of the warrants categorized as “Warrant/put expense (income)” on our consolidated statements of operations during the respective periods. We also incurred $2.3 of costs related to the transaction on May 21, 2010, and categorized these costs as “Warrant/put expense (income)” on our consolidated statements of operations during the second quarter of 2010.

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

Pershing Square Warrants	May 21, 2010
Warrant fair value	$21.9 million
Warrants	11,244,236
Warrant exercise price	$0.65 per warrant(1)
Stock price on May 21, 2010	$2.24 per share
Stock volatility	104.35%(2)
Risk-free interest rate	2.18%(3)
Annual dividend yield	0%
Expected life	4.3 years(4)
________________________________
(1)	Represents contractual value.
(2)	Represents volatility over the period matching the warrants’ expected life.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.

Changes in the fair value of the LeBow and Pershing warrants during the periods presented, excluding the change attributable to the reduction in the exercise price of the Pershing Square warrants during the first quarter of 2009, were recognized in earnings.

We recognized non-cash income of $30.8 and non-cash expense of $4.5 for the year ended January 29, 2011 and January 30, 2010, respectively, related to changes in the fair value of the warrants and the issuance of additional warrants issued during the respective periods. These changes, all of which are unrealized, are categorized as “Warrant/put expense (income)” on our consolidated statements of operations.

We estimated the fair value of the warrants as of January 29, 2011 using a Black-Scholes option pricing model under various probability-weighted outcomes which took into consideration the events that could transpire due to our financial situation and the current economic environment. The resulting fair value of the warrants was $1.5 as of January 29, 2011. In using this methodology, fair value is determined by applying Level 3 inputs, which include assumptions about our future stock price and varying probabilities that certain events will occur. Significant increases or decreases in any of these assumptions could materially impact the fair value of the warrants and our financial statements. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Index

The assumptions used in the Black-Scholes pricing model were:

Pershing Square Warrants	January 29, 2011	January 30, 2010
Warrants	25,944,236	14,700,000
Warrant exercise price	$0.65 per warrant(1)	$0.65 per warrant(1)
Stock price at balance sheet date	$0.85 per share	$0.86 per share
Stock volatility	119.94%/35%(2)	94.94%(2)
Risk-free interest rate	0.99%(5)	2.48%(3)
Annual dividend yield	0%	0%
Expected life	3.7 years(4)	4.6 years(4)

LeBow Warrants	January 29, 2011
Warrants	35,130,000
Warrant exercise price	$2.25 per warrant(1)
Stock price at balance sheet date	$0.85 per share
Stock volatility	107.32%/35%(2)
Risk-free interest rate	1.93%(3)
Annual dividend yield	0%
Expected life	4.7 years(4)
________________________________
(1)	Represents contractual value.
(2)	Different volatility factors, either historical or contractual, were utilized based upon the nature of potential outcomes.
(3)	Represents the five-year treasury note rate.
(4)	Assumes that the warrants will be held the duration of their contractual lives.
(5)	Represents the three-year treasury note rate.

Below is a rollforward of the warrant liability balance for the periods indicated:

	2010	2009
Beginning balance	$9.5	$0.7
Re-pricing of Pershing Square warrants	—	4.3
LeBow warrants committed to May 21, 2010	58.0	—
Pershing Square warrants granted/committed to May 21, 2010	21.9	—
Changes in fair value of LeBow warrants	(57.2)	—
Changes in fair value of Pershing Square warrants	(30.7)	4.5
Ending balance	$1.5	$9.5

NOTE 16 — UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2010
	Q1	Q2	Q3	Q4
Total revenue	$524.7	$530.4	$475.6	$744.2
Gross margin	101.2	101.6	72.5	98.7
Loss from continuing operations	(65.0)	(51.6)	(74.4)	(109.3)
Gain (loss) from discontinued operations	0.9	4.9	—	(4.5)
Net loss	(64.1)	(46.7)	(74.4)	(113.8)
Diluted:
Loss from continuing operations per common share	(1.08)	(0.74)	(1.03)	(2.06)
Gain (loss) from discontinued operations per common share	0.01	0.07	—	(0.06)
Net loss per common share	(1.07)	(0.67)	(1.03)	(2.12)
Basic:
Loss from continuing operations per common share	(1.08)	(0.74)	(1.03)	(1.52)
Gain (loss) from discontinued operations per common share	0.01	0.07	—	(0.06)
Net loss per common share	(1.07)	(0.67)	(1.03)	(1.58)

	Fiscal 2009
	Q1	Q2	Q3	Q4
Total revenue	$628.1	$601.8	$577.8	$903.3
Gross margin	136.7	136.3	106.0	216.3
Income (loss) from continuing operations	(87.0)	(45.1)	(37.7)	57.3
Gain (loss) from discontinued operations	1.0	(0.5)	—	2.6
Net income (loss)	(86.0)	(45.6)	(37.7)	59.9
Diluted:
Income (loss) from continuing operations per common share	(1.46)	(0.75)	(0.63)	0.65
Gain (loss) from discontinued operations per common share	0.02	(0.01)	—	0.04
Net income (loss) per common share	(1.44)	(0.76)	(0.63)	0.69
Basic:
Income (loss) from continuing operations per common share	(1.46)	(0.75)	(0.98)	0.96
Gain (loss) from discontinued operations per common share	0.02	(0.01)	—	0.04
Net income (loss) per common share	(1.44)	(0.76)	(0.98)	1.00

Index

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 17 — SUBSEQUENT EVENTS

Chapter 11 Filing: On February 16, 2011, Borders Group, Inc., Borders, Inc. and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See “Note 1 – Summary of Significant Accounting Policies,” and “Note 2 – Chapter 11 Plan” for further discussion.

Debtor-in-Possession Credit Facility: On February 16, 2011, we entered into a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement with General Electric Capital Corporation, for itself as a Revolving Lender, FILO Lender and Swingline Lender, and as Working Capital Agent for all Lenders, GA Capital, LLC, as Term B Agent for all Term B Lenders, and the other financial institutions named therein (the “DIP Credit Agreement”). An amendment to the DIP Credit Agreement was executed on March 16, 2011.

The DIP Credit Agreement provides for (i) a senior secured, super-priority revolving credit facility (including a $75 letter of credit subfacility) of up to $410 (the “Revolving Facility”), (ii) a senior secured, super-priority “first in last out” term loan in an amount up to $20 (the “FILO Facility”), (iii) a senior secured, super-priority term loan in the amount of up to $55 (the “Term B Facility”) and (iv) an additional letter of credit facility in the amount of up to $20 (the “Cash Management L/C Facility”). The Revolving Facility, FILO Facility, Term B Facility and Cash Management L/C Facility are referred to collectively as the “Facilities.” Borrowings under the Revolving Credit Facility and Cash Management L/C Facility are subject to borrowing base limitations based on the value of inventory, accounts receivable and other collateral securing our obligations under the DIP Credit Agreement.

The principal amounts outstanding under the Facilities bear interest based on applicable LIBOR or base rates plus margins applicable to each Facility as set forth in the DIP Credit Agreement. Upon the occurrence and during the continuance of an event of default in the DIP Credit Agreement, an additional default interest rate equal to 2% per annum applies to all outstanding borrowings under the DIP Credit Agreement. The DIP Credit Agreement also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available Revolving Facility and Cash Management L/C Facility.

Borrowings under the DIP Credit Agreement were used to repay in full our obligations in connection with our Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 with Bank of America, N.A., as administrative agent, and the other lenders named therein, and under our Term Loan Agreement dated as of March 31, 2010 with GA Capital LLC, as administrative agent, and the other lenders named therein, to pay certain fees and expenses and other amounts provided under the DIP Credit Agreement, and for working capital and other general corporate purposes. As a result, we will record a charge of approximately $20.0 in the first quarter of 2011 to reflect the accounting impact of this transaction on debt issuance costs and discount on debt.

All borrowings under the DIP Credit Agreement are required to be repaid on the earliest of (i) the first anniversary of the date of the initial borrowing under the DIP Credit Agreement, (ii) the date of termination of revolving lenders’ obligations to make advances and to incur letter of credit obligations or the lenders’ obligations to permit existing loans to remain outstanding under the Revolving Facility, (iii) the date of indefeasible prepayment in full by us of all loans under the DIP Credit Facility and the cancellation and return (or stand-by guarantee) of all letters of credit or the cash collateralization of all letter of credit obligations, and the permanent reduction of all lending commitments under the DIP Credit Agreement to zero dollars, (iv) the date of entry of an order of the Bankruptcy Court confirming a Chapter 11 plan in the Chapter 11 Cases that has not been consented to by the required lenders under the DIP Credit Agreement and fails to provide for the payment in full in cash of all obligations under the DIP Credit Agreement and ancillary loan documents on the effective date of such plan, (v) the date of the closing of a sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a confirmed Chapter 11 plan or a liquidation pursuant to Chapter 7 of the Bankruptcy Code, and (vi) if a Chapter 11 plan that has been consented to by the required lenders under the DIP Credit Agreement or that provides for payment in full in cash of all obligations under the DIP Credit Agreement and ancillary loan documents has been confirmed by order of the Bankruptcy Court, the earlier of the effective date of such Chapter 11 plan or the 30th day after the date of entry of such confirmation order.

Index

Our obligations under the DIP Credit Agreement are secured by a lien covering substantially all of our assets, rights and properties, subject to certain exceptions set forth in the DIP Credit Agreement. The DIP Credit Agreement provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the DIP Credit Agreement, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Credit Agreement provides for affirmative and negative covenants applicable to us, including affirmative covenants requiring us to provide financial information, appraisals, budgets and other information to the agents under the DIP Credit Agreement, and negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions. Our ability to borrow under the DIP Credit Agreement is subject to the satisfaction of certain customary conditions precedent set forth in the DIP Credit Agreement. The Company believes that, as of January 29, 2011, it was in compliance with all covenants arising under the Pre-Petition Credit Agreement.

The DIP Credit Agreement provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches our representations and warranties, material breaches by us of our covenants in the DIP Credit Agreement or ancillary loan documents, cross-defaults under other agreements or instruments, the entry of material judgments against us, or the invalidity of the subordination provisions contained in the DIP Credit Agreement. The DIP Credit Agreement also includes events of default that may arise from our failure to meet certain specified milestones in the Chapter 11 Cases, including milestones with respect to our acceptance or rejection of real estate leases, the implementation of our store reduction plan and minimum borrowing availability. Upon the occurrence of an event of default, the DIP Credit Agreement provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Store Closures: Based upon a comprehensive review of our store portfolio, in February 2011 we initiated a store reduction plan to close 226 underperforming superstores. We expect that this plan will be substantially complete by the end of May 2011.

These closures will result in a reduction of our future consolidated sales, cost of sales (including occupancy costs), and selling, general and administrative expenses, where certain store operating costs are classified. We anticipate incurring costs in fiscal 2011 associated with the termination of the related leases. Fiscal 2010 sales and operating losses related to the closing stores were $720.4 and ($68.4), respectively, and at January 29, 2011, the carrying values of inventory and long-lived assets were $217.8 and $30.2, respectively. Inventory and long-lived assets relating to these stores will be sold as described below.

Inventory Liquidation Agreement: On February 16, 2011, we entered into an Agency Agreement with Hilco Merchant Resources, LLC (“Hilco”) to execute the liquidation of inventory and furniture, fixtures and equipment within 200 Borders superstores selected to close by April 30, 2011, as well as certain inventory held in a distribution center. Store closure sales under the Hilco agreement started on February 18, 2011. The agreement also included an option for us to liquidate the inventory of up to 70 additional stores under substantially the same terms, and on March 17, 2011, we exercised this option and elected to close an additional 26 stores. Pursuant to this agreement, Hilco paid us approximately $182.6 in cash and letters of credit in the first quarter of fiscal 2011. This amount is subject to adjustment upon completion of the liquidation sales.

During the fourth quarter of 2010, because of the likelihood that the inventory of these stores would be sold to liquidators rather than being returned to vendors or sold directly to customers, we reduced the value of our inventory to reflect an anticipated recovery value less than cost. This charge totaled $69.2 and is categorized in “Cost of merchandise sold (includes occupancy)” in our consolidated statements of operations.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited the accompanying consolidated balance sheets of Borders Group, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 29, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Borders Group, Inc. and subsidiaries at January 29, 2011 and January 30, 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Borders Group, Inc. and subsidiaries will continue as a going concern.  As more fully described in Note 2 and Note 17, on February 16, 2011, Borders Group, Inc., Borders, Inc. and certain of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 and Note 17.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Borders Group, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
April 29, 2011

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 29, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that our controls and procedures were effective to ensure that information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control: There have been no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of January 29, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our effectiveness of internal control over financial reporting as of January 29, 2011, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Borders Group, Inc.

We have audited Borders Group, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Borders Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, Borders Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Borders Group, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 29, 2011 of Borders Group, Inc. and subsidiaries and our report dated April 29, 2011 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Borders Group, Inc. and subsidiaries’ ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
April 29, 2011

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Information regarding our executive officers required by this Item 10 is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Company.”

Directors

Set forth below is a brief biography of each of the current members of our Board of Directors:

Michael G. Archbold, age 50, is the Executive Vice President, Chief Operating Officer and Chief Financial Officer of The Vitamin Shoppe. He joined The Vitamin Shoppe in his current position in 2007. He previously served as Executive Vice President, Chief Financial and Administrative Officer of Saks Fifth Avenue from 2005 through 2007. Mr. Archbold was with AutoZone from 2002 to 2005, where he served as Executive Vice President and Chief Financial Officer. From 1996 to 2002, he was Vice President and Chief Financial Officer of the Booksellers Division of Barnes & Noble, Inc., and prior to that was with Woolworth Corporation (now Foot Locker, Inc.), where he served in a series of financial management positions. He has served as a director of the Company since December 2007.

Paul J. Brown, age 44, is President, Global Brands and Commercial Services for Hilton Hotels Corp. He joined Hilton Hotels in his current position in 2008. Prior to that, he was with Expedia Inc. for four years, most recently serving as President, Expedia North America and Expedia Inc. Partner Services Group. From 2001 through 2005, Mr. Brown was a Partner and Leader of the Global Travel and Hospitality Practice for McKinsey & Co. Earlier in his career, he was Senior Vice President of Brand Services for Intercontinental Hotels Group, a Manager with the Boston Consulting Group, Inc. and a Senior Consultant with Andersen Consulting. He received a bachelors degree in management from Georgia Institute of Technology in 1989 and earned a masters of business administration degree from the Kellogg Graduate School of Management, Northwestern University in 1994. Mr. Brown has served as a director of the Company since September 2009.

Ronald J. Floto, age 68, is President of FLT International, which he founded in 2007. For 10 years prior, he was Chief Executive Officer and a Director with Dairy Farm International Holdings Ltd., a $6.7 billion Asian retailer that operates more than 4,600 locations including supermarkets, health and beauty stores, convenience stores, home furnishing stores and restaurants. From 1994 through 1997, he was President of Kmart Corporation’s Super K Division, and earlier spent nine years as Chief Executive Officer and Chairman of Kash N’ Karry Food Stores. Prior to that, he was with Jewel Companies, Inc. for 12 years, including three years as President of Jewel’s Buttrey Food Stores. From 1971 through 1973, Mr. Floto served as Special Assistant to the Under Secretary of Transportation with the U.S. Department of Transportation. He currently serves on the Board of Directors of Dairy Farm International. Mr. Floto earned a bachelors degree in engineering from the U.S. Military Academy at West Point in 1965 and a masters of business administration degree from Harvard Business School in 1971. Mr. Floto has served as director of the Company since September 2009.

Michael Grossman, age 45, has been the Chief Executive Officer of Tempo Payments since 2006. In 1996, he founded LiveCapital, where he served as Chief Executive Officer for 10 years, and prior to that, he was Group Project Manager, Quicken with Intuit. Earlier, he was a Brand Manager with Johnson & Johnson Co., a Co-founder and Chief Executive Officer of Rim Pacific and an Associate with McKinsey & Company. He earned a bachelors degree in economics from Harvard University in 1986 and a juris doctor degree from Harvard Law School in 1990. Mr. Grossman has served as a director of the Company since September 2009.

Bennett S. LeBow, age 73, was appointed Chairman of Borders Group, Inc. in May 2010 and Chief Executive Officer of Borders Group, Inc. in June 2010. He is also the Chairman of the Board of Directors of NYSE-listed Vector Group, Ltd. (“Vector”), a holding company that owns Liggett Group LLC, a cigarette company, and New Valley LLC, which is engaged in the real estate business. Mr. LeBow served as Executive Chairman of Vector from January 2006 until his retirement on December 30, 2008. He was Chairman and Chief Executive Officer of Vector from June 1990 to December 2005 and has been a director of the Company since 1986. Mr. LeBow was also Chairman of the Board of New Valley Corporation from 1988 to 2005 and served as its Chief Executive Officer from 1994 to 2005. New Valley Corporation was a majority-owned subsidiary of Vector until December 2005, when Vector acquired the remaining minority interest. Before devoting himself completely to private business in 1968, Mr. LeBow served in the Pentagon, initially as a First Lieutenant and subsequently as a civilian, serving as assistant to the Assistant Vice Chief of Staff of the United States Army. He is a 1960 graduate of Drexel University in Philadelphia, where he obtained a degree in electrical engineering.

Index

Howard M. Lorber, age 62, has been President and Chief Executive Officer of Vector since January 2006 and has served as a director of Vector since January 2001. He served as President and Chief Operating Officer of Vector from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a director. Mr. Lorber was Chairman of the Board of Directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and the Vice Chairman of the Board of Ladenburg Thalmann Financial Services Inc. since May 2001. He is also a trustee of Long Island University.

Dan Rose, age 37, is Vice President, Business Development and Monetization for Facebook, a post he has held since 2006. At Facebook, he is responsible for worldwide strategic partnerships and mergers and acquisitions as well as marketing strategy for Facebook’s advertising products. Before joining Facebook, Mr. Rose was with Amazon.com for seven years, where he held various business development and management positions and helped incubate and develop the Kindle. Mr. Rose earned a bachelors degree in sociology from Harvard University in 1994. He has served as a director of the Company since September 2009.

David Shelton, age 63, has had a 36-year career with $48.2 billion home improvement retailer Lowe’s Companies, Inc. that began in 1970 and concluded in 2006 with his retirement. His most recent position at Lowe’s was Senior Vice President, Real Estate, Engineering and Construction, a role he held since 1997. Prior to that post, Mr. Shelton was Vice President, Sales Operations and Vice President, Store Operations. Throughout his earlier years with Lowe’s, Mr. Shelton served in a variety of positions including Store Manager, Corporate Store Operations Analyst and Vice President, Pricing and Training. Mr. Shelton has served as a director of the Company since December 2009.

Timothy V. Wolf, age 57, joined Colorado Governor John Hickenlooper’s team in an advisory role in January 2011, working with the team on approaches for change management. Previously, Mr. Wolf was Chief Integration Officer for MillerCoors LLC from July 2008 to June 2010. Prior to that post, he was Chief Financial Officer for Coors Brewing Company for 10 years, and then, for over three years, was Global Chief Financial Officer for Molson Coors Brewing Company. Prior to that, Mr. Wolf was Senior Vice President of Human Resources for Hyatt Hotels Corp. and was with Walt Disney Company for four years as its Controller and as Senior Vice President, Human Resources and Administration for Euro Disney. From 1980 through 1989, Wolf was with PepsiCo, Inc., where he served as Controller, Taco Bell Corporation, among other executive leadership positions there. Mr. Wolf serves on the Board of Directors for Xcel Energy, Inc. and serves on its Audit and Finance Committees. He earned a bachelors degree in economics in 1974 from Harvard University and a masters of business administration degree in finance in 1976 from the University of Chicago Graduate School of Business. Mr. Wolf has served as a director of the Company since September 2009.

Qualifications and Experiences of Individual Directors

The following qualifications and experience of our individual directors were considered significant in the Board’s determination that the individual should serve as a director of the Company:

Michael G. Archbold – The Board believes that Mr. Archbold has significant financial experience, having served in various financial management positions, including as chief financial officer of large companies. He also has an extensive retail management background, including service as Chief Operating Officer of the Vitamin Shoppe, and experience in the book business through his time as an executive with the Booksellers Division of Barnes & Noble, Inc.

Paul J. Brown – The Board considered Mr. Brown’s financial experience and brand management background, including extensive experience with loyalty programs. The Board also believes that Mr. Brown has significant experience and skills in the strategic planning area.

Index

Ronald J. Floto – The Board believes that Mr. Floto has extensive retail management experience, including service as the chief executive officer of retail companies, and that this experience has been useful both in the fulfillment of his general board responsibilities and in his role as Chairman of the Nominating and Corporate Governance Committee.

Michael Grossman – The Board considered Mr. Grossman’s brand management experience and general management experience, including service in the chief executive officer capacity. The Board believes that through his work with venture capital firms and start-up companies, he has acquired extensive knowledge and experience in the compensation area.

Dan Rose – The Board believes that Mr. Rose has significant experience relating to emerging technologies and strategic partnerships. In particular, the Board believes that his work on the Kindle while with Amazon.com and his responsibility for worldwide strategic partnerships with Facebook will be valuable as the Company deals with the technological changes occurring in the Company’s product categories.

David Shelton – The Board considered Mr. Shelton’s particular experience in real estate, as well general retail management experience that he acquired during his 36-year career with Lowe’s Companies, Inc.

Timothy V. Wolf – The Board considered Mr. Wolf’s financial experience and background, having served in various financial leadership positions, including chief financial officer of a large public enterprise. He also has experience in human resources and other administrative management areas.

On May 20, 2010, we entered into a Securities Purchase Agreement with LeBow Gamma Limited Partnership, an entity controlled by Bennett S. LeBow. In accordance with the provisions of the Securities Purchase Agreement, effective as of May 21, 2010, Mr. LeBow and Howard M. Lorber were elected by action of the Board of Directors as directors of the Company and Mr. LeBow was elected as the Chairman of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% beneficial owners to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such officers and directors are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended January 29, 2011 and written representations that no other reports were required, all of our directors and executive officers complied with the Section 16(a) filing requirements, except that the Section 16(a) report relating to the grant of a stock option to Glen Tomaszewski, our Vice President, Controller and Chief Accounting Officer, was filed late due to an administrative oversight.

Corporate Governance Policies

Our Board of Directors has adopted written charters of the Board’s Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. These charters, as well as our Corporate Governance Guidelines and its Policies with Respect to Poison Pills, Executive Severance Payments and Related Party Transactions, are available on our Web site at www.borders.com under “Investor Relations.”

We have adopted a Business Conduct Policy and a Code of Ethics Relating to Financial Reporting that apply to our principal executive officer and financial and accounting officers, among others. These documents are available on our Web site at the Internet address set forth above. We will disclose on our Web site any amendments to our Business Conduct Policy or the Code of Ethics Relating to Financial Reporting and any waiver of such policies applicable to any executive officer.

Printed copies of any of the documents available on our Web site will be provided to any shareholder without charge upon written request to Investor Relations, Borders Group, Inc., 100 Phoenix Drive, Ann Arbor, Michigan 48108-2202.

Audit Committee

The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of our independent registered public accounting firm, including the resolution of any disagreements with our auditors regarding financial reporting. The Committee also reviews and makes recommendations regarding the annual audit of our financial statements and our internal controls, accounting practices and policies. The current members of the Audit Committee are Mr. Archbold, Mr. Brown and Mr. Wolf (Chairman). The Board of Directors has determined that each of the members of the Audit Committee is independent, that all of the members of the Audit Committee meet the requirement of the New York Stock Exchange rules that each member be financially literate, and that Mr. Archbold and Mr. Wolf meet the requirement of the New York Stock Exchange rules that at least one member of the Audit Committee have accounting or related financial management expertise. The Board of Directors has further determined that Mr. Archbold and Mr. Wolf are “audit committee financial experts” within the meaning of the rules promulgated by the Securities and Exchange Commission.

Index

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Michael Grossman, Chairman
Ronald J. Floto
Howard M. Lorber
Dan Rose
David Shelton

COMPENSATION DISCUSSION AND ANALYSIS

2010-2011 Executive Compensation

We have historically compensated our executive officers through a compensation program comprised of base salary and short- and long-term incentive opportunities. Short-term incentive opportunities are provided through cash awards under our Annual Incentive Bonus Plan based upon the attainment of annual performance goals. Long-term incentive opportunities are provided through grants of stock options and restricted stock under our Long-Term Incentive Plan.

During fiscal 2010, the Compensation Committee retained Hay Group, Inc. (“Hay Group”) and, subsequently, Compensia, Inc. (“Compensia”) to assist the Committee in the analysis of comparative compensation levels for peer group companies and in developing appropriate compensation arrangements for our executive officers.

Significant changes in our senior management team occurred during fiscal 2010. As a result, during the course of year the Committee made changes in the compensation of certain of our executive officers to reflect increased levels of responsibility and put in place individual compensation arrangements in order to recruit other qualified executive officers to join the Company.

In February 2011, Borders Group, Inc., Borders, Inc. and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In April 2011, the Bankruptcy Court approved a Key Employee Incentive Plan (the “KEIP”) intended to help us retain key officers during the reorganization process and to provide an incentive payable upon our successful emergence from bankruptcy protection.

General Goals and Objectives

The goal of our compensation program for executive officers is to provide compensation policies and practices that enable us to attract, retain and motivate outstanding executive officers.

Our compensation philosophy is to align each executive officer’s compensation with our business objectives. Consistent with this philosophy, our compensation program is comprised of base salary and short- and long-term incentive opportunities. In combination, these components are intended to generate below-market compensation in the event of poor operating performance and above-market compensation in the event of superior performance.

Index

Fiscal 2010 Benchmarking

In order to determine the external competitiveness of our executive compensation program, we benchmarked total compensation levels for our executive officers to compensation paid to executives at other companies. For fiscal 2010 the “market” rate for salaries provided by comparable retailers was determined from information gathered from published surveys and compensation information that was publicly reported by a select group of 20 other retail companies (the “Peer Group Companies”). The Peer Group Companies consisted primarily of retail companies with comparable revenues or with whom we believe we compete for management talent. The Peer Group Companies include: Abercrombie & Fitch Co.; Advance Auto Parts, Inc.; AutoZone, Inc.; Barnes & Noble, Inc.; Bed, Bath & Beyond, Inc.; Big Lots, Inc.; Charming Shoppes, Inc.; Collective Brands, Inc.; Dick’s Sporting Goods; Dollar General Corp.; Foot Locker, Inc.; GameStop Corp.; Limited Brands, Inc.; PetSmart, Inc.; Radio Shack, Corp.; Ross Stores; Staples, Inc.; Talbots, Inc.; The TJX Companies, Inc. and Williams-Sonoma, Inc.

The Compensation Committee used the compensation information from the Peer Group Companies as data points in determining the forms and levels of executive compensation, but did not target its compensation levels to be within a specific range of the levels of the Peer Group Companies.

Procedures Relating to our Executive Compensation Program

The elements of our executive compensation program, as well as individual determinations of salary, bonus and long-term incentive awards, involve primarily the interaction of the Compensation Committee and our Senior Vice President, Human Resources. As set forth above, with respect to fiscal 2010 compensation, significant input was received from the Committee’s independent consultants, Hay Group and Compensia.

Generally, our Senior Vice President, Human Resources coordinates the gathering of information relevant to our executive compensation programs. Included in this information are the share ownership of each executive officer and the extent to which the officer has an incentive to remain with us and to drive strong performance, taking into account factors such as the future vesting of long-term awards and the likelihood that applicable performance targets will be achieved. This information generally is discussed with the Committee at meetings held in September and December of each year in preparation for the actual determinations of salary and incentives, which generally occurs in March of each year.

Based upon input from the Committee, the Senior Vice President, Human Resources presents to the Committee at its March meeting proposed salaries and incentive compensation awards for executive officers on an individual-by-individual basis. The Committee discusses the proposals and makes its determinations. Equity awards approved by the Committee are made as of a date determined by the Committee and are based on the level and scope of the recipient’s position. Generally, annual grants and awards are approved at the March meeting of the Compensation Committee and made effective as of the first business day of April.

The Compensation Committee also approves the performance targets under our annual and, if applicable, long-term incentive plans. Except with respect to certain awards subject to Section 162(m) of the Internal Revenue Code, which relates to compensation in excess of $1 million, the Committee has the discretion to interpret and change the performance criteria. The Committee has used such discretion primarily to adjust awards as appropriate to take into account events or factors that were not anticipated at the time that the applicable performance standards were established.

Because of our bankruptcy filing in February 2011, these procedures were not followed for fiscal 2011.

The Committee is not authorized to delegate any of its responsibilities with respect to any aspect of awards made to executive officers. Pursuant to the Long-Term Incentive Plan, the Committee has delegated to the Chief Executive Officer and the Senior Vice President, Human Resources the authority to grant awards under the Plan to non-executive officers. All awards made pursuant to this delegated authority are reviewed at the next meeting of the Committee.

Allocation of the Components of Compensation

Because the Committee believes that our senior level executives are primarily responsible for decisions impacting our long-term results, long-term compensation is greater in proportion to base salary at higher levels of responsibility.

Historically, the Committee has based an executive’s annual bonus opportunity and the value of his or her long-term incentive award on a percentage of salary. For example, prior to fiscal 2010, for executive vice presidents, both the target bonus opportunity and the value of the executive’s long-term incentive award were set at 80% of base salary. As a result of the significant decrease in the trading price of our shares, beginning in 2009, the Committee moved away from percentage allocation for long-term incentive awards because the lower equity value would have resulted in inordinately large equity awards in relation to an executive’s salary.

Index

Rather than using a formula based upon a percentage of compensation, for 2010 the Committee awarded specific numbers of options and restricted shares. The number selected was intended to be large enough to provide an incentive to drive superior performance and to address retention issues, and was not tied directly to the executive officer’s compensation level.

Following is a brief discussion of each of the principal components of the compensation of executive officers.

Base Salary

For fiscal 2010, the Committee approved pay ranges for executive officers based primarily upon survey information and proxy data relating to Peer Group Companies. Where the base salary of an officer fell within the relevant range is based upon a number of factors, including the officer’s prior relevant experience, individual performance, scope of responsibilities and contribution to our financial goals and strategic initiatives. For new executive officers joining the Company, base salary determination also reflected the officers’ level of experience and prior compensation history.

At its March 2010 meeting, the Committee determined that the base salaries for our executive officers should generally be maintained at 2009 levels. Subsequently, in June 2010, the Committee authorized increases in the base salaries for Mark R. Bierley, our former Executive Vice President and Chief Financial Officer, and Thomas D. Carney, our former Executive Vice President, General Counsel and Secretary, to more closely align their compensation with the scope of their responsibilities. Additionally, in June 2010, the Committee approved an increase in the base salary of Michael J. Edwards upon his promotion to President of Borders Group, Inc. and President and Chief Executive Officer of Borders, Inc.

Annual Cash Incentives

Under our Annual Incentive Plan, executive officers are eligible to receive cash awards based upon the attainment of annual performance goals. Generally, incentive bonus opportunities are expressed as a dollar amount based upon a percentage of each executive’s base salary. The performance criteria for executive officers at the executive vice president level and above are generally based upon our attainment of specified levels of Company performance.

The terms “threshold,” “target” and “maximum” are used to define the continuum of acceptable performance for purposes of the Annual Incentive Plan. The levels are established by the Committee, and provide a scale for awards tied to performance. In establishing performance levels, the Committee takes into account our results for the prior year and its planned performance for the current year. “Threshold” is the minimum level of acceptable performance. The Annual Incentive Plan requires that the Committee establish a threshold level of performance for financial measures, below which no bonus tied to financial goals would be paid under the Plan. “Target” is the intended and expected level of performance. “Maximum” is performance that exceeds expectations, a “stretch” goal, but sets a ceiling on bonus potential. The Annual Incentive Plan award at “Target” for each executive is determined and benchmarked with reference to retail industry practices.

At its March 2010 meeting, the Committee approved the grant to our executive officers of two six-month bonus opportunities under the Annual Incentive Plan, the aggregate amount of which (if earned) would result in the executive receiving a bonus (the “Target Bonus”) of 110% of the difference between (i) the total salary and bonus for a similar position at the 50th percentile based upon a comparison to Hay Group’s 2009 retail industry survey data, which includes compensation data from 92 major retailers and (ii) the salary for that position at the 50th percentile.

The first bonus opportunity was equal to 50% of the Target Bonus and was paid on November 1, 2010 to executives employed through September 30, 2010. The second bonus opportunity was also equal to 50% of Target Bonus and was payable on April 15, 2011 if specified targets for earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the final six months of fiscal 2010 were satisfied. The EBITDA targets established by the Committee were not met and therefore the second bonus was not paid.

Because of our bankruptcy filing in February 2011, no targets under our Annual Incentive Plan were set for fiscal 2011.

Index

Long-Term Incentives

The Compensation Committee administers our Long-Term Incentive Plan. The goal of the Long-Term Incentive Plan is to retain key leadership and drive long-term performance.

At its March 2010 meeting, the Committee authorized a grant to our executive officers, later in fiscal 2010, under the Long-Term Incentive Plan to incentivize outstanding long-term performance and to support a long-term retention strategy. These awards were subsequently granted at a meeting of the Committee held in June 2010 and consisted of equity incentive awards in the form of options, restricted shares or a combination of the two types of awards.

Additionally, the form and amount of awards made to executive officers who were hired during the year were based upon individual considerations intended to attract the individual to our Company.

Officers and certain other management employees below the executive vice president level were granted options on October 2010.

In addition to annual grants, occasionally special grants are made under the Long-Term Incentive Plan. These usually take the form of restricted shares or options. The reasons for these types of awards include (i) providing an inducement for qualified executive officers to join our Company, (ii) keeping key executives focused on driving financial results during periods of transition or intense change and (iii) retaining and motivating key employees.

Fair market value is defined under the Long-Term Incentive Plan as the closing price of a share of our stock on the New York Stock Exchange on the day prior to the effective date of the grant or award or, if the stock is not traded on such date, the closing price on the first day prior thereto on which the stock was traded. We use this definition, rather than the closing price on the effective date of grant or award, because: (i) all equity plans approved by shareholders since we became a public company in 1995 have included this definition, and (ii) the consistent use of this definition has been beneficial for purposes of plan communications and employee understanding.

As a result of our bankruptcy filing in February 2011, we expect that the value of long-term incentive grants made to our executive officers in fiscal 2010 and prior years will be minimal.

Compensation of New Executive Officers

In May 2010, Bennett S. LeBow was elected as the Chairman of the Board and Chief Executive Officer of Borders Group, Inc. Mr. LeBow does not receive compensation in his capacity as an executive officer.

In June 2010, Michael J. Edwards was promoted to President of Borders Group, Inc. and President and Chief Executive Officer of Borders, Inc. In connection with Mr. Edwards’ promotion and the expansion of his responsibilities, the Committee authorized an increase in his base salary from $400,000 to $750,000 and awarded 300,000 options and 467,000 restricted shares. Additionally Mr. Edwards received an award of options to purchase 200,000 shares of our common stock in December 2010.

In July 2010, Rosalind L. Thompson was appointed Senior Vice President, Human Resources. In connection with Ms. Thompson’s appointment, the Committee authorized compensation components including a signing bonus of $82,000, a base salary of $275,000 per year and eligibility for annual bonuses under our Annual Incentive Plan, The Committee also authorized an award to Ms. Thompson of options to purchase 140,000 shares of our common stock.

In August 2010, Michele M. Cloutier was appointed Executive Vice President and Chief Merchandising Officer. The Committee authorized compensation arrangements for Ms. Cloutier including a base salary of $500,000 and an award of options to purchase 300,000 shares of our common stock. Ms Cloutier was also awarded eligibility for annual bonuses under our Annual Incentive Plan including a first year guarantee of $200,000, 50% of which was payable on April 1 and 50% of which was to be payable on the first anniversary of her hire date.

In October 2010, Scott D. Henry was appointed as our Executive Vice President and Chief Financial Officer. In connection with Mr. Henry’s appointment, the Committee authorized compensation arrangements including a signing bonus of $100,000, a base salary of $600,000 per year and eligibility for annual bonuses under our Annual Incentive Plan including a first year guarantee of $200,000, 50% of which was payable on April 1 and 50% of which was to be payable on the first anniversary of his hire date. The Committee also authorized an award to Mr. Henry of options to purchase 300,000 shares of our common stock and a 200,000 share restricted share grant.

Index

As a result of our bankruptcy filing in February 2011, Ms. Cloutier and Mr. Henry’s guaranteed bonuses were not paid on April 1, as payment required approval of the unsecured creditors committee (the “UCC”) and the Bankruptcy Court. On April 15, 2011 the Bankruptcy Court approved the payment of $50,000 to each executive on May 22, 2011 (30 days after the order was signed) and $50,000 to each executive on July 21, 2011 (90 days after the order was signed). The Bankruptcy Court denied payment of the additional $100,000 due to each executive on his or her first employment anniversary in October 2011.

In February 2011, James Frering was promoted from Senior Vice President, Store Operations to Executive Vice President, Operations recognizing his significant increased responsibility. Mr. Frering’s salary was increased from $275,000 to $350,000.

Key Employee Incentive Plan

In April 2011, the Company sought approval by the Bankruptcy Court to implement a Key Employee Incentive Plan (“KEIP”) intended to help us retain key officers during the Chapter 11 process and to provide an incentive payable upon our successful emergence from bankruptcy protection. The KEIP covers 15 key executives who are critical to our efforts. The Company formulated the KEIP based on advice from Mercer (US) Inc. (“Mercer”), a leading global compensation consulting firm.

On April 22, 2011 the Bankruptcy Court approved the two separate plans under the KEIP:

Management Plan

Our ten Vice Presidents may earn 40% of their base salary in effect on February 16, 2011, if the Company achieves the following goals:

•	Cost Savings:

o
real estate lease amendments after February 16, 2011 and before May 31, 2011 that provide at least $10 million of annualized rent reductions for each of 2011 and 2012 (excluding any rent reductions allocable to store closings); or

o
implementation of  non-headcount annualized cost reductions associated with either contract rejection or renegotiation (excluding the real estate lease amendments above and any rejections of contracts or leases associated with any closing stores) of $10 million by June 30, 2011; and

•	Disposition:

o	the Bankruptcy Court enters an order approving a sale of substantially all of the Company’s assets as a going concern, which sale must be consummated within 60 days thereafter; or

o
the Bankruptcy Court enters an order confirming a plan of reorganization resulting in an ongoing business, including the continued operation of substantially all of current remaining stores, which plan must go effective within 30 days thereafter.

The sale or the plan of reorganization must be supported by the UCC in its sole discretion. The qualifying transaction (sale or plan of reorganization) must be approved by order of the Bankruptcy Court entered no later than November 16, 2011.

Senior Management Plan

Our top five senior executives (Mr. Edwards, Mr. Henry, Ms. Cloutier, Mr. Frering and Ms. Thompson) may earn a bonus of (i) 75% of their base salary in effect on February 16, 2011 if the above cost savings and disposition goals are met no later than August 16, 2011 or (ii) 55% of their base salary if the above goals are achieved and approved by the Bankruptcy Court no later than November 16, 2011

Additionally, if a qualifying transaction results in value (as defined below) available for distribution to general unsecured creditors (after payment of all secured, administrative and priority claims), senior management participants will receive an additional bonus in accordance with the following schedule:

•	value of $73 million, but less than $85 million, an additional 75% of their base compensation;

•	value of $85 million, but less than $95 million, an additional 100% of their base compensation; or

•	value of $95 million or more, an additional 125% of their base compensation.

In order to constitute “value,” the UCC will consider:

•	cash;

•	securities in a company, other than reorganized Borders, all of which will be acceptable to the UCC in its absolute and sole discretion;

•	a note payable from a payor all of which will be acceptable to the UCC in its absolute and sole discretion; or

•	potentially equity securities in reorganized Borders if the valuation were acceptable to the UCC in its absolute and sole discretion, including the terms and valuation of such securities.

No bonuses will be paid under the Management Plan or the Senior Management Plan in the event of a liquidation.  Additionally, if any portion of the KEIP is paid, management will waive their right to seek or request payment of any other form of bonus, severance pay, change of control or other termination benefits. The maximum potential aggregate payout under the KEIP is $5.8 million.

The Bankruptcy Court also approved our implementation of a Key Employee Retention Plan (“KERP”) covering approximately 25 of our director-level employees who we have determined are critical to our business and reorganization.  Additionally, a small number of other key employees may participate in a discretionary pool under the KERP based upon the judgment of our Executive Committee, comprised of our five highest-level executive officers. Like the KEIP, the KERP was formulated based on advice from Mercer. We estimate that the total aggregate payout under the KERP will be approximately $1.2 million.

Executive Stock Ownership Guidelines

We have historically maintained stock ownership guidelines for our executive officers. Because of our bankruptcy filing in February 2011, the Committee is no longer requiring our executive officers to purchase additional shares in order to comply with our guidelines.

Index

Perquisites

Our executive compensation programs offer few perquisites or benefits that are not offered to all employees. This has remained constant throughout our history. The principal perquisite for executive officers is a long-term disability program.

Policy With Respect To Employment and Severance Agreements

Historically, we generally have not entered into fixed-term employment agreements with executives other than our chief executive officer. Presently, none of our executive officers is party to a fixed-term employment agreement.

We have entered into agreements with each executive officer that provide for severance to the officer in the event that his or her employment is terminated by us without cause. The principal purpose of these agreements is to enhance our ability to attract executives by providing interim assistance to them in the event that the executive’s employment is terminated without cause. Consistent with that purpose, in the event of a change of control, payments are made only if the executive’s employment is actually terminated without cause and are not triggered solely by the change of control itself. Information concerning the employment and severance agreements with executive officers is included in the footnotes to the Summary Compensation Table, and under the caption “Potential Payments upon Termination or Change-of-Control” below. As a result of our bankruptcy filing in February 2011, we are unable to make a determination as of the date hereof as to the enforceability of these agreements.

Tax and Accounting Considerations

The Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which places a limitation on tax deductions for publicly held corporations for individual compensation to certain executives exceeding $1,000,000 in any taxable year, unless the compensation is performance based. We generally attempt to structure our compensation programs in such a manner that payments and awards are deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Beginning in 2006, we began accounting for stock-based payments and awards, including stock options, restricted shares and restricted share units, in accordance with the requirements of Accounting Standards Codification Topic 718 “Compensation — Stock Compensation” (“ASC 718”).

Index

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation earned during the last three fiscal years by (i) our current President and Chief Executive Officer and Chief Financial Officer, (ii) each of the other individuals who served as our principal executive officer or principal financial officer during our last fiscal year, (iii) our three other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year, and (iv) two former executive officers who would have been included in (iii) if they had been employed by us at the end of our last fiscal year.

We do not maintain a defined benefit pension or supplemental retirement plan or provide above market earnings on deferred compensation, and thus column (h) has been omitted from the table.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(1)	Option Awards ($) (f)(1)	Non-Equity Incentive Plan ($) (g)(2)	All Other Compen- sation ($) (i)(3)	Total ($) (j)
Michael J. Edwards (4)	2010	$634,231	$—	$793,900	$606,000	$—	$268,243	$2,302,374
President of Borders Group, Inc. and	2009	$138,462	$—	$93,300	$472,000	$—	$58,183	$761,944
Chief Executive Officer of Borders, Inc.

Scott D. Henry (5)	2010	$173,077	$—	$286,000	$351,000	$—	$116,345	$926,422
Executive Vice President,
Chief Financial Officer

Michele M. Cloutier (6)	2010	$134,615	$—	$—	$318,000	$—	$201,893	$654,508
Executive Vice President,
Merchandising and Marketing

Rosalind L. Thompson (7)	2010	$157,596	$—	$—	$135,800	$—	$141,127	$434,523
Senior Vice President, Human Resources

James M. Frering (8)	2010	$260,096	$—	$—	$207,000	$—	$97,720	$564,816
Senior Vice President, Store Operations

Glen Tomaszewski (9)	2010	$205,385	$—	$—	$43,850	$—	$433	$249,668
Vice President, Controller,
Chief Accounting Officer

Former Officers
Mark R. Bierley (10)	2010	$307,368	$—	$—	$414,000	$—	$1,344	$722,712
Executive Vice President and Chief	2009	$375,000	$—	$—	$—	$—	$601,749	$976,749
Financial Officer of Borders Group, Inc.	2008	$278,269	$—	$159,001	$—	$124,200	$164,862	$726,332
and Chief Operating Officer of Borders, Inc.

Thomas D. Carney (11)	2010	$367,500	$—	$—	$345,000	$—	$78,321	$790,821
Executive Vice President,	2009	$300,000	$—	$—	$—	$—	$2,340	$302,340
General Counsel and Secretary	2008	$296,538	$—	$240,001	$—	$120,000	$249,555	$906,094

David Scott Laverty (12)	2010	$250,000	$—	$—	$165,600	$—	$73,436	$489,036
Senior Vice President,	2009	$172,115	$—	$—	$70,000	$12,501	$43,249	$297,866
Chief Information Officer

Index

____________
(1)	The amounts in columns (e) and (f) represents the aggregate grant date fair value of awards granted during the year, computed in accordance with ASC 718.

(2)
The amounts in column (g) represent the cash awards to the named individuals under the Annual Incentive Bonus Plan. The goals under the Annual Incentive Bonus Plan that were based upon our results for the respective fiscal year were not satisfied and thus no bonuses were paid under the Plan based on our results. In 2009, Mr. Laverty earned a portion of the bonus for which he was eligible, based upon his individual performance, which was based on an arrangement in place prior to Mr. Laverty becoming an executive officer. In 2008, Mr. Bierley and Mr. Carney each earned a portion of the bonus for which he was eligible based upon his individual performance.

(3)
The amounts in column (i) consist of the taxable portion of the Company-provided life insurance, the value of Company-paid financial planning services, and with respect to 2008 include employer contributions credited under the Borders Group Savings and Non-Qualified Deferred Compensation Plans. The amount for Mr. Edwards in 2010 includes a retention bonus of $148,092 and supplemental payments for being appointed the interim CEO during part of the year of $116,668. The amount for Mr. Henry in 2010 includes a signing bonus of $101,347 and $14,246 relocation costs. The amount for Ms. Cloutier in 2010 includes a signing bonus of $178,586 and payments relating to work performed before her start date of $23,077. The amount for Ms. Thompson in 2010 includes a signing bonus of $82,000 and a relocation bonus of $58,761. The amount for Mr. Frering in 2010 includes a retention bonus of $97,006. The amount for Mr. Carney in 2010 includes a $75,430 retention bonus. The amount for Mr. Laverty in 2010 includes a $70,671 retention bonus. The amount for Mr. Edwards in 2009 includes a relocation payment of $56,223. The amount for Mr. Bierley in 2009 includes a retention payment of $600,000 which was based on an arrangement in place prior to Mr. Bierley becoming an executive officer of the Company. The amount for Mr. Laverty in 2009 includes a signing bonus of $39,683. The amount for Mr. Bierley in 2008 includes a retention payment of $159,000. The amount for Mr. Carney in 2008 includes a retention payment of $240,000.

(4)
Mr. Edwards commenced employment with the Company on September 28, 2009 as Executive Vice President, Merchandising and Marketing. Mr. Edwards was named Interim President, Chief Executive Officer on January 25, 2010 and President of Borders Group, Inc. and President and Chief Executive Officer of Borders, Inc. on June 3, 2010.

(5)	Mr. Henry commenced employment with the Company on October 18, 2010 as Chief Financial Officer.

(6)	Ms. Cloutier commenced employment with the Company on October 25, 2010 as Executive Vice President, Chief Merchandising Officer.

(7)	Ms. Thompson commenced employment with the Company on July 6, 2010 as Senior Vice President, Human Resources

(8)
Mr. Frering commenced employment with the Company on August 10, 2009 and became Senior Vice President, Store Operations on February 15, 2010. He previously served as Vice President, Paperchase U.S. Operations. The compensation for 2009 is not required to be presented for Mr. Frering as he was not an executive officer of the Company during that year. On February 8, 2011 Mr. Frering became Executive Vice President, Operations.

(9)
Mr. Tomaszewski commenced employment with the Company on January 13, 1998 and was Interim Chief Financial Officer from August 23, 2010 through October 17, 2010. He became Vice President, Chief Accounting Officer and Controller on October 26, 2010. He previously served as Vice President, Controller. The compensation for 2009 and 2008 is not required to be presented for Mr. Tomaszewski as he was not an executive officer of the Company during those years.

(10)	Mr. Bierley resigned as Chief Financial Officer of the Company on August 23, 2010.

(11)	Mr. Carney resigned as Executive Vice President, General Counsel and Secretary of the Company on January 2, 2011.

(12)	Mr. Laverty resigned as an executive officer on January 3, 2011.

Index

GRANTS OF PLAN-BASED AWARDS

		Date of Compen-	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Under-		Grant Date Fair Value
		Sation	Thresh-		Maxi-	of Stock	lying	Exercise or	of Stock
	Grant	Committee	old	Target	mum	or Units	Options	Base Price	and Option
	Date	Approval	($)	($)	($)	(#)	(#)	of Option	Awards
Name(a)	(b)	(b)	(c)(1)	(d)(1)	(e)(1)	(i)(2)(3)	(j) (3)	Awards	(l)
Michael J. Edwards	6/17/10	6/17/10	N/A	N/A	N/A	467,000			$793,900
	6/17/10	6/17/10					300,000	$1.70	$414,000
	12/17/10	12/17/10					200,000	$1.17	$192,000
Scott D. Henry(3)	10/18/10	10/18/10	N/A	N/A	N/A	200,000			$286,000
	10/18/10	10/18/10					300,000	$1.43	$351,000
Michele M. Cloutier	10/25/10	6/17/10	N/A	N/A	N/A		300,000	$1.30	$318,000
Rosalind L. Thompson	7/6/10	6/17/10	N/A	N/A	N/A		140,000	$1.20	$135,800
James M. Frering	6/17/10	6/17/10	N/A	N/A	N/A		150,000	$1.70	$207,000
Glen Tomaszewski	10/1/10	9/16/10	N/A	N/A	N/A		35,000	$1.19	$33,950
	11/1/10	10/26/10					10,000	$1.22	$9,900
Former Officers
Mark R. Bierley	6/17/10	6/17/10	N/A	N/A	N/A		300,000	$1.70	$414,000
Thomas D. Carney	6/17/10	6/17/10	N/A	N/A	N/A		250,000	$1.70	$345,000
David Scott Laverty	6/17/10	6/17/10	N/A	N/A	N/A		120,000	$1.70	$165,600
____________
(1)
For 2010, Mr. Edwards, Ms. Thompson, Mr. Frering, Mr. Bierley, Mr. Carney and Mr. Laverty were eligible for a non-equity incentive plan award based on the Company’s financial performance for the last six months of fiscal 2010. No incentive payments were made under this program because the performance requirements were not met. The Company’s non-equity incentive plan has been terminated as a result of our bankruptcy filing.

(2)	The amounts shown in column (i) represent the number of restricted shares granted to the executive officers under the Long Term Incentive Plan.

(3)
Mr. Henry was granted inducement grants of 200,000 restricted shares and 300,000 stock options on October 18, 2010. These grants are subject to the same rules as awards granted under the Long-Term Incentive Plan.

Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested # (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)(3)
Michael J. Edwards	—	200,000	$3.11	9/30/2016	30,000	$25,500	—	$—
	—	300,000	$1.70	6/16/17	467,000	$396,950	—	$—
	—	200,000	$1.17	12/16/17			—	$—
Scott D. Henry	—	300,000	$1.43	10/17/17	200,000	$170,000	—	$—
Michele M. Cloutier	—	300,000	$1.30	10/24/17			—	$—
Rosalind L. Thompson	—	140,000	$1.20	7/5/17			—	$—
James M. Frering					5,000	$4,250	—	$—
	—	150,000	$1.70	6/16/17			—	$—
Glen Tomaszewski	2,999	—	$20.42	4/1/14			—	$—
					5,264	$4,474	—	$—
					7,500	$6,375	—	$—
					1,250	$1,063	—	$—
		35,000	$1.19	9/30/17			—	$—
		10,000	$1.22	10/31/17			—	$—
Former Officers
Mark. R. Bierley	3,000	—	$17.23	10/31/12			—	$—
	8,567	—	$20.42	9/6/13			—	$—
	5,607	—	$19.06	9/6/13			—	$—
Thomas D. Carney	15,000	—	$17.23	10/31/12			—	$—
	17,990	—	$20.42	1/3/14			—	$—
	50,000	—	$15.42	1/3/14			—	$—
	33,333	—	$0.57	1/3/14			—	$—
	45,848	—	$1.70	1/3/14			—	$—
David Scott Laverty	11,667	—	$2.67	4/30/11			—	$—
____________
(1)
The options vest in thirds commencing on the first anniversary of the date of grant except that: (i) the options that expire September 30, 2016 vest 100% on October 1, 2012, and (ii) the options that expire June 16, 2017 vest 100% on June 1, 2013, (iii) the options that expire July 5, 2017 vest 100% on July 6, 2013, (iv) the options that expire October 17, 2017 vest 100% on October 18, 2013, and (v) the options that expire October 24, 2017 vest 100% on October 25, 2013.

(2)
The market value of unvested restricted stock or stock units shown in column (h) is calculated based on the closing price of $0.85 of our common stock as of January 28, 2011, the last business day of our fiscal year.

Index

OPTION EXERCISES AND STOCK VESTED

The table below shows the number of shares of our common stock acquired during fiscal 2010 upon the exercise of options and the vesting of restricted shares.

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Michael J. Edwards	N/A	N/A	N/A	N/A
Scott D. Henry	N/A	N/A	N/A	N/A
Michele M. Cloutier	N/A	N/A	N/A	N/A
Rosalind L. Thompson	N/A	N/A	N/A	N/A
James M. Frering	N/A	N/A	N/A	N/A
Glen Tomaszewski	N/A	N/A	686	$1,742
Former Officers
Mark R. Bierley	33,333	$20,640	3,244	$6,595
Thomas D. Carney	N/A	N/A	41,751	$46,581
David Scott Laverty	N/A	N/A	N/A	N/A

NON-QUALIFIED DEFERRED COMPENSATION

Pursuant to our Non-Qualified Deferred Compensation Plan, named executive officers may defer base salary and payments earned under the Annual Incentive Bonus Plan. For fiscal 2010, no named executive officers participated in this plan either through outstanding balances held or current deferral elections.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Agreements with Current Named Executive Officers

We have entered into certain severance and change of control agreements with our current named executive officers. These agreements, which are substantially similar, generally provide that, in the event of the officer’s termination of employment by us other than for cause or disability or in the event of voluntary termination for good reason, the officer would be entitled to severance benefits. The amount of payments is greater if the termination is in connection with or follows a change of control of the Company. Under these agreements, if the termination is prior to a change in control, the officer has an obligation to use reasonable efforts to seek other employment and, to the extent that he or she earns cash compensation from such other employment, our obligation to make severance payments would be correspondingly reduced. Payments will be discontinued if the former executive officer competes with the Company. As a result of our bankruptcy filing in February 2011, we are unable to make a determination as of the date hereof as to the enforceability of these agreements.

“Cause” under the agreements includes (i) conduct which is a material violation of Company policy or which is fraudulent or unlawful, (ii) misconduct which damages or injures the Company or substantially damages our reputation, and (iii) gross negligence in the performance of, or willful failure to perform, the executives duties and responsibilities. “Good Reason” includes (i) an involuntary relocation that increases the executive’s commute by more than 35 miles, (ii) a material diminution in the executive’s base salary (other than pursuant to across-the-board reductions prior to a change in control that apply uniformly to similarly situated employees generally), and (iii) following a Change in Control, a material diminution in the executive’s overall compensation opportunity or responsibilities from the levels in effect immediately prior to the change in control

Index

The following table describes the potential payments upon termination for the current named executive officers:

Name	Payments and Benefits Upon Termination	Voluntary Termination for Good Reason(1)	Involuntary Not for Cause Termination(1)	For Cause Termination or Voluntary Termination for any Reason	Change of Control Termination
Michael J. Edwards	Base Salary	$750,000	$750,000	N/A	$1,500,000
	Short-term Incentive	$750,000	$750,000	N/A	$1,500,000
	Restricted Shares	$—	$—	N/A	$422,450
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$1,500,000	$1,500,000		$3,422,450
Scott D. Henry	Base Salary	$600,000	$600,000	N/A	$1,200,000
	Short-term Incentive	$480,000	$480,000	N/A	$960,000
	Restricted Shares	$—	$—	N/A	$170,000
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$1,080,000	$1,080,000		$2,330,000
Michele M. Cloutier	Base Salary	$500,000	$500,000	N/A	$1,000,000
	Short-term Incentive	$400,000	$400,000	N/A	$800,000
	Restricted Shares	$—	$—	N/A	$—
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$900,000	$900,000		$1,800,000
Rosalind L. Thompson	Base Salary	$275,000	$275,000	N/A	$550,000
	Short-term Incentive	$165,000	$165,000	N/A	$330,000
	Restricted Shares	$—	$—	N/A	$—
	Purchased Restricted Shares	$—	$—	N/A	$—
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$440,000	$440,000		$880,000
James M. Frering	Base Salary	$275,000	$275,000	N/A	$550,000
	Short-term Incentive	$165,000	$165,000	N/A	$330,000
	Restricted Shares	$—	$—	N/A	$—
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$440,000	$440,000		$880,000
Glen Tomaszewski	Base Salary	$250,000	$250,000	N/A	$500,000
	Short-term Incentive	$100,000	$100,000	N/A	$200,000
	Restricted Shares	$—	$—	N/A	$11,912
	Restricted Share Units	$—	$—	N/A	$—
	Stock Options	$—	$—	N/A	$—
	Total	$350,000	$350,000		$711,912
____________
(1)
The amounts shown for named executive officers as base salary and short-term incentive represent one times annual salary and target bonus. These amounts are subject to mitigation for amounts earned from other employment and other provisions.

Assumptions

Below is a description of the assumptions that were used in creating the tables above. Unless otherwise noted the descriptions of the payments below are applicable to all of the above tables relating to potential.

•	Change of control date of January 29, 2011.

•	All awards vest on change of control date.

•	All executives were terminated on the change of control date.

•	Salary and target bonus in effect on the change of control date.

•	Fair market value of common stock of $0.85 per share.

Index

DIRECTOR COMPENSATION

Procedures relating to the Compensation of Directors

The Nominating and Corporate Governance Committee is responsible under its charter for periodically making recommendations to the Board with respect to the compensation of directors. In fulfilling this responsibility, the Committee receives information from the Senior Vice President, Human Resources with respect to the amount and nature of the compensation of directors of the Peer Group Companies identified under the caption “Compensation Discussion and Analysis — Benchmarking.” The Nominating and Corporate Governance Committee also receives the input of the Compensation Committee prior to a recommendation being made to the Board.

Standard Compensation

For service as a director during 2010, members of the Board who are not employees of the Company received cash compensation of $112,500 and 20,000 unrestricted shares of common stock. Board compensation is expected to remain at that level for fiscal 2011.

Additional Fees Other Than for Service as the Non-Executive Chairman of the Board; Special Committee Fees

The chairpersons of the Audit, Compensation and Nominating and Corporate Governance committees received additional payments of $15,000, $10,000 and $7,500, respectively, prorated for service of less than a full year in the position.

Compensation for the Non-Executive Chairman of the Board and the Lead Independent Director

For service as Non-Executive Chairman of the Board in 2010, Mr. McGuire and Mr. LeBow each received additional cash compensation of $75,000, prorated for service of less than a full year in the position. Mr. Archbold received cash compensation of $25,000 for service as Lead Independent Director.

Deferral of Fees of Non-Employee Directors

Non-employee directors are permitted to defer the receipt of their stock awards.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended January 29, 2011.

Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)(1)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)(2)	Total ($) (h)
Michael G. Archbold	$137,500	$34,000	$—	$—	$—	$—	$171,500
Paul J. Brown	$112,500	$34,000	$—	$—	$—	$—	$146,500
Ronald J. Floto	$120,000	$34,000	$—	$—	$—	$—	$154,000
Michael Grossman	$122,500	$34,000	$—	$—	$—	$—	$156,500
Bennett S. LeBow(2)	$114,870	$20,958	$—	$—	$—	$—	$135,828
Howard M. Lorber(2)	$68,922	$20,958	$—	$—	$—	$—	$89,880
Richard McGuire III(2)	$73,146	$34,000	$—	$—	$—	$—	$107,146
Dan Rose	$112,500	$34,000	$—	$—	$—	$—	$146,500
David Shelton	$112,500	$34,000	$—	$—	$—	$—	$146,500
Timothy V. Wolf	$127,500	$34,000	$—	$—	$—	$—	$161,500
____________
(1)	The amounts in columns (c) and (d) represent the aggregate grant date fair value of awards granted during the year, computed in accordance with ASC 718.

(2)
Mr. LeBow and Mr. Lorber commenced service as a director on May 21, 2010. Mr. LeBow was also elected Chairman of the Board effective as of that date. Mr. McGuire ceased to serve as a director on May 21, 2010. The amounts in columns (b), (c) and (h) represent prorated payments for these directors’ service where appropriate.

Index

There are no outstanding stock or option awards held by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee are, and none of the former members who served on the Committee during fiscal 2010 were, a former officer or employee of the Company or our subsidiaries or has or had any relationship with the Company requiring disclosure in accordance with the applicable rules of the Securities and Exchange Commission relating to compensation committee interlocks and insider participation.

AUDIT COMMITTEE REPORT

In accordance with its written charter as adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, internal controls and financial reporting practices of the Company. The Audit Committee is also responsible for evaluating audit performance, appointing, compensating, retaining and overseeing the work of the Company’s independent registered public accounting firm.

The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence.

The Audit Committee has discussed and reviewed with the independent registered public accounting firm all communications required by the Public Company Accounting Oversight Board, including those described in Statement on Auditing Standards No. 114, as amended, “Communication with Audit Committees.”

Management has the primary responsibility for our financial statements and reporting process, including our system of internal controls. In fulfilling its oversight responsibility, the Audit Committee reviewed and discussed with management the audited financial statements included in this report, as well as the report of management and the independent registered public accounting firm’s opinion thereon regarding the Company’s internal control over financial reporting. In addition, the Committee reviewed and discussed with management each of our earnings releases, as well as its quarterly reports to the Securities and Exchange Commission.

Based on the above-mentioned reviews and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended January 29, 2011 be included in this report for filing with the Securities and Exchange Commission.

Timothy V. Wolf, Chairman
Michael G. Archbold
Paul J. Brown

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information as of February 16, 2011 concerning the beneficial ownership of our common stock by each shareholder who is known by us to own beneficially in excess of 5% of the outstanding common stock, by each director, by the executive officers named in the Summary Compensation Table above, and by all directors and executive officers as a group. As of the February 16, 2011, there were 72,042,189 shares of our common stock outstanding held of record by 2,412 shareholders.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage Beneficial Ownership(1)
Bennett S. LeBow	46,253,439	(2)	43.2%
667 Madison Avenue, 14th Floor New York, NY 10065

Pershing Square Capital Management, L. P.	36,542,216	(3)	37.3%
888 Seventh Avenue, 29th Floor New York, NY 10019

Michael G. Archbold	53,211		*
Paul J. Brown	25,808		*
Ronald J. Floto	25,808		*
Michael Grossman	25,808		*
Howard M. Lorber	12,328		*
Dan Rose	25,808		*
David Shelton	20,000		*
Timothy V. Wolf	25,808		*

Michael J. Edwards	557,000		*
Scott D. Henry	200,000		*
Michele M. Cloutier	0		*
James M. Frering	5,000		*
Rosalind L. Thompson	0		*
Glen Tomaszewski	18,137	(4)	*

Directors and Executive Officers as a Group (15 persons)	47,248,155		44.1%

*	Represents less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Mr. LeBow has reported his beneficial ownership of 46,253,439 shares of common stock, including warrants to purchase 35,130,000 shares of common stock. With respect to 11,111,111 shares of common stock and all of the shares of common stock issuable upon the exercise of such warrants, Mr. LeBow indirectly exercises voting and investment control as follows: the Bennett S. LeBow Revocable Trust is the sole stockholder of LeBow Holdings, Inc., a Nevada corporation, which is the sole stockholder of LeBow Gamma, Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership. Mr. LeBow is the sole trustee of Bennett S. LeBow Revocable Trust, a director and officer of LeBow Holdings, Inc. and a director and officer of LeBow Gamma, Inc.

(3)
Pershing Square has reported its beneficial ownership of 36,542,216 shares of common stock, including warrants exercisable to acquire 25,944,236 shares of common stock. Pershing Square and its affiliates have also reported their beneficial ownership of cash settled, total return equity swaps covering 4,376,163 notional shares of common stock. The notional shares that underlie the swaps are not included in the number of shares beneficially owned by Pershing Square. Pershing Square has reported that its aggregate economic exposure to shares of our common stock, including the aggregate shares of common stock beneficially owned by Pershing Square plus the aggregate notional shares underlying such swaps, represents approximately 41.8% of the sum of the outstanding shares of common stock and the shares of common stock underlying the Pershing Square warrants.

(4)	Includes 2,999 options that are exercisable within 60 days.

Index

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Our Board of Directors has determined that all of the members of the Board of Directors, other than Mr. LeBow and Mr. Lorber, are independent. In making the determination that a director is independent, the Board determines that the individual:

•	satisfies the requirements for independence adopted by the New York Stock Exchange; and

•	if an audit committee member, satisfies the independence requirements for Audit Committees under Rule 10A-3 promulgated under the Securities Exchange Act of 1934.

In addition, the Board reviews any relationships of a director that would require disclosure in the Company’s Proxy Statement under Item 404 of Regulation S-K of the Securities and Exchange Commission. In general, that item requires disclosure of any direct or indirect interest that a director may have in any transaction with the Company that exceeds $120,000. Any director who is a party to any such transaction, or whose immediate family member is a party to any such transaction, is deemed to have a material relationship with the Company and thus not be independent unless either:

•
the transaction or relationship is of a nature covered by the New York Stock Exchange or Securities and Exchange Commission independence requirements but does not meet the thresholds contained in such provisions, or

•	the Board determines, after reviewing the nature of the transaction or relationship and amount involved, that the director’s ability to act in a fair and impartial manner will not be affected thereby.

The specific criteria used by the Board in determining the independence of directors are set forth under the caption “Board Size and Independence” in the Company’s Corporate Governance Guidelines, which are available on the Company’s Web site.

Related Party Transactions

On March 31, 2010, we repaid in full a $42,500,000 senior secured term loan provided to us by Pershing Square. During the portion of fiscal 2010 during which the loan remained outstanding, we paid approximately $0.7 million in interest to Pershing Square with respect to its loan.

On May 20, 2010, we entered into a Securities Purchase Agreement with LeBow Gamma Limited Partnership (the “Purchaser”), an entity controlled by Bennett S. LeBow, pursuant to which the Purchaser acquired approximately 11.1 million shares of common stock at a price of $2.25 per share and we issued warrants to the Purchaser exercisable for an additional 35.1 million shares of common stock at an initial exercise price of $2.25 per share. In accordance with the provisions of the Securities Purchase Agreement, effective as of May 21, 2010, Mr. LeBow and Howard M. Lorber were elected by action of the Board of Directors as directors of the Company and Mr. LeBow was elected as the Chairman of the Board of Directors. The Securities Purchase Agreement also includes restrictive covenants that require us to obtain the written consent of the Purchaser prior to entering into certain transactions or taking certain other actions. The Securities Purchase Agreement and our other agreements with the Purchaser were approved by our Board of Directors prior to the date Mr. LeBow and Mr. Lorber joined the Board.

As a result of the purchase of common stock by the Purchaser, we were required under the terms of our existing agreements with Pershing Square to issue Pershing Square approximately 2.7 million warrants exercisable at a price of $0.65 per share. Upon the issuance of warrants to the Purchaser, we were required to issue Pershing Square approximately 8.5 million additional warrants at the same $0.65 per share exercise price.

On May 21, 2010, Richard McGuire III resigned as the non-executive Chairman of the Board of Directors. Mr. McGuire was a partner of Pershing Square until January 2009.

Item 14: Principal Accounting Fees and Services

The following table summarizes aggregate fees billed for professional services rendered by Ernst & Young during fiscal years 2010 and 2009:

	2010	2009
Audit fees	$727,875	$819,600
Audit related fees	81,500	41,500
Tax fees	17,000	140,050
All other fees	—	—
Total	$826,375	$1,001,150

Index

Audit related fees consist principally audits of employee benefit plans.

All of the tax fees for 2010 were for tax compliance and preparation. Ernst & Young did not provide tax consulting or advisory services to the Company.

The Audit Committee has considered whether the provision of the services described above is compatible with maintaining the independence of the principal auditor, and has concluded that such services are compatible with auditor independence.

The Audit Committee must pre-approve all audit and all non-audit services provided by the independent registered public accounting firm, subject, with respect to non-audit services, to a de minimis exception. Under the de minimis exception, management may authorize services not contemplated at the time of the Audit Committee meeting immediately prior to the provision of such services, provided that the fees for such services do not exceed $25,000 (subject to the aggregate limitation described below). These services must be brought to the attention of the Chairman of the Audit Committee and approved at the next regularly scheduled meeting of the Audit Committee. The de minimis exception is subject to an annual aggregate limit of five percent of total revenues paid by the Company to the independent registered public accounting firm in the fiscal year when services are provided. The Audit Committee pre-approved all non-audit services for fiscal 2009 without utilization of the de minimis exception described above. Requests for approval of non-audit services are to be submitted to the Audit Committee by both the independent registered public accounting firm and our Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. Financial Statement Schedules

Schedule II

Valuation and Qualifying Accounts — Deferred Tax Asset
Fiscal Year Ended January 29, 2011, January 30, 2010 and January 31, 2009
Amounts in millions

	Balance at Beginning of Year	Charged to Costs and Expenses	Balance at End of Year
Balance at January 29, 2011	$139.8	$139.4	$279.2
Balance at January 30, 2010	$124.4	$15.4	$139.8
Balance at January 31, 2009	$25.8	$98.6	$124.4

3. The following exhibits are filed herewith unless otherwise indicated:

Exhibit Number	Description
2.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(10)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(5)	Restated bylaws of Borders Group, Inc.
3.4(9)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(10)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(11)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(12)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4.1(13)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4.2(13)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
4.3(17)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10.1	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2(1)	Borders Group, Inc. Stock Option Plan
10.3(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Borders Group, Inc. Stock Option Plan for International Employees
10.5(3)	1998 Borders Group, Inc. Stock Option Plan
10.6(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan

Index

10.7(8)	Non-Qualified Deferred Compensation Plan
10.8(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.9(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.10(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.11(7)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10.12(14)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10.13(14)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10.14(14)
Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.

10.15(14)
Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.

10.16(15)	Form of Executive Officer Severance Agreement.
10.17(16)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10.18(17)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.
10.19(18)	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10.20(19)	Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10.21(20)	Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.22(20)	Term Loan Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein
10.23(20)	Intercreditor Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.24(21)	Securities Purchase Agreement dated May 21, 2010 between Borders Group, Inc. and LeBow Gamma Limited Partnership.
10.24(22)
Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement dated as of February 16, 2011 between and among Borders Group, Inc. and Borders, Inc., as borrowers, our other subsidiaries designated therein as credit parties, General Electric Capital Corporation, for itself as a Revolving Lender, FILO Lender and Swingline Lender, and as Working Capital Agent for all Lenders, GA Capital, LLC, as Term B Agent for all Term B Lenders, and the other financial institutions named therein.

10.25(23)	Key Employee Incentive Plan
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Scott Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Scott Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

Index

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Proxy Statement dated April 24, 2009 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2010 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 21, 2011 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 16, 2011 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-13740).

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDERS GROUP, INC.
(Registrant)

By:	/s/ Bennett S. LeBow
Bennett S. LeBow
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bennett S. LeBow	Chairman and Chief Executive Officer	April 29, 2011
Bennett S. LeBow

/s/ Scott Henry	Executive Vice President and Chief Financial Officer	April 29, 2011
Scott Henry

/s/ Glen Tomaszewski	Vice President, Chief Accounting Officer and Controller	April 29, 2011
Glen Tomaszewski

/s/ Michael G. Archbold	Director	April 29, 2011
Michael G. Archbold

/s/ Paul J. Brown	Director	April 29, 2011
Paul J. Brown

/s/ Ronald J. Floto	Director	April 29, 2011
Ronald J. Floto

/s/ Michael Grossman	Director	April 29, 2011
Michael Grossman

/s/ Howard lorber	Director	April 29, 2011
Howard Lorber

/s/ Dan Rose	Director	April 29, 2011
Dan Rose

/s/ David Shelton	Director	April 29, 2011
David Shelton

/s/ Timothy V. Wolf	Director	April 29, 2011
Timothy V. Wolf

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Agreement and plan of Merger dated as of April 8, 1997 between Michigan Borders Group, Inc. and Borders Group, Inc.
3.1(3)	Restated Articles of Incorporation of Borders Group, Inc.
3.2(10)	Amendment to the Restated Articles of Incorporation of Borders Group, Inc.
3.3(5)	Restated bylaws of Borders Group, Inc.
3.4(9)	First Amendment to the Restated By laws of Borders Group, Inc.
3.5(10)	Second Amendment to the Restated By laws of Borders Group, Inc.
3.6(11)	Third Amendment to the Restated By laws of Borders Group, Inc.
3.7(12)	Fourth Amendment to the Restated By laws of Borders Group, Inc.
4.1(13)	Warrant and Registration Rights Agreement, dated as of April 9, 2008, among Borders Group, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent.
4.2(13)	Side Letter, dated as of April 9, 2008, between Pershing Square Capital Management, L.P. and Borders Group, Inc.
4.3(17)	Side Letter to the Warrant and Registration Rights Agreement, dated as of March 30, 2009 from Borders Group, Inc. to Pershing Square Capital Management, L.P.
10.1	Restated Borders Group, Inc. Annual Incentive Bonus Plan
10.2(1)	Borders Group, Inc. Stock Option Plan
10.3(5)	Amendment to the Borders Group, Inc. Stock Option Plan
10.4(2)	Borders Group, Inc. Stock Option Plan for International Employees
10.5(3)	1998 Borders Group, Inc. Stock Option Plan
10.6(4)	Amendment No. 1 to 1998 Borders Group, Inc. Stock Option Plan
10.7(8)	Non-Qualified Deferred Compensation Plan
10.8(3)	Participation Agreement dated as of December 1, 1998 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.9(5)	Participation Agreement dated as of January 22, 2001 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.10(6)	Participation Agreement dated as of November 15, 2002 by and among Borders Group, Inc., Borders, Inc. and Parties thereto
10.11(7)	Security Agreement dated as of July 30, 2004 among Borders Group, Inc., its subsidiaries and Parties thereto
10.12(14)	Sale and Purchase Agreement between Borders Group, Inc., A&R Whitcoulls Group Holdings Pty Limited, Spine Newco (NZ) Limited and Spine Newco Pty Limited.
10.13(14)	Brand License Deed between Borders Properties, Inc. and Spine Newco Pty Limited
10.14(14)
Purchasing Agreement between Borders Group, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, Spine Newco (NZ) Limited and A&R Witcoulls Group Holdings Pty Limited.

10.15(14)
Transition Services Agreement between Borders International Services, Inc., Borders Australia Pty Limited, Borders New Zealand Limited, Borders Pte. Limited, Spine Newco Pty Limited, and Spine Newco (NZ) Limited.

10.16(15)	Form of Executive Officer Severance Agreement.
10.17(16)	Borders Group, Inc. Indemnification Letter Agreement with Directors and Officers
10.18(17)	Subscription and Purchase Agreement, dated as of March 30, 2009 by and between Pershing Square, L.P. and Borders Group, Inc.
10.19(18)	First Amendment to the Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10.20(19)	Amended and Restated Borders Group, Inc. 2004 Long-Term Incentive Plan
10.21(20)	Third Amended and Restated Revolving Credit Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.22(20)	Term Loan Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein

Index

10.23(20)	Intercreditor Agreement dated as of March 31, 2010 between and among Borders Group, Inc., Borders, Inc. and the lenders and agents named therein.
10.24(21)	Securities Purchase Agreement dated May 21, 2010 between Borders Group, Inc. and LeBow Gamma Limited Partnership.
10.24(22)
Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement dated as of February 16, 2011 between and among Borders Group, Inc. and Borders, Inc., as borrowers, our other subsidiaries designated therein as credit parties, General Electric Capital Corporation, for itself as a Revolving Lender, FILO Lender and Swingline Lender, and as Working Capital Agent for all Lenders, GA Capital, LLC, as Term B Agent for all Term B Lenders, and the other financial institutions named therein.

10.25(23)	Key Employee Incentive Plan
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of Scott Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Bennett S. LeBow, Chairman and Chief Executive Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of Scott Henry, Executive Vice President and Chief Financial Officer of Borders Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

(1)	Incorporated by reference from the Company’s Proxy Statement dated April 9, 1997 of Borders Group, Inc. (File No. 1-13740).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 1998 (File No. 1-13740).

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 24, 1999 (File No. 1-13740).

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 1999 (File No. 1-13740).

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 (File No. 1-13740).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 25, 2004 (Filed No. 1-13740).

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2004 (File No. 1-13740).

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2004 (File No. 1-13740).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 13, 2006 (File No. 1-13740).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 25, 2007 (File No. 1-13740).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 2, 2007 (File No. 1-13740).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 17, 2008 (File No. 1-13740).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 (File No. 1-13740).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 4, 2008 (File No. 1-13740).

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (File No. 1-13740).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2008 (File No. 1-13740).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 30, 2009 (File No. 1-13740).

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-13740).

(19)	Incorporated by reference from the Company’s Proxy Statement dated April 24, 2009 (File No. 1-13740).

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2010 (File No. 1-13740).

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 21, 2011 (File No. 1-13740).

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 16, 2011 (File No. 1-13740).

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-13740).